Form 10-K
period 2018-12-31
GARTNER INC
filed 2019-02-22
CIK 749251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company as defined in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $11,675,031,229, based on the closing sale price as reported on the New York Stock Exchange.
As of January 31, 2019, 89,711,737 shares of the registrant’s common shares were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 30, 2019 is incorporated by reference into Part III to the extent described therein.

GARTNER, INC.
2018 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS.

GENERAL

Gartner, Inc. (NYSE: IT) is the world’s leading research and advisory company and a member of the S&P 500. We equip business leaders with indispensable insights, advice and tools to achieve their goals and build the successful organizations of tomorrow. We believe we have an unmatched combination of expert-led, practitioner-sourced and data-driven research that steers clients toward the right decisions on the issues that matter most. We’re a trusted advisor and an objective resource for more than 15,000 organizations in more than 100 countries — across all major functions, in every industry and enterprise size.

Gartner delivers its products and services globally through three business segments:

•
Research provides trusted, objective insights and advice on the mission-critical priorities of leaders across all functional areas of the enterprise through research and other reports, briefings, proprietary tools, access to our analysts and advisors, peer networking services and membership programs that enable our clients to make better decisions. Gartner's traditional strengths in IT, marketing and supply chain research were enhanced in 2017 with Gartner's acquisition of CEB Inc., which added CEB's best practice and talent management research insights across a range of business functions, to include human resources, finance, sales and legal.

•
Conferences (formerly called Events) provides business professionals across the organization the opportunity to learn, share and network. From our flagship CIO conference Gartner IT Symposium, to industry-leading conferences focused on specific business roles and topics, to member-driven sessions, our offerings enable attendees to experience the best of Gartner insight and advice live.

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

To remain viable and competitive, business leaders must deal with this unprecedented level of disruption and change. No enterprise can be operationally effective unless it incorporates the right technology and related strategy and management decisions into every part of its business. This affects all business levels, functions and roles. Chief financial officers, heads of human resources, chief marketing officers and other executives and leaders across the enterprise are more reliant on technology than ever. Given this critical need, business enterprises, governments and their agencies, and other organizations turn to Gartner for decision-making guidance to ensure they maximize their technology investments and meet their current and future needs.

Our legacy of expertise in IT has given way to a new position: Strategic research and advisory services operating across the entire organization. We believe our best-in-class Gartner content, combined with the CEB expertise in functional areas that we integrated during 2018, has strengthened our value proposition and increased our market opportunity to an all-time high.

OUR SOLUTION

We believe our unmatched combination of expert-led, practitioner-sourced, data-driven research steers clients toward the right decisions on the issues that matter most. We employ a diversified business model that utilizes and leverages the breadth and depth of our intellectual capital. The foundation of our business model is our ability to create and distribute our proprietary research content as broadly as possible via published reports, interactive tools, facilitated peer networking, briefings, consulting and advisory services, and our conferences, including the Gartner Symposium/XpoTM series.

We had 2,114 research analysts and expert advisors as of December 31, 2018 located around the world who create and deliver compelling, relevant, independent and objective research and fact-based analysis on virtually every function across the enterprise.

Through our robust product portfolio, our global research and advisory team provides thought leadership and insights that CIOs and other technology practitioners, HR, sales, legal, finance, supply chain and marketing executives need to make the right decisions, every day.

In addition to our research analysts and expert advisors, as of December 31, 2018, we had 718 experienced consultants who combine our objective, independent research with a practical business perspective focused on the IT industry. Finally, our conferences are some of the largest of their kind, gathering together highly qualified audiences that include CIOs and other IT and C-suite executives, frontline IT architects and professionals, purchasers and providers of technology and supply chain products and services, business professionals, and other leaders across marketing, finance, legal, sales and HR.

PRODUCTS AND SERVICES

Our diversified business model provides multiple entry points and sources of value for our clients that facilitate increased client spending on our research and advisory services, consulting services and conferences. A critical part of our long-term strategy is to increase business volume and penetration with our most valuable clients, identifying relationships with the greatest sales potential and expanding those relationships by offering strategically relevant research and advice. We also seek to extend the Gartner brand name to develop new client relationships, augment our sales capacity and expand into new markets around the world. In addition, we seek to increase our revenue and operating cash flow through more effective pricing of our products and services. These initiatives have created additional revenue streams through more effective packaging, campaigning and cross-selling of our products and services.

Our principal products and services are delivered through our three business segments:

•
RESEARCH. Gartner delivers independent, objective advice to leaders across the enterprise, primarily through a subscription-based digital media service. Gartner research is the fundamental building block for all Gartner services. We combine our proprietary research methodologies with extensive industry and academic relationships to create Gartner solutions that address each role across the enterprise. Within the Research segment, Global Technology Sales ("GTS") delivers products and services to users and providers of technology, while Global Business Sales ("GBS") delivers products and services to all other functional leaders.

Our research agenda is defined by clients’ needs, focusing on the critical issues, opportunities and challenges they face every day. We are in steady contact with over 15,000 distinct organizations worldwide. We publish tens of thousands of pages of original research annually, and our analysts have over 380,000 client interactions every year. Our size and scale enable us to commit vast resources toward broader and deeper research coverage, and to deliver insight to our clients based on what they need and where they are. The ongoing interaction of our research analysts and advisors with our clients enables us to identify the most pertinent topics to them and develop relevant product enhancements to meet the evolving needs of users of our research. Our proprietary research content, presented in the form of reports, briefings, updates and related tools, is delivered directly to the client’s desktop via our website and/or product-specific portals.

Clients normally sign subscription contracts that provide access to our research content and advisory services for individual users over a defined period of time. We typically have a minimum contract period of 12 months for our research and advisory subscription contracts and at December 31, 2018, a significant portion of our contracts were multi-year.

•
CONFERENCES. Gartner attracts more than 80,000 business and technology professionals and industry-leading technology providers to its 70+ conferences worldwide each year. Attendees experience sessions led by Gartner analysts and advisors, cutting-edge technology solutions, peer exchange workshops, one-on-one analyst and advisor meetings, consulting diagnostic workshops, keynotes and more. They also provide attendees with an opportunity to interact with business executives from the world’s leading technology companies. In addition to role-specific summits and workshop-style seminars, Gartner holds its unique, flagship IT Symposium/XpoTM in nine locations worldwide annually. Since the addition of CEB, we’ve expanded to host 700+ more intimate live meetings each year, as well as 250+ exclusive C-level meetings through the Evanta brand.

•
CONSULTING. Gartner Consulting deepens relationships with our largest research and advisory clients by extending the reach of our research through custom consulting engagements. Gartner Consulting brings together our unique research insight, benchmarking data, problem-solving methodologies and hands-on experience to improve the return on a client’s IT investment. Our consultants provide fact-based consulting services to help clients use and manage IT to optimize business performance.

Consulting solutions capitalize on Gartner assets that are invaluable to IT decision making, including: (1) our extensive research, which ensures that our consulting analyses and advice are based on a deep understanding of the IT environment and the business of IT; (2) our market independence, which keeps our consultants focused on our clients' success; and (3) our market-leading benchmarking capabilities, which provide relevant comparisons and best practices to assess and improve performance. Gartner Consulting provides solutions to CIOs and other IT executives, and to those professionals responsible for IT applications, enterprise architecture, go-to-market strategies, infrastructure and operations, program and portfolio management, and sourcing and vendor relationships. Gartner Consulting also provides targeted consulting services to professionals in specific industries. Finally, we provide actionable solutions for IT cost optimization, technology modernization and IT sourcing optimization initiatives.

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

•	Our leading brand name - We have provided critical, trusted insight under the Gartner name for nearly 40 years.

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

•
Vast network of analysts, advisors and consultants - As of December 31, 2018, we had 2,114 research analysts and expert advisors and 718 experienced consultants located around the world. Our analysts and advisors collectively speak 59 languages and are located in 26 countries, enabling us to cover vast aspects of business and technology on a global basis.

Notwithstanding these differentiating factors, we face competition from a significant number of independent providers of information products and services. We compete indirectly with consulting firms and other data and information providers, including electronic and print media companies. These indirect competitors could choose to compete directly with us in the future. In addition, we face competition from free sources of information that are available to our clients through the internet. Limited barriers to entry exist in the markets in which we do business. As a result, new competitors may emerge and existing competitors may start to provide additional or complementary services. While we believe the breadth and depth of our research positions us well versus our competition, increased competition could result in loss of market share, diminished value in our products and services, reduced pricing, and increased sales and marketing expenditures.

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

EMPLOYEES

We had a total of 15,173 employees as of December 31, 2018, a slight increase compared to 15,131 at December 31, 2017. The 15,173 employees at December 31, 2018 is net of a reduction of 1,547 employees resulting from our 2018 business divestitures. Adjusting for these divestitures, our total headcount increased by approximately 11% year-over-year.

We had 8,802 employees, or 58% of our total employees, based in the U.S. at December 31, 2018 in 83 offices. We had 1,312 employees located at our headquarters facility in Stamford, Connecticut and nearby; 1,930 employees located at our Ft. Myers,

Florida offices; 1,493 located in Arlington, Virginia; 397 employees located in Irving, Texas; and 3,670 employees located elsewhere in the United States.

We had 6,371 employees, or 42% of our total employees, located outside of the United States at December 31, 2018 in 43 offices: 1,135 employees were located in Egham, the United Kingdom; 1,089 employees were located in Gurgaon, India; and 4,147 employees were located elsewhere.

Our employees may be subject to collective bargaining agreements at a company or industry level, or works councils, in those foreign countries where this is part of the local labor law or practice. We have experienced no work stoppages and consider our relations with our employees to be favorable.

GOVERNMENT CONTRACTS

Our U.S. government contracts are subject to the approval of appropriations by the U.S. Congress to fund the agencies contracting for our products and services. Additionally, our contracts at the state and local levels, as well as foreign government contracts, are subject to various governmental authorizations and funding approvals and mechanisms. In general, most if not all of these contracts may be terminated at any time by the government entity without cause or penalty.

FINANCIAL INFORMATION

The Company's financial information by business segment for the three-year period ended December 31, 2018 is provided in Note 14 — Segment Information in the Notes to Consolidated Financial Statements. Additional information regarding revenues by business segment is located in Note 1 — Business and Significant Accounting Policies in the Notes to Consolidated Financial Statements.

AVAILABLE INFORMATION

Our internet address is gartner.com and the Investor Relations section of our website is located at investor.gartner.com. We make available free of charge, on or through the Investor Relations section of our website, printable copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”).

Also available at investor.gartner.com, under the “Governance” link, are printable and current copies of our (i) CEO & CFO Code of Ethics which applies to our Chief Executive Officer, Chief Financial Officer, Controller and other financial managers, (ii) Global Code of Conduct, which applies to all Gartner officers, directors and employees, wherever located, (iii) Board Principles and Practices, the corporate governance principles that have been adopted by our Board and (iv) charters for each of the Board’s standing committees: Audit, Compensation and Governance/Nominating.

ITEM 1A. RISK FACTORS

We operate in a highly competitive and rapidly changing environment that involves numerous risks and uncertainties, some of which are beyond our control. In addition, we and our clients are affected by global economic conditions and trends. The following sections discuss many, but not all, of the various risks and uncertainties that may affect our future performance, but is not intended to be all-inclusive. Any of the risks described below could have a material adverse impact on our business, prospects, results of operations, financial condition, and cash flows, and could therefore have a negative effect on the trading price of our common stock. Additional risks not currently known to us or that we now deem immaterial may also harm us and negatively affect your investment.

Risks related to our business

Our operating results could be negatively impacted by global economic conditions. Our business is impacted by general economic conditions and trends, in the United States and abroad. In its recent report, Global Economics Prospects, January 2019: Darkening Skies, the World Bank reported that global trade and investment have weakened and it reduced its growth outlook for both 2018 and 2019. Among the concerns cited were trade disputes, higher interest rates and lower liquidity as advanced-economy central banks continue to withdraw accommodative monetary policies, high corporate debt loads, and volatile financial markets. In the U.S., where growth has remained solid, the World Bank also cited concerns regarding the diminishing impact of the 2017 tax cuts and a volatile political environment. A downturn in growth could negatively and materially affect future demand for our products and services in general, in certain geographic regions, in particular countries, or industry sectors. Such difficulties could negatively impact our ability to maintain or improve the various business measurements we utilize (which are defined in this annual report), such as contract value and consulting backlog growth, client retention, wallet retention and consulting utilization rates, and the number of attendees and exhibitors to our conferences and other meetings. Failure to achieve acceptable levels of these measurements or improve them could negatively impact our financial condition, results of operations, and cash flows.

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

Our Research business depends on renewals of subscription-based services and sales of new subscription-based services for a significant portion of our revenue, and our failure to renew at historical rates or generate new sales of such services could lead to a decrease in our revenues. A large portion of our success depends on our ability to generate renewals of our subscription-based research products and services and new sales of such products and services, both to new clients and existing clients. These products and services constituted approximately 80% and 79% of total revenues from our on-going operations for 2018 and 2017, respectively. Generating new sales of our subscription-based products and services, both to new and existing clients, is a challenging, costly, and often time consuming process. If we are unable to generate new sales, due to competition or other factors, our revenues will be adversely affected.

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

Additionally, as we continue to adjust our products and service offerings to meet our clients’ continuing needs, we may shift the type and pricing of our products which may impact client renewal rates. While our Research client retention rate was 83% at both December 31, 2018 and 2017, there can be no guarantee that we will continue to maintain this rate of client renewals.

The profitability and success of our conferences and other meetings could be adversely affected by external factors beyond our control. Our Conferences business constituted approximately 11% of total revenues from our on-going operations in both 2018 and 2017. The market for desirable dates and locations for our activities is highly competitive. If we cannot secure desirable dates and suitable venues for our conferences their profitability could suffer, and our financial condition and results of operations may be adversely affected. In addition, because our conferences are scheduled in advance and held at specific locations, the success of these activities can be affected by circumstances outside of our control, such as labor strikes, transportation shutdowns and travel restrictions, economic slowdowns, reductions in government spending, geopolitical crises, terrorist attacks, war, weather, natural disasters, communicable diseases, and other occurrences impacting the global, regional, or national economies, the occurrence of any of which could negatively impact the success of the activity. We also face the challenge of procuring venues that are sizeable enough at a reasonable cost to accommodate some of our major activities.

Our Consulting business depends on non-recurring engagements and our failure to secure new engagements could lead to a decrease in our revenues. Consulting segment revenues constituted approximately 9% and 10% of total revenues from our on-going operations in 2018 and 2017, respectively. Consulting engagements typically are project-based and non-recurring. Our ability to replace consulting engagements is subject to numerous factors, including the following:

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

Our sales to governments are subject to appropriations and may be terminated. We derive significant revenues from research and consulting contracts with the United States government and its respective agencies, numerous state and local governments and their respective agencies, and foreign governments and their agencies. At December 31, 2018 and 2017, approximately $555.0 million and $435.0 million, respectively, of our revenue contracts were attributable to government entities. Our U.S. government contracts are subject to the approval of appropriations by the U.S. Congress to fund the agencies contracting for our services. Additionally, our contracts at the state and local levels, as well as foreign government contracts, are subject to various governmental authorizations and funding approvals and mechanisms. In general, most if not all of these contracts may be terminated at any time by the government entity without cause or penalty (“termination for convenience”). In addition, contracts with U.S. federal, state and local, and foreign governments and their respective agencies are subject to increasingly complex bidding procedures and compliance requirements, as well as intense competition. While terminations by governments have not been significant historically, should appropriations for the various governments and agencies that contract with us be curtailed, or should our government contracts be terminated for convenience, we may experience a significant loss of revenues.

We may not be able to attract and retain qualified personnel which could jeopardize the quality of our products and services and our future growth plans. Our success is based on attracting and retaining talented employees and we depend heavily upon the quality of our senior management, research analysts, consultants, sales and other key personnel. The market for highly skilled workers and leaders in our industry is extremely competitive. Maintaining our brand and reputation are important to our ability to recruit and retain employees. We face competition for qualified professionals from, among others, technology companies, market research firms, consulting firms, financial services companies and electronic and print media companies, some of which have a greater ability to attract and compensate these professionals. Additionally, some of the personnel that we attempt to hire are subject to non-compete agreements that could impede our short-term recruitment efforts. We may also be limited in our ability to recruit internationally by restrictive domestic immigration laws, and changes to policies that restrain the flow of technical and professional talent could inhibit our ability to adequately staff our research and development and other efforts. An inability to retain key personnel or to hire and train additional qualified personnel could materially adversely affect the quality of our products and services, as well as our future business and operating results. In addition, effective succession planning is important to our long-term success, and failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution.

We may not be able to maintain the equity in our brand name. We believe that our “Gartner” brand, in particular our independence, is critical to our efforts to attract and retain clients and top talent, and that the importance of brand recognition will increase as competition increases. We may also discover that our brand, though recognized, is not perceived to be relevant by new market segments we have targeted. We may expand our marketing activities to promote and strengthen the Gartner brand and may need to increase our marketing budget, hire additional marketing and public relations personnel, and expend additional sums to protect our brand and otherwise increase expenditures to create and maintain client brand loyalty. If we fail to effectively promote, maintain, and protect the Gartner brand, or incur excessive expenses in doing so, our future business and operating results could be materially adversely impacted.

Our international operations expose us to a variety of operational and other risks which could negatively impact our financial condition, results of operations, and cash flows. We have clients in more than 100 countries and a substantial amount of our revenue is earned outside of the United States. Our operating results are subject to all of the risks typically inherent in international business activities, including general political and economic conditions in each country, challenges in staffing and managing foreign operations, changes in regulatory requirements, compliance with numerous and complex foreign laws and regulations, currency restrictions and fluctuations, the difficulty of enforcing client agreements, collecting accounts receivable and protecting intellectual property rights or against economic espionage in international jurisdictions.

Our business could also be negatively impacted by tariffs, trade barriers and restrictions, and other acts by governments to protect domestic markets or to retaliate against the trade tariffs and restrictions of other nations. In addition, the withdrawal of nations from existing common markets or trading blocs, such as the possible exit of the United Kingdom from the European Union (EU), commonly referred to as Brexit, could be potentially disruptive and could negatively impact our business and our clients. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations in the United Kingdom and EU. We, as well as our clients who have significant operations in the United Kingdom, may incur additional costs and expenses as we adapt to potentially divergent regulatory frameworks from the rest of the EU and as a result, our contractual commitments in the United Kingdom and the rest of the EU may be impacted, which could negatively affect our operations in Europe. This and other Brexit-related issues may require changes to our legal entity structure in the United Kingdom and the EU. Any of these effects of Brexit, among others, could harm our business and financial results.

We rely on local distributors or sales agents in some international locations. If any of these arrangements are terminated by our agent or us, we may not be able to replace the arrangement on beneficial terms or on a timely basis, or clients of the local distributor or sales agent may not want to continue to do business with us or our new agent.

Our business and operations may be conducted in countries where corruption has historically penetrated the economy. It is our policy to comply, and to require our local partners, distributors, agents, and those with whom we do business to comply, with all applicable anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and U.K. Bribery Act, and with applicable local laws of the foreign countries in which we operate. There can be no assurance that all of our employees, contractors and agents will comply with the Company’s policies that mandate compliance with these laws. Any failure to comply with these laws, even if inadvertent could be costly and disrupt our business, which could have a material adverse effect on our business, results of operations, financial condition, liquidity and cash flows, as well as on our reputation. For example, during the second half of 2018 we cooperated fully with a South African government commission established to review a wide range of issues related to the country’s revenue service, including the procurement and fulfillment of consulting agreements we entered into with the revenue service through a sales agent from late 2014 through early 2017. With respect to Gartner, the commission recommended that the revenue service explore lawful options to invalidate the agreements, in whole or in part, and attempt to recover certain payments it made to us. In parallel with our cooperation in South Africa, we commenced an internal investigation regarding this matter and voluntarily disclosed to the SEC and Department of Justice (“DOJ”) in November 2018 that the commission was reviewing our procurement of these agreements. We intend to fully cooperate with any SEC or DOJ inquiries into this matter. At this time, we do not believe the ultimate outcome of these matters will have a material effect on our financial results, however, an unexpected adverse resolution of these matters could negatively impact our financial condition, results of operations, and liquidity.

We are exposed to volatility in foreign currency exchange rates from our international operations. A significant portion of our revenues are typically derived from sales outside of the United States. Revenues earned outside the U.S. are typically transacted in local currencies, which may fluctuate significantly against the U.S. dollar. While we may use forward exchange contracts to a limited extent to seek to mitigate foreign currency risk, our revenues and results of operations could be adversely affected by unfavorable foreign currency fluctuations. Additionally, our effective tax rate is increased as the U.S. dollar strengthens against foreign currencies, which could impact our operating results.

Natural disasters, terrorist acts, war, actions by governments, and other geopolitical activities could disrupt our operations. We operate in numerous U.S. and international locations, and we have offices in a number of major cities across the globe. A major weather event, earthquake, flood, drought, volcanic activity, disease, or other natural disaster could significantly disrupt our operations. In addition, acts of civil unrest, failure of critical infrastructure, terrorism, armed conflict, war, and abrupt political change, as well as responses by various governments and the international community to such acts, can have a negative effect on our business. Such events could cause delays in initiating or completing sales, impede delivery of our products and services to our clients, disrupt or shut down the internet or other critical client-facing and business processes, impede the travel of our personnel and clients, dislocate our critical internal functions and personnel, and in general harm our ability to conduct normal business operations, any of which can negatively impact our financial condition and operating results. Such events could also impact the timing and budget decisions of our clients, which could materially adversely affect our business.

Privacy concerns could damage our reputation and deter current and potential clients from using our products and services or attending our conferences. Concerns relating to global data privacy have the potential to damage our reputation and deter current and prospective clients from using our products and services or attending our conferences. In the ordinary course of our business and in accordance with applicable laws, we collect personal information (i) from our employees (ii) from the users of our products and services, including conference attendees; and (iii) from prospective clients. We collect only basic personal information from our clients and prospects. While we believe our overall data privacy procedures are adequate, the theft or loss of such data, or concerns about our practices, even if unfounded, with regard to the collection, use, disclosure, or security of this personal information or other data protection related matters could damage our reputation and materially adversely affect our operating results. Any systems failure or compromise of our security that results in the disclosure of our users’ personal data could seriously limit the consumption of our products and services and the attendance at our conferences, as well as harm our reputation and brand and, therefore, our business.

In addition, continuously evolving data protection laws and regulations, such as the European Union General Data Protection Regulation (“GDPR”) (effective in May 2018), and the new California Consumer Privacy Act (“CCPA”), which takes effect in January 2020, pose increasingly complex compliance challenges. We have implemented a GDPR compliance program and are working towards CCPA compliance. In the meantime, Gartner will continue to maintain and rely upon our comprehensive global data protection compliance program, which includes administrative, technical, and physical controls to safeguard our associates’ and clients' personal data. The interpretation and application of these laws in the United States, the European Union and elsewhere are often uncertain, inconsistent and ever changing. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

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

We may experience outages and disruptions of our online services if we fail to maintain an adequate operations infrastructure. Our increasing user traffic and complexity of our products and services demand more computing power. We have spent and expect to continue to spend substantial amounts to maintain data centers and equipment and to move more of our workload into cloud services, to upgrade our technology and network infrastructure to handle increased traffic on our websites, and to deliver our products and services through emerging channels, such as mobile applications. However, any inefficiencies or operational failures could diminish the quality of our products, services, and user experience, resulting in damage to our reputation and loss of current and potential users, subscribers, and advertisers, potentially harming our financial condition and operating results.

Our outstanding debt obligations could negatively impact our financial condition and future operating results. As of December 31, 2018, the Company had outstanding debt of $1.5 billion under its 2016 term loan and revolving credit facility, as amended (the "2016 Credit Agreement") and $800.0 million of Senior Notes Due 2025 ("Senior Notes"). Additional information regarding the 2016 Credit Agreement and the Senior Notes is included in Note 5 — Debt in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

The debt service requirements of these borrowings could impair our future financial condition and operating results. In addition, the affirmative, negative and financial covenants of the 2016 Credit Agreement, as amended, as well as the covenants related to the Senior Notes, could limit our future financial flexibility. A failure to comply with these covenants could result in acceleration of all amounts outstanding, which could materially impact our financial condition unless accommodations could be negotiated with our lenders and Noteholders. No assurance can be given that we would be successful in doing so, or that any accommodations that we were able to negotiate would be on terms as favorable as those currently. The outstanding debt may limit the amount of cash or additional credit available to us, which could restrain our ability to expand or enhance products and services, respond to competitive pressures or pursue future business opportunities requiring substantial investments of additional capital.

In addition, variable rate borrowings under our 2016 Credit Agreement typically use LIBOR as a benchmark for establishing the rate of interest. LIBOR is the subject of recent national and international regulatory scrutiny which may result in changes that cause LIBOR to disappear entirely after 2021 or to cause it to perform differently than in the past. The consequences of these LIBOR developments on our variable rate borrowings, including the possible transition to other rates such as the Secured Overnight Financing Rate (SOFR), cannot be predicted at this time, but could include an increase in the cost of our variable rate indebtedness and volatility in our earnings.

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

We have grown, and may continue to grow, through acquisitions and strategic investments, which could involve substantial risks. We have made and may continue to make acquisitions of, or significant investments in, businesses that offer complementary products and services or otherwise support our growth objectives. The risks involved in each acquisition or investment include the possibility of paying more than the value we derive from the acquisition, dilution of the interests of our current stockholders should we issue stock in the acquisition, decreased working capital, increased indebtedness, the assumption of undisclosed liabilities and unknown and unforeseen risks, the ability to retain key personnel of the acquired company, the inability to integrate the business of the acquired company and increase sales, the time to train the sales force to market and sell the products of the acquired business, the potential disruption of our ongoing business and the distraction of management from our day to day business. The realization of any of these risks could adversely affect our business. Additionally, we face competition in identifying acquisition targets and consummating acquisitions.

We face risks related to leased office space. With the 2017 CEB acquisition we assumed a significant amount of additional leased office space, in particular in Arlington, Virginia, which formerly served as CEB's headquarters location. We have largely completed all the office space consolidations necessitated by the CEB acquisition as well as the divestiture of certain former CEB businesses that we completed during 2018. In Arlington we have consolidated all our businesses into a single new building and have substantially sublet the excess space in all of our other properties. Similarly, in Chicago we have also consolidated into a single new office space consolidating four different legacy spaces. Through all the consolidations we have tried to secure quality sub-tenants with appropriate sub-lease terms. However, if subtenants default on their sublease obligation with us or otherwise terminate the subleases with us, we may experience a loss of planned sublease rental income, which could result in a material charge against our operating results.

We are also in the process of adding new leased spaces to support our continued growth. If the new spaces are not completed on schedule, or if the landlord defaults on its commitments and obligations pursuant to the new leases, we may incur additional expenses. In addition, unanticipated difficulties in initiating operations in a new space, including construction delays, IT system interruptions, or other infrastructure support problems, could result in a delay in moving into the new space, resulting in a loss of employee and operational productivity and a loss of revenue and/or additional expenses, which could also have an adverse, material impact on our operating results.

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

At the present time, the United States and other countries where we do business have either changed or are actively considering changes in their tax, accounting and other related laws. In the United States, tax reform has introduced numerous new complicated tax laws which could unfavorably impact our future effective tax rate. Various provisions of the U.S. Tax Cuts and Jobs Act of 2017 ("the Act") are highly complex and remain unclear in certain respects. Additional guidance in the form of notices and proposed regulations have been issued, and further guidance is expected to be issued. Changes could be made to the proposed regulations, future legislation could be enacted, and more regulations and notices could be issued. We will continue to monitor and will reflect impacts in future financial statements as appropriate. In addition, many state and local tax jurisdictions are still determining how they will interpret the Act. Final state and local governments’ legislation or guidance relating to the Act may impact our financial results.

During 2015, the Organization for Economic Cooperation and Development (“OECD”) released final reports on various action items associated with its initiative to prevent Base Erosion and Profit Shifting (“BEPS”). Numerous countries have and continue to propose tax law changes intended to address BEPS. The future enactment by various governments of these and other proposals could significantly increase our tax obligations in many countries where we do business. These actual, potential, and other changes, both individually and collectively, could materially increase our effective tax rate and negatively impact our financial position, results of operations, and cash flows.

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

As of December 31, 2018, we had approximately $171.0 million of accumulated undistributed earnings in our non-U.S. subsidiaries. Our cash and cash equivalents are held in numerous locations throughout the world. At December 31, 2018, 79% of our cash and cash equivalents was held overseas, with a substantial portion representing accumulated undistributed earnings of our non-U.S. subsidiaries. Under U.S. GAAP, no provision for income taxes that may result from the remittance of accumulated undistributed foreign earnings is required if the Company intends to reinvest such earnings overseas indefinitely. Our current liquidity requirements do not demonstrate a need to repatriate accumulated undistributed foreign earnings to fund our U.S. operations or otherwise satisfy the liquidity needs of our U.S. operations. Accordingly, the Company intends to continue to reinvest substantially all of its accumulated undistributed foreign earnings, except in instances in which the repatriation of those earnings would result in minimal additional tax. As a result, we have not recognized income tax expense on the amounts deemed permanently reinvested. However, under the provisions of the U.S Tax Cuts and Jobs Act of 2017, we envision that the income tax that would be payable if such earnings were repatriated would be minimal.

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

Risks related to our common stock

Our operating results may fluctuate from period to period and/or the financial guidance we have given may not meet the expectations of investors, which may cause the price of our common stock to decline. Our quarterly and annual operating results may fluctuate in the future as a result of many factors, including the timing of the execution of research contracts, the extent of completion of consulting engagements, the timing of our conferences, the amount of new business generated, the mix of domestic and international business, currency fluctuations, changes in market demand for our products and services, the timing of the development, introduction and marketing of new products and services, competition in our industry, the impact of our acquisitions, and general economic conditions. An inability to generate sufficient earnings and cash flow, and achieve our forecasts, may impact our operating and other activities. The potential fluctuations in our operating results could cause period-to-period comparisons of operating results not to be meaningful and may provide an unreliable indication of future operating results. Furthermore, our operating results may not meet the expectations of investors or the financial guidance we have previously provided. If this occurs, the price of our common stock could decline.

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

Future sales or issuances of our common stock in the public market could lower our stock price. Sales of a substantial number of shares of common stock in the public market by our current stockholders, or the threat that substantial sales may occur, could cause the market price of our common stock to decrease significantly or make it difficult for us to raise additional capital by selling stock. The issuance of additional shares of our common stock could also lower the market price of our common stock. Furthermore, we have various equity incentive plans that provide for awards in the form of stock appreciation rights, restricted stock, restricted stock units and other stock-based awards which have the effect of adding shares of common stock into the public market. We have a board-approved share repurchase program and at December 31, 2018, approximately $871.0 million remained available for share purchases under this program. No assurance can be given that we will continue these share repurchase activities in the future when the program is completed, or in the event that the price of our common stock reaches levels at which repurchases are not accretive.

Future sales of our common stock from grants and awards could lower our stock price. As of December 31, 2018, the aggregate number of shares of our common stock issuable pursuant to outstanding grants and awards under our equity incentive plans was approximately 2.6 million shares (approximately 0.5 million of which have vested). In addition, at the present time, approximately 4.9 million shares may be issued in connection with future awards under our equity incentive plans. Shares of common stock issued under these plans are freely transferable and have been registered under the Securities Act of 1933, as amended (the “Securities Act”), except for any shares held by affiliates (as that term is defined in Rule 144 under the Securities Act) which are subject to certain limitations. We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of shares of our common stock will have on the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

As of December 31, 2018, we leased 83 domestic and 43 international active properties. These offices support our executive and administrative activities, research and consulting, sales, systems support, operations, and other functions. We have a significant presence in Stamford, Connecticut; Ft. Myers, Florida; Arlington, Virginia; Egham, the United Kingdom; Gurgaon, India; and Irving, Texas. The Company does not own any real properties.

Our Stamford corporate headquarters are located in 213,000 square feet of leased office space in three buildings located on the same campus. The Company's lease on the Stamford headquarters facility expires in 2027 and contains three five-year renewal options at fair value. In 2017 we leased an additional 57,000 square feet of space in a fourth building adjacent to our Stamford headquarters facility under a lease designed to be co-terminus with our headquarters, and we also have options for further space in this building.

In Ft. Myers, we lease 257,795 square feet in two buildings located on the same campus and we also have an additional 41,590 square feet of leased space in two separate but nearby buildings that house staff training and other facilities. Our Ft. Myers leases expire in 2030. To accommodate future growth in Ft. Myers, we also signed a lease (20 year lease with a termination option at 15 years) with a new multi-building development just south of our current campus for an additional 250,000 square feet to be delivered in phases. We occupied the first phase of the south campus in 2018 and expect to occupy the rest in 2019. This site also offers us options for further growth as necessary.

In Arlington, we have largely completed our strategy to consolidate multiple heritage CEB and Gartner offices that occupied 439,354 square feet across four different locations into 290,215 square feet of space in a single new building for a 15 year term that expires at the end of 2032.

In Egham, most of our operations are housed in a 107,540 square foot building that opened in September 2017. The Egham lease has a term of 15 years. We also continue to maintain some operations in an adjacent legacy building.

In Gurgaon, we occupy 125,358 square feet across five locations that are a mix of serviced and traditional office space. To accommodate future growth in Gurgaon and consolidate our operations, we signed an agreement to lease approximately 250,000 square feet in a new development to be delivered in 2019. This development, which is close to our current locations, also offers us potential for further growth as necessary.

In Irving, we have begun a phased occupancy in our new Center of Excellence. To support the growth of this site, we signed a lease (15 year lease with termination option at 10 years) for 152,000 square feet that will be occupied in a phased manner from 2018 through 2020.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the New York Stock Exchange under the symbol "IT". As of January 31, 2019, there were 1,189 holders of record of our common stock. Our 2019 Annual Meeting of Stockholders will be held on May 30, 2019 at the Company’s corporate headquarters in Stamford, Connecticut. We did not submit any matter to a vote of our stockholders during the fourth quarter of 2018.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The equity compensation plan information set forth in Part III, Item 12 of this Form 10-K is hereby incorporated by reference into this Part II, Item 5.

SHARE REPURCHASES

The Company has a $1.2 billion board authorization adopted in May 2015 to repurchase the Company's common stock. The Company may repurchase its common stock from time-to-time in amounts, at prices and in the manner that the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended), accelerated share repurchases, private transactions or other transactions and will be funded from cash on hand and borrowings under our 2016 Credit Agreement. Repurchases may also be made from time-to-time in connection with the settlement of the Company's share-based compensation awards.

The following table summarizes the repurchases of our outstanding common stock during the three months ended December 31, 2018 pursuant to our $1.2 billion share repurchase authorization and the settlement of share-based compensation awards:

Period	Total Number of Shares Purchased (#)	Average Price Paid Per Share ($)	Total Number of Shares Purchased Under Announced Program (#)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in billions)
October	424,708	$145.46	424,400	$1.0
November	80,944	143.50	71,011	1.0
December	733,365	133.68	733,044	$0.9
Total for the quarter	1,239,017	$138.36	1,228,455

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

(In thousands, except per share data)	2018	2017	2016	2015	2014
STATEMENT OF OPERATIONS DATA:
Revenues:
Research	$3,105,764	$2,471,280	$1,857,001	$1,614,904	$1,479,976
Conferences	410,461	337,903	268,605	251,835	227,707
Consulting	353,667	327,661	318,934	296,317	313,758
Other	105,562	174,650	—	—	—
Total revenues	$3,975,454	$3,311,494	$2,444,540	$2,163,056	$2,021,441
Operating income (loss)	$259,715	$(6,329)	$305,141	$287,997	$286,162
Net income	$122,456	$3,279	$193,582	$175,635	$183,766

PER SHARE DATA:
Basic income per share	$1.35	$0.04	$2.34	$2.09	$2.06
Diluted income per share	$1.33	$0.04	$2.31	$2.06	$2.03

Weighted average shares outstanding:
Basic	90,827	88,466	82,571	83,852	89,337
Diluted	92,122	89,790	83,820	85,056	90,719

OTHER DATA:
Cash and cash equivalents	$156,368	538,908	$474,233	$372,976	$365,302
Total assets	6,201,474	7,283,173	2,367,335	2,168,517	1,904,351
Long-term debt	2,146,514	2,943,341	672,500	790,000	385,000
Stockholders’ equity (deficit)	850,757	983,465	60,878	(132,400)	161,171
Cash provided by operating activities	$471,158	254,517	$365,632	$345,561	$346,779
The following items impact the presentation and comparability of our consolidated data:

•
In 2017 the Company acquired CEB Inc. The operating results of CEB have been included in the Company's operating results since the acquisition date. The Company also made acquisitions in the other periods presented in the table. Note 2 — Acquisitions and Divestitures in the Notes to Consolidated Financial Statements provides additional information.

•	In 2018 the Company divested all three of the non-core businesses that comprised its Other segment. Note 2 –Acquisitions and Divestitures in the Notes provides additional information.

•
In 2018 and 2017 we had $107.2 million and $158.5 million, respectively, of acquisition and integration charges related to our acquisitions. Note 2 –Acquisitions and Divestitures in the Notes provides additional information.

•
In 2017 we recorded a $59.6 million tax benefit related to the U.S. Tax Cuts and Jobs Act of 2017, which increased our diluted earnings per share by $0.66 per share. Note 10 — Income Taxes in the Notes provides additional information.

•	In 2017 the Company borrowed approximately $2.8 billion. In 2018, the Company reduced its outstanding debt by $1.0 billion. Note 5 — Debt in the Notes provides additional information.

•	In 2017 the Company issued 7.4 million shares of its common stock in connection with the CEB acquisition. Note 7 — Stockholders' Equity in the Notes provides additional information.

•
We repurchased 2.1 million, 0.4 million, 0.6 million, 6.2 million and 5.9 million shares of our common stock in 2018, 2017, 2016, 2015 and 2014, respectively. We used $260.8 million, $41.3 million, $59.0 million, $509.0 million and $432.0 million in cash for share repurchases in 2018, 2017, 2016, 2015 and 2014, respectively. Note 7 — Stockholders’ Equity in the Notes provides additional information.

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

Business Divestitures

During 2018, the Company divested all three of the non-core businesses that comprised its Other segment, each of which were acquired as part of the acquisition of CEB Inc. in April 2017. As a result of these divestitures and the movement of a small residual product in the Other segment into the Research business, the Company is no longer recording any additional operating activity in the Other segment effective September 1, 2018. Additional information regarding the divestitures is included in Note 2 –Acquisitions and Divestitures in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions, projections, or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expect,” “should,” “could,” “believe,” “plan,” “anticipate,” “estimate,” “predict,” “potential,” “continue” or other words of similar meaning.

We operate in a very competitive and rapidly changing environment that involves numerous risks and uncertainties, some of which are beyond our control. Additionally, our quarterly and annual revenues, operating income, and cash flows fluctuate as a result of many factors, including: the timing of our Symposium/ITxpo series that normally occurs during the fourth quarter, as well as our other conferences and meetings; the amount of new business generated, including from acquisitions; the mix of domestic and international business; domestic and international economic conditions; changes in market demand for our products and services; changes in foreign currency rates; the timing of the development, introduction and marketing of new products and services; competition in the industry; the payment of performance compensation; and other factors. The potential fluctuations in our operating income could cause period-to-period comparisons of operating results not to be meaningful and could provide an unreliable indication of future operating results. A description of the risk factors associated with our business is included under “Risk Factors” in Item 1A. of this Annual Report on Form 10-K, which is incorporated herein by reference.

Forward-looking statements are subject to risks, estimates and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in “Risk Factors” in Item 1A. of this Annual Report on Form 10-K. Readers should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.

BUSINESS OVERVIEW

Gartner, Inc. (NYSE: IT) is the world’s leading research and advisory company and a member of the S&P 500. We equip business leaders with indispensable insights, advice and tools to achieve their goals and build the successful organizations of tomorrow. We believe we have an unmatched combination of expert-led, practitioner-sourced and data-driven research that steers clients toward the right decisions on the issues that matter most. We’re a trusted advisor and an objective resource for more than 15,000 organizations in more than 100 countries — across all major functions, in every industry and enterprise size. Gartner is headquartered in Stamford, Connecticut, and as of December 31, 2018, we had more than 15,000 associates.

Gartner currently delivers its products and services globally through three business segments:

•
Research provides trusted, objective insights and advice on the mission-critical priorities of leaders across all functional areas of the enterprise through research and other reports, briefings, proprietary tools, access to our analysts and advisors, peer networking services and membership programs that enable our clients to make better decisions. Gartner's traditional strengths in IT, marketing and supply chain research were enhanced in 2017 with Gartner's acquisition of CEB Inc., which added CEB's best practice and talent management research insights across a range of business functions, to include human resources, finance, sales and legal.

•
Conferences (formerly called Events) provides business professionals across the organization the opportunity to learn, share and network. From our flagship CIO conference Gartner IT Symposium, to industry-leading conferences focused on specific business roles and topics, to member-driven sessions, our offerings enable attendees to experience the best of Gartner insight and advice live.

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
Research
Total contract value represents the value attributable to all of our subscription-related contracts. It is calculated as the annualized value of all contracts in effect at a specific point in time, without regard to the duration of the contract. Total contract value primarily includes Research deliverables for which revenue is recognized on a ratable basis, as well as other deliverables (primarily Conferences tickets) for which revenue is recognized when the deliverable is utilized. Our total contract value consists of Global Technology Sales contract value, which includes sales to users and providers of technology, and Global Business Sales contract value, which includes sales to all other functional leaders.

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

Conferences	Number of destination conferences represents the total number of hosted destination conferences completed during the period. Single day, local meetings are excluded.

Number of destination conferences attendees represents the total number of people who attend destination conferences. Single day, local meetings are excluded.

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

We continue to focus on maximizing shareholder value. During 2018, we repurchased 2.1 million shares of our outstanding common stock, reduced the Company's outstanding debt by $1.0 billion, and divested all three of the non-core businesses that comprised the Company's Other segment, each of which were acquired as part of the acquisition of CEB Inc. ("CEB") in 2017.

We had total revenues of $4.0 billion in 2018, an increase of 20% compared to 2017 on a reported basis and 19% excluding the foreign currency impact. Net income increased to $122.5 million in 2018 from $3.3 million in 2017 and, as a result, diluted earnings per share was $1.33 in 2018 compared to $0.04 in 2017.

Research revenues increased to $3.1 billion during 2018, or 26% compared to 2017 on a reported basis and 25% excluding the foreign currency impact. The Research gross contribution margin improved by two points in 2018, to 69%. Total contract value was $3.2 billion at December 31, 2018, an increase of 11% compared to December 31, 2017 on a foreign currency neutral basis.

Conferences revenues increased to $410.5 million in 2018, or 21% compared to 2017 on a reported basis and 22% excluding the foreign currency impact. The Conferences gross contribution margin was 50% and 48% in 2018 and 2017, respectively. We held 70 and 69 destination conferences in 2018 and 2017, respectively.

Consulting revenues increased to $353.7 million in 2018, or 8% compared to 2017 on a reported basis and 7% excluding the foreign currency impact. The Consulting gross contribution margin was 29% for both 2018 and 2017. Backlog was $110.7 million at December 31, 2018.

Cash provided by operating activities was $471.2 million and $254.5 million during 2018 and 2017, respectively. As of December 31, 2018, we had $156.4 million of cash and cash equivalents and $1.0 billion of available borrowing capacity on our revolving credit facility.

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

Our critical accounting policies pertaining to the years presented in the consolidated financial statements included in this Annual Report on Form 10-K are described below.

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

The Company adopted ASU No. 2014-09 on January 1, 2018 using the modified retrospective method of adoption. Under this method of adoption, the cumulative effect of applying the new standard is recorded at the date of initial application, with no restatement of the comparative prior periods presented. The adoption of ASU No. 2014-09 did not have a material impact on the Company’s consolidated financial statements. However, the adoption of the new standard required reclassifications of certain amounts presented in the Company’s consolidated balance sheet. Prior to January 1, 2018, the Company recognized revenue in accordance with then-existing generally accepted accounting principles in the United States of America and SEC Staff Accounting Bulletin No. 104, "Revenue Recognition" (“prior GAAP”). Under both ASU No. 2014-09 and prior GAAP, revenue can only be recognized when all of the required criteria are met. Note 1 — Business and Significant Accounting Policies in the Notes to Consolidated Financial Statements provides additional information regarding our adoption of ASU No. 2014-09 and its impact on the Company's consolidated financial statements and related disclosures.

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

•	Conferences revenues are deferred and recognized upon the completion of the related conference or meeting.

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

Uncollectible fees receivable — At December 31, 2017, the Company maintained an allowance for losses that was comprised of a bad debt allowance and a revenue reserve. In connection with the adoption of ASU No. 2014-09 on January 1, 2018, management concluded that the revenue reserve was a refund liability rather than a contra-receivable due to the nature of the account activity. As a result, the Company reclassified the revenue reserve of $6.2 million on January 1, 2018 from the allowance for losses to Accounts payable and accrued liabilities and will consistently present the revenue reserve in this manner in all future consolidated balance sheets. Note 1 — Business and Significant Accounting Policies in the Notes to Consolidated Financial Statements provides additional information regarding our adoption of ASU No. 2014-09 and its impact on the Company's allowance for losses. Increases and decreases in the allowance for losses are charged to earnings, either to expense (i.e., the bad debt allowance) or revenues (i.e., the revenue reserve).

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

The following table presents our total fees receivable and the related allowance for losses (in thousands):

	December 31,
	2018	2017
Total fees receivable (1)	$1,262,818	$1,189,543
Allowance for losses (2)	(7,700)	(12,700)
Fees receivable, net	$1,255,118	$1,176,843

(1)
Total fees receivable at December 31, 2017 included $26.7 million of contract assets. As a result of the Company's adoption of ASU No. 2014-09 on January 1, 2018, contract assets are now included in Prepaid expenses and other current assets on the Company's consolidated balance sheet at December 31, 2018.

(2)
The allowance for losses at December 31, 2017 included $6.2 million that was attributable to the Company's revenue reserve. As a result of the Company's adoption of ASU No. 2014-09 on January 1, 2018, the revenue reserve balance is now included in Accounts payable and accrued liabilities on the Company's consolidated balance sheet at December 31, 2018.

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

We conducted a quantitative assessment of the fair value of all of the Company's reporting units during the quarter ended September 30, 2018. Our assessment determined that the fair values of the Company's reporting units continue to exceed their respective carrying values and, as a result, no goodwill impairment was indicated. Note 1 — Business and Significant Accounting Policies in the Notes to Consolidated Financial Statements provides additional information regarding goodwill and amortizable intangible assets.

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

Accounting for stock-based compensation — The Company accounts for stock-based compensation awards in accordance with FASB ASC Topics 505 and 718 and SEC Staff Accounting Bulletins No. 107 and No. 110. The Company recognizes stock-based compensation expense, which is based on the fair value of the award on the date of grant, over the related service period. Note 8 — Stock-Based Compensation in the Notes to Consolidated Financial Statements provides additional information regarding stock-based compensation. Determining the appropriate fair value model and calculating the fair value of stock-based compensation awards requires the use of certain subjective assumptions, including the expected life of a stock-based compensation award and the Company’s common stock price volatility. In addition, determining the appropriate periodic stock-based compensation expense requires management to estimate the likelihood of the achievement of certain performance targets. The assumptions used in calculating the fair values of stock-based compensation awards and the related periodic expense represent management’s best estimates, which involve inherent uncertainties and the application of judgment. As a result, if circumstances change and the Company deems it necessary in the future to modify the assumptions it made or to use different assumptions, or if the quantity and nature of the Company’s stock-based compensation awards changes, then the amount of expense may need to be adjusted and future stock-based compensation expense could be materially different from what has been recorded in the current period.

Restructuring and other accruals — We may record accruals for severance costs, costs associated with excess facilities that we have leased, contract terminations, asset impairments and other costs as a result of ongoing actions we undertake to streamline our organization, reposition certain businesses and reduce costs. Estimates of costs to be incurred to complete these actions, such as future lease payments, sublease income, the fair value of assets, and severance and related benefits, are based on assumptions at the time the actions are initiated. These accruals may need to be adjusted to the extent that actual costs differ from such estimates. In addition, these actions may be revised due to changes in business conditions that we did not foresee at the time such plans were approved. We also record accruals during the year for our various employee cash incentive programs. Amounts accrued at the end of each reporting period are based on our estimates and may require adjustment as the ultimate amount paid for these incentives are sometimes not known with certainty until the end of our fiscal year.

Accounting for leases — The Company adopted FASB Accounting Standards Update No. 2016-02, "Leases," as amended ("ASU No. 2016-02"), on January 1, 2019. Prior thereto, the Company recognized lease expense in accordance with FASB ASC Topic 840, Leases. Note 1 — Business and Significant Accounting Policies in the Notes to Consolidated Financial Statements provides additional information regarding our leases and the adoption of the new leasing standard.

RESULTS OF OPERATIONS

Consolidated Results

2018 VERSUS 2017

The table below presents an analysis of selected line items and year-over-year changes in our Consolidated Statements of Operations for the years indicated (in thousands). The operating results of CEB are included beginning on April 5, 2017, the date of the acquisition.

	Year Ended December 31, 2018	Year Ended December 31, 2017	Effect on Net Income - Increase (Decrease)	Increase (Decrease) %
Total revenues	$3,975,454	$3,311,494	$663,960	20%
Costs and expenses:
Cost of services and product development	1,468,800	1,320,198	(148,602)	(11)
Selling, general and administrative	1,884,141	1,599,004	(285,137)	(18)
Depreciation	68,592	63,897	(4,695)	(7)
Amortization of intangibles	187,009	176,274	(10,735)	(6)
Acquisition and integration charges	107,197	158,450	51,253	32
Operating income (loss)	259,715	(6,329)	266,044	>100
Interest expense, net	(124,208)	(124,936)	728	1
Gain from divested operations	45,447	—	45,447	>100
Other income, net	167	3,448	(3,281)	(95)
Provision (benefit) for income taxes	58,665	(131,096)	(189,761)	>(100)
Net income	$122,456	$3,279	$119,177	>100%

TOTAL REVENUES for the year ended December 31, 2018 increased $664.0 million, to $4.0 billion, an increase of 20% compared to the year ended December 31, 2017 on a reported basis and 19% excluding the foreign currency impact. A portion of the total revenue increase for 2018 compared to 2017 was due to the CEB acquisition.

The table below presents total revenues by geographic region for the years indicated (in thousands):

Geographic Region	Year Ended December 31, 2018	Year Ended December 31, 2017	Increase (Decrease) $	Increase (Decrease) %
United States and Canada	$2,514,952	$2,092,366	$422,586	20%
Europe, Middle East and Africa	1,000,490	855,421	145,069	17
Other International	460,012	363,707	96,305	26
Totals	$3,975,454	$3,311,494	$663,960	20%

The table below presents our revenues by segment for the years indicated (in thousands):

Segment	Year Ended December 31, 2018	Year Ended December 31, 2017	Increase (Decrease) $	Increase (Decrease) %
Research	$3,105,764	$2,471,280	$634,484	26%
Conferences	410,461	337,903	72,558	21
Consulting	353,667	327,661	26,006	8
Other (1)	105,562	174,650	(69,088)	(40)
Totals	$3,975,454	$3,311,494	$663,960	20%

(1)	During 2018, the Company divested all three of the non-core businesses that comprised its Other segment.

Refer to the section of this MD&A below entitled “Segment Results” for a discussion of revenues and results by segment.

COST OF SERVICES AND PRODUCT DEVELOPMENT was $1.5 billion in 2018, an increase of $148.6 million compared to 2017, or 11% on both a reported basis and excluding the foreign currency impact. This increase was primarily due to higher payroll and related benefits costs resulting from increased headcount, as well as incremental payroll and related benefits costs resulting from the CEB acquisition. Cost of services and product development as a percent of revenues was 37% and 40% for 2018 and 2017, respectively, with the improvement in 2018 primarily due to the negative impact on revenue from the deferred revenue fair value accounting adjustment, which was substantially less in 2018 compared to 2017.

SELLING, GENERAL AND ADMINISTRATIVE (“SG&A”) expense was $1.9 billion in 2018, an increase of $285.1 million compared to 2017, or 18% on a reported basis and 17% excluding the foreign currency impact. This increase was primarily due to: (i) higher commissions from increased sales bookings; (ii) incremental costs from the CEB acquisition; (iii) higher facilities and corporate costs; and (iv) more payroll and related benefits costs, which were driven mostly by increased headcount. These items were partially offset by a reduction in SG&A expense resulting from certain businesses that were divested during 2018. The overall headcount growth includes increases in quota bearing sales associates at Global Technology Sales and Global Business Sales to 3,104 and 790, respectively, at December 31, 2018. On a combined basis, the total number of quota-bearing sales associates increased by 16% when compared to December 31, 2017. SG&A expense as a percent of revenues was 47% and 48% for 2018 and 2017, respectively.

DEPRECIATION increased $4.7 million during 2018 when compared to 2017. Such increase was due to property, equipment and leasehold improvements acquired with CEB and additional Gartner investments.

AMORTIZATION OF INTANGIBLES increased $10.7 million during 2018 when compared to 2017. Such increase was due to additional amortization recorded in connection with our 2017 acquisitions.

ACQUISITION AND INTEGRATION CHARGES declined in 2018 compared to 2017 as the Company had two acquisitions in 2017 and none in 2018. Acquisition and integration charges consist of additional costs and expenses resulting from our acquisitions and include, among other items, professional fees, severance, stock-based compensation charges and accruals for exit costs for certain office space in Arlington, Virginia related to our acquisition of CEB that the Company does not intend to occupy. During 2018, exit costs represented the single largest component of our acquisition and integration charges.

OPERATING INCOME (LOSS) was operating income of $259.7 million in 2018 compared to an operating loss of $6.3 million in 2017. The improvement in profitability in 2018 reflects several factors, including (i) higher Research and Conferences segment contributions, and (ii) reduced acquisition and integration charges. These items were partially offset by higher cost of services and product development, SG&A expense and amortization of intangibles.

INTEREST EXPENSE, NET declined slightly in 2018 compared to 2017. The weighted-average debt outstanding in 2018 was approximately $2.5 billion compared to $2.8 billion in 2017. Offsetting the favorable impact of the lower weighted-average debt outstanding in 2018 was a higher weighted-average annual effective interest rate during 2018 when compared to 2017.

GAIN FROM DIVESTED OPERATIONS was $45.4 million in 2018 and was attributable to sales of certain business units and other miscellaneous assets. Additional information is included in Note 2 — Acquisitions and Divestitures in the Notes to Consolidated Financial Statements while additional information regarding our segments is included in Note 14 — Segment Information.

OTHER INCOME, NET for 2018 and 2017 primarily reflects the net impact of foreign currency gains and losses from our hedging activities, as well as sales of certain state tax credits and the recognition of other tax incentives.

PROVISION (BENEFIT) FOR INCOME TAXES in 2018 was an expense of $58.7 million on pretax income of $181.1 million compared to a benefit of $131.1 million on a pretax loss of $127.8 million in 2017. The effective income tax rate was 32.4% in 2018 compared to 102.6% in 2017. Both periods included favorable adjustments for the impact of the U.S. Tax Cuts and Jobs Act of 2017. The adjustment in 2017 was more significant than 2018 and had a larger favorable impact on the 2017 effective tax rate. The 2017 tax rate was also favorably impacted by the recognition of unrealized capital losses from a divested business. See Note 10 - Income Taxes in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further information related to the Company’s effective tax rates.

NET INCOME was $122.5 million and $3.3 million during 2018 and 2017, respectively. Additionally, our diluted income per share increased by $1.29 in 2018 when compared to 2017. These changes reflect an improvement in our 2018 operating profitability and the gain from divested operations, partially offset by an increase in our income tax expense. Our 2017 income taxes included the favorable impacts from the U.S. Tax Cuts and Jobs Act of 2017.

2017 VERSUS 2016

The table below presents an analysis of selected line items and year-over-year changes in our Consolidated Statements of Operations for the years indicated (in thousands). The operating results of CEB are included beginning on April 5, 2017, the date of the acquisition.

	Year Ended December 31, 2017	Year Ended December 31, 2016	Effect on Net Income - Increase (Decrease)	Increase (Decrease) %
Total revenues	$3,311,494	$2,444,540	$866,954	35%
Costs and expenses:
Cost of services and product development	1,320,198	945,648	(374,550)	(40)
Selling, general and administrative	1,599,004	1,089,184	(509,820)	(47)
Depreciation	63,897	37,172	(26,725)	(72)
Amortization of intangibles	176,274	24,797	(151,477)	>(100)
Acquisition and integration charges	158,450	42,598	(115,852)	>(100)
Operating (loss) income	(6,329)	305,141	(311,470)	>(100)
Interest expense, net	(124,936)	(25,116)	(99,820)	>(100)
Other income, net	3,448	8,406	(4,958)	(59)
(Benefit) provision for income taxes	(131,096)	94,849	225,945	>100
Net income	$3,279	$193,582	$(190,303)	(98)%

TOTAL REVENUES for the year ended December 31, 2017 increased $867.0 million, to $3.3 billion, an increase of 35% compared to the year ended December 31, 2016 on both a reported basis and excluding the foreign currency impact. CEB contributed approximately $522.9 million of the revenue increase.

The table below presents total revenues by geographic region for the years indicated (in thousands):

Geographic Region	Year Ended December 31, 2017	Year Ended December 31, 2016	Increase (Decrease) $	Increase (Decrease) %
United States and Canada	$2,092,366	$1,519,748	$572,618	38%
Europe, Middle East and Africa	855,421	616,721	238,700	39
Other International	363,707	308,071	55,636	18
Totals	$3,311,494	$2,444,540	$866,954	35%

The table below presents our revenues by segment for the years indicated (in thousands):

Segment	Year Ended December 31, 2017	Year Ended December 31, 2016	Increase (Decrease) $	Increase (Decrease) %
Research	$2,471,280	$1,857,001	$614,279	33%
Conferences	337,903	268,605	69,298	26
Consulting	327,661	318,934	8,727	3
Other	174,650	—	174,650	100
Totals	$3,311,494	$2,444,540	$866,954	35%

Refer to the section of this MD&A below entitled “Segment Results” for a discussion of revenues and results by segment.

COST OF SERVICES AND PRODUCT DEVELOPMENT was $1.3 billion in 2017, an increase of $374.6 million compared to 2016, or 40% on both a reported basis and excluding the foreign currency impact. Approximately $238.0 million of the increase was attributable to CEB. The additional increase of $136.6 million in cost of services and product development was primarily due to higher payroll and related benefits costs resulting from increased headcount, which increased 20% exclusive of incremental CEB personnel. Cost of services and product development as a percentage of revenues was 40% and 39% for 2017 and 2016, respectively.

SELLING, GENERAL AND ADMINISTRATIVE (“SG&A”) expense was $1.6 billion in 2017, an increase of $509.8 million compared to 2016, or 47% on both a reported basis and excluding the foreign currency impact. Approximately $283.8 million of the increase was attributable to CEB. In addition to these incremental CEB-related costs, all other SG&A costs increased $226.0 million in 2017, primarily due to $107.4 million in higher payroll and related benefits costs, reflecting a 17% overall headcount increase; $33.8 million in higher commissions due to increased sales bookings; and $84.8 million in higher corporate costs and foreign exchange impact. Such overall headcount growth includes a 15% increase in non-CEB quota-bearing sales associates. SG&A expense as a percent of revenues was 48% and 45% for 2017 and 2016, respectively.

DEPRECIATION increased $26.7 million during 2017 when compared to 2016, due to property, equipment and leasehold improvements acquired with CEB and additional Gartner investments.

AMORTIZATION OF INTANGIBLES increased $151.5 million during 2017 when compared to 2016 due to additional amortization from the intangibles recorded in connection with our 2017 acquisitions.

ACQUISITION AND INTEGRATION CHARGES increased $115.9 million during 2017 when compared to 2016. Acquisition and integration charges reflect additional costs and expenses resulting from our acquisitions and include, among other items, professional fees, severance, stock-based compensation charges and accruals for exit costs in 2017 for certain office space in Arlington, Virginia related to our acquisition of CEB that the Company does not intend to occupy. Our acquisition and integration charges increased in 2017 because of the Company's acquisitions during that year.

OPERATING (LOSS) INCOME was an operating loss of $6.3 million during 2017 compared to operating income of $305.1 million in 2016. The decline reflects several factors. We had a lower segment contribution margin in our Research business resulting from a CEB deferred revenue fair value adjustment. We also had higher SG&A and acquisition-related costs, including depreciation, amortization of intangibles, and acquisition and integration charges.

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

(BENEFIT) PROVISION FOR INCOME TAXES in 2017 was a benefit of $131.1 million on a pretax loss of $127.8 million compared to an expense of $94.8 million on pretax income of $288.4 million in 2016. The effective income tax rate was 102.6% in 2017 compared to 32.9% in 2016. The change in the effective income tax rate was primarily attributable to the favorable impact of U.S. tax reform, the recognition in 2017 of unrealized capital losses on the then-pending divestiture of the CEB Talent Assessment business, and increases in tax benefits associated with equity compensation.

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

Business Divestitures

During 2018, the Company divested all three of the non-core businesses that comprised its Other segment, each of which were acquired as part of the acquisition of CEB Inc. in April 2017. As a result of these divestitures and the movement of a small residual product in the Other segment into the Research business, the Company is no longer recording any additional operating activity in the Other segment effective September 1, 2018. Additional information regarding the divestitures is included in Note 2 –Acquisitions and Divestitures in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

The Company's current reportable segments are as follows:

•
Research provides trusted, objective insights and advice on the mission-critical priorities of leaders across all functional areas of the enterprise through research and other reports, briefings, proprietary tools, access to our analysts and advisors, peer networking services and membership programs that enable our clients to make better decisions. Gartner's traditional strengths in IT, marketing and supply chain research were enhanced in 2017 with Gartner's acquisition of CEB Inc., which added CEB's best practice and talent management research insights across a range of business functions, to include human resources, finance, sales and legal.

•
Conferences (formerly called Events) provides business professionals across the organization the opportunity to learn, share and network. From our flagship CIO conference Gartner IT Symposium, to industry-leading conferences focused on specific business roles and topics, to member-driven sessions, our offerings enable attendees to experience the best of Gartner insight and advice live.

•
Consulting provides customized solutions to unique client needs through on-site, day-to-day support, as well as proprietary tools for measuring and improving IT performance with a focus on cost, performance, efficiency and quality.

The sections below present the results of the Company's three currently reportable business segments and its Other segment:

Research

	As Of And For The Year Ended December 31, 2018	As Of And For The Year Ended December 31, 2017	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Year Ended December 31, 2017	As Of And For The Year Ended December 31, 2016	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$3,105,764	$2,471,280	$634,484	26%	$2,471,280	$1,857,001	$614,279	33%
Gross contribution (1)	$2,144,097	$1,653,014	$491,083	30%	$1,653,014	$1,285,611	$367,403	29%
Gross contribution margin	69%	67%	2 points	—	67%	69%	(2) points	—
Business Measurements:
Global Technology Sales (2):
Contract value (1), (3)	$2,556,000	$2,238,000	$318,000	14%	$2,238,000	$1,975,000	$263,000	13%
Client retention	83%	83%	—	—	83%	82%	1 point	—
Wallet retention	105%	105%	—	—	105%	103%	2 points	—
Global Business Sales (2):
Contract value (1), (3)	$607,000	$601,000	$6,000	1%	$601,000	$568,000	33,000	6%
Client retention	82%	81%	1 point	—	81%	76%	5 points	—
Wallet retention	95%	100%	(5) points	—	100%	95%	5 points	—

(1)	Dollars in thousands.

(2)	Global Technology Sales ("GTS") includes sales to users and providers of technology. Global Business Sales ("GBS") includes sales to all other functional leaders.

(3)
Contract values are on a foreign exchange neutral basis and exclude certain amounts related to divested businesses. Additional information regarding our divestitures is included in Note 2 – Acquisitions and Divestitures in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. The contract values at December 31, 2016 include pre-acquisition CEB amounts that were calculated using Gartner's methodology as well as 2018 foreign exchange rates.

2018 VERSUS 2017

Research revenues increased by $634.5 million during 2018 compared to 2017, or 26% on a reported basis and 25% excluding the foreign currency impact. Higher revenues in 2018 were primarily driven by (i) a double-digit increase in subscription revenues in 2018, a portion of which was due to the impact of the CEB acquisition, as 2018 included a full year of revenue compared to nine months in 2017; and (ii) the negative impact on revenue in 2017 from the deferred revenue fair value accounting adjustment resulting from the CEB acquisition, which had a significantly lesser impact in 2018. The gross contribution margin improved by two points in 2018, primarily due to (i) a negative impact on margin in 2017 from the deferred revenue fair value accounting adjustment, which had a significantly lesser impact in 2018; and (ii) improvement in margins for our premium services in 2018.

Total contract value increased to $3.2 billion at December 31, 2018, or 11%. Total contract value at December 31, 2018 increased by double-digits across almost all of the Company’s client sizes as well as about three-quarters of its industry segments when compared to December 31, 2017. GTS and GBS contract values increased 14% and 1%, respectively, at December 31, 2018 when compared to December 31, 2017. The 14% increase in GTS contract value during 2018 reflects additional sales headcount and productivity improvements. The slower 1% growth in GBS contract value during 2018 reflects the Company's strategic decision to discontinue new sales of the largest legacy enterprise products in favor of new seat-based GxL products (i.e., products for business leaders across an enterprise).

GTS client retention was 83% as of both December 31, 2018 and 2017, while wallet retention was 105% at both dates. GBS client retention was 82% and 81% as of December 31, 2018 and 2017, respectively, while wallet retention was 95% and 100%, respectively. The number of GTS client enterprises increased by 6% at December 31, 2018 when compared to December 31, 2017, while the corresponding number of GBS client enterprises decreased by 4% year-over-year.

2017 VERSUS 2016

Research revenues increased by $614.3 million during 2017 compared to 2016, or 33% on both a reported basis and excluding the foreign currency impact. On a reported basis, CEB contributed $309.6 million of the 2017 increase. The additional increase of $304.7 million in Research revenues represented a 16% increase in our non-CEB Research revenues on both a reported basis and excluding the foreign currency impact, with approximately one point of the increase due to L2, Inc., which we acquired in the first quarter of 2017. The gross contribution margin declined by two points during 2017, primarily due to the impact of the deferred revenue fair value accounting adjustment resulting from the CEB acquisition.

Excluding the foreign currency impact, GTS and GBS contract values increased 13% and 6%, respectively, at December 31, 2017 when compared to December 31, 2016. Total contract value increased to $2.8 billion at December 31, 2017, or 12%. Total contract value at December 31, 2017 increased by double-digits across all of the Company’s sales regions and client sizes and virtually every industry segment compared to December 31, 2016.

GTS client retention was 83% and 82% as of December 31, 2017 and 2016, respectively, while wallet retention was 105% and 103%, respectively. GBS client retention was 81% and 76% as of December 31, 2017 and 2016, respectively, while wallet retention was 100% and 95%, respectively. The number of GTS client enterprises increased by 7% at December 31, 2017 when compared to December 31, 2016, while the corresponding number of GBS client enterprises was flat year-over-year.

Conferences

The Conferences segment was previously called Events.

	As Of And For The Year Ended December 31, 2018	As Of And For The Year Ended December 31, 2017	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Year Ended December 31, 2017	As Of And For The Year Ended December 31, 2016	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$410,461	$337,903	$72,558	21%	$337,903	$268,605	$69,298	26%
Gross contribution (1)	$207,260	$163,480	$43,780	27%	$163,480	$136,655	$26,825	20%
Gross contribution margin	50%	48%	2 points	—	48%	51%	(3) points	—
Business Measurements:
Number of destination conferences (2)	70	69	1	1%	69	66	3	5%
Number of destination conferences attendees (2)	78,136	67,401	10,735	16%	67,401	54,602	12,799	23%

(1)	Dollars in thousands.

(2)	Single day, local meetings are excluded.

2018 VERSUS 2017

Conferences revenues increased by $72.6 million during 2018 compared to 2017, or 21% on a reported basis and 22% excluding the foreign currency impact. A portion of the revenue increase for 2018 was due to the CEB acquisition, as 2018 included a full year of revenue compared to nine months in 2017. Revenues from both attendees and exhibitors at our destination conferences, as well as revenues from our single day local meetings, increased by double-digits during 2018. We held 70 destination conferences in 2018 with a 16% increase in the number of attendees and an 8% increase in exhibitors when compared to 2017, while the average revenue per attendee and exhibitor increased by 5% and 7%, respectively. The gross contribution margin improved by two points in 2018 compared to 2017 due to greater profitability at our ongoing conferences, which was primarily driven by increased attendee and exhibitor participation and improvements in our average revenue per attendee and exhibitor, as well as our continuing efforts to efficiently manage our conference-related expenses.

2017 VERSUS 2016

Conferences revenues increased by $69.3 million during 2017 compared to 2016, or 26% on a reported basis and 25% excluding the foreign currency impact. On a reported basis, CEB contributed $38.6 million of the 2017 increase, including four destination conferences with 3,578 attendees. The additional increase of $30.7 million in our segment revenues represented an 11% increase in our non-CEB Conferences revenues on a reported basis and 10% excluding the foreign currency impact, with such revenues for both attendees and exhibitors increasing by double-digits. Overall, we held 69 destination conferences in 2017 with a 23% increase in the number of attendees and a 6% increase in exhibitors when compared to 2016, while the average revenue per exhibitor increased by 3% and the average revenue per attendee declined by 4%. The gross contribution margin declined by three points in 2017 compared to 2016, primarily due to additional investment in headcount and higher program expenses and, to a lesser extent, a dilutive effect from the CEB destination conferences.

Consulting

	As Of And For The Year Ended December 31, 2018	As Of And For The Year Ended December 31, 2017	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Year Ended December 31, 2017	As Of And For The Year Ended December 31, 2016	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$353,667	$327,661	$26,006	8%	$327,661	$318,934	$8,727	3%
Gross contribution (1)	$102,541	$93,643	$8,898	10%	$93,643	$89,734	$3,909	4%
Gross contribution margin	29%	29%	—	—	29%	28%	1 point	—
Business Measurements:
Backlog (1)	$110,700	$95,200	$15,500	16%	$95,200	$88,600	$6,600	7%
Billable headcount	718	669	49	7%	669	628	41	7%
Consultant utilization	63%	64%	(1) point	—	64%	66%	(2) points	—
Average annualized revenue per billable headcount (1)	$375	$366	$9	2%	$366	$383	$(17)	(4)%

(1)	Dollars in thousands.

2018 VERSUS 2017

Consulting revenues increased 8% during 2018 compared to 2017 on a reported basis and 7% excluding the foreign currency impact, with revenue improvements in labor-based core consulting and contract optimization of 9% and 2%, respectively, on a reported basis. The gross contribution margin was 29% for both 2018 and 2017.

Backlog increased by $15.5 million, or 16%, from December 31, 2017 to December 31, 2018. The $110.7 million of backlog at December 31, 2018 represented approximately four months of backlog, which is in line with the Company's operational target.

2017 VERSUS 2016

Consulting revenues increased 3% during 2017 compared to 2016 on both a reported basis and excluding the foreign currency impact, with revenue improvements in both labor-based core consulting and contract optimization. The gross contribution margin was 29% and 28% for 2017 and 2016, respectively. The margin improvement in 2017 was primarily due to additional contract optimization revenue, which has a higher contribution margin than our labor-based core consulting, partially offset by lower consultant utilization and our investment in additional managing partners.

Backlog increased by $6.6 million, or 7%, from December 31, 2016 to December 31, 2017. The $95.2 million of backlog at December 31, 2017 represented approximately four months of backlog, which is in line with the Company's operational target.

Other

	As Of And For The Year Ended December 31, 2018	As Of And For The Year Ended December 31, 2017	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$105,562	$174,650	$(69,088)	(40)%
Gross contribution (1)	$65,075	$90,249	$(25,174)	(28)%
Gross contribution margin	62%	52%	10 points	—

(1)	Dollars in thousands.

During 2018, the Company divested all three of the non-core businesses that comprised its Other segment, each of which were acquired as part of the acquisition of CEB Inc. in April 2017. Both revenue and gross contribution declined in 2018 compared to 2017 due to the divestitures.

As a result of the divestitures and the movement of a small residual product in the Other segment into the Research business, the Company is no longer recording any additional operating activity in the Other segment effective September 1, 2018. Additional information regarding the divestitures is included in Note 2 –Acquisitions and Divestitures in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

We finance our operations through cash generated from our operating activities and borrowings. Note 5 — Debt in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K provides additional information regarding the Company's outstanding debt obligations. At December 31, 2018, we had $156.4 million of cash and cash equivalents and $1.0 billion of available borrowing capacity on the revolving credit facility under our 2016 Credit Agreement. We believe that the Company has adequate liquidity to meet its currently anticipated needs.

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

Our cash and cash equivalents are held in numerous locations throughout the world with 79% held overseas at December 31, 2018. The Company intends to reinvest substantially all of its accumulated undistributed foreign earnings, except in instances where repatriation would result in minimal additional tax. As a result of the U.S. Tax Cuts and Jobs Act of 2017, we believe that the income tax impact if such earnings were repatriated would be minimal.

The following table summarizes the changes in the Company's cash balances for the years indicated (in thousands):

	2018 vs. 2017			2017 vs. 2016
	Year Ended December 31, 2018	Year Ended December 31, 2017	Increase (Decrease)	Year Ended December 31, 2017	Year Ended December 31, 2016	Increase (Decrease)
Cash provided by operating activities	$471,158	$254,517	$216,641	$254,517	$365,632	$(111,115)
Cash provided by (used in) investing activities	384,051	(2,752,545)	3,136,596	(2,752,545)	(98,059)	(2,654,486)
Cash (used in) provided by financing activities	(1,257,115)	2,539,830	(3,796,945)	2,539,830	(174,686)	2,714,516
Net (decrease) increase in cash and cash equivalents	(401,906)	41,802	(443,708)	41,802	92,887	(51,085)
Effects of exchange rate changes	(6,489)	25,902	(32,391)	25,902	(5,640)	31,542
Beginning cash and cash equivalents	567,058	499,354	67,704	499,354	412,107	87,247
Ending cash and cash equivalents (1)	$158,663	$567,058	$(408,395)	$567,058	$499,354	$67,704

(1) The December 31, 2018 ending cash balance of $158.7 million consisted of $156.4 million of cash and cash equivalents and $2.3 million of restricted cash.

2018 VERSUS 2017

Operating

Cash provided by operating activities was $471.2 million in 2018 compared to $254.5 million in 2017, an increase of $216.6 million. The year-over-year increase was driven by net income of $122.5 million in 2018 compared to net income of $3.3 million in 2017, as well as substantially higher receivable collections during 2018. Partially offsetting these increases in 2018 were higher cash amounts paid for bonuses, taxes, and interest on our borrowings, as well as decreases in our other working capital accounts.

Investing

Cash provided by investing activities was $384.1 million in 2018, with $510.9 million in net cash realized from business divestiture and acquisition activities, which was partially offset by approximately $126.8 million of capital expenditures. In 2017, cash used in investing activities was $2.8 billion, primarily due to business acquisitions.

Financing

Cash used in financing activities was approximately $1.3 billion in 2018 compared to cash provided of $2.5 billion in 2017. During 2018, the Company used $1.0 billion in cash to reduce its outstanding debt and used $260.8 million in cash for share repurchases. During 2017, the Company borrowed approximately $3.0 billion and paid: $404.4 million in debt principal repayments; $51.2 million for deferred financing fees on debt; and $41.3 million for share repurchases.

2017 VERSUS 2016

Operating

Cash provided by operating activities was $254.5 million in 2017 compared to $365.6 million in 2016. The decline was due to: a decline in net income, which was $3.3 million in 2017 compared to $193.6 million in 2016; unfavorable changes in working capital in 2017 compared to 2016; and substantially higher cash payments for bonuses, commissions, interest on our borrowings, and acquisition and integration costs in 2017 compared to 2016.

Investing

Cash used in investing activities was $2.8 billion in 2017 compared to $98.1 million of cash used in 2016. Cash used in 2017 was substantially higher primarily due to business acquisitions. We also made additional investments in capital expenditures in 2017, with $110.8 million invested in 2017 compared to $49.9 million in 2016.

Financing

Cash provided by financing activities was $2.5 billion in 2017 compared to cash used of $174.7 million in 2016. During 2017, the Company borrowed a total of approximately $3.0 billion and paid: $404.4 million in debt principal repayments: $51.2 million for deferred financing fees on debt; and $41.3 million for share repurchases. During 2016, the Company used $59.0 million in cash for share repurchases and $125.0 million for debt repayments.

OBLIGATIONS AND COMMITMENTS

Debt

As of December 31, 2018, the Company had $2.3 billion in principal amount of debt outstanding. Note 5 — Debt in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K provides additional information regarding the Company's debt obligations.

Off-Balance Sheet Arrangements

Through December 31, 2018, we have not entered into any material off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

Contractual Cash Commitments

The Company has certain commitments that contractually require future cash payments. The table below summarizes the Company's contractual cash commitments as of December 31, 2018 (in thousands):

Commitment Description:	Due In Less Than 1 Year	Due In 2-3 Years	Due In 4-5 Years	Due In More Than 5 Years	Total
Debt – principal and interest (1)	$200,431	$372,973	$1,327,960	$884,030	$2,785,394
Operating leases (2)	130,991	240,747	217,231	689,359	1,278,328
Deferred compensation arrangements (3)	10,857	11,852	7,549	42,450	72,708
U.S. Tax Cuts and Job Act - transition tax (4)	785	1,569	1,569	5,885	9,808
Other (5)	38,753	35,133	16,474	24,654	115,014
Totals	$381,817	$662,274	$1,570,783	$1,646,378	$4,261,252

(1)
Principal repayments of the Company's debt obligations are classified in the above table based on the contractual repayment dates. Interest payments due were based on the effective interest rates as of December 31, 2018. Note 5 — Debt in the Notes to Consolidated Financial Statements provides information regarding the Company's debt obligations.

(2)
The Company leases various facilities, furniture, computer equipment, automobiles and equipment under non-cancelable operating lease agreements expiring between 2019 and 2032. The total commitment excludes approximately $372.0 million of estimated income from the subleasing of certain facilities. See Note 1 — Business and Significant Accounting Policies in the Notes to Consolidated Financial Statements for additional information on the Company's leases.

(3)
The Company has supplemental deferred compensation arrangements with certain of its employees. Amounts payable with known payment dates have been classified in the above table based on those scheduled payment dates. Amounts payable whose payment dates are unknown have been included in the Due In More Than 5 Years category since the Company cannot determine when the amounts will be paid. See Note 13 — Employee Benefits in the Notes to Consolidated Financial Statements for additional information regarding the Company's supplemental deferred compensation arrangements.

(4)
The amount due represents the Company's cash payable for the transition tax liability under the U.S. Tax Cut and Jobs Act of 2017 which is reduced by certain unrelated credits and attributes. The Company currently expects to pay the transition tax over approximately eight years.

(5)
Other includes (i) contractual commitments for software, building maintenance, telecom and other services; (ii) amounts due for share repurchase transactions that occurred in late December 2018 but were settled in cash in January 2019; and (iii) projected cash contributions to the Company's defined benefit pension plans. See Note 13 — Employee Benefits in the Notes to Consolidated Financial Statements for additional information regarding the Company's defined benefit pension plans.

In addition to the contractual cash commitments included in the above table, the Company has other payables and liabilities that may be legally enforceable but are not considered contractual commitments. Information regarding the Company's payables and liabilities is included in Note 4 — Accounts Payable, Accrued, and Other Liabilities in the Notes to Consolidated Financial Statements.

QUARTERLY FINANCIAL DATA

The following tables present our quarterly operating results for the two-year period ended December 31, 2018:

2018
(In thousands, except per share data)	First	Second	Third	Fourth
Revenues	$963,565	$1,001,336	$921,674	$1,088,878
Operating (loss) income	(8,711)	86,096	52,724	129,606
Net (loss) income	(19,587)	46,270	11,753	84,020
Net (loss) income per share (1):
Basic	$(0.22)	$0.51	$0.13	$0.93
Diluted	$(0.22)	$0.50	$0.13	$0.92

2017
(In thousands, except per share data)	First	Second	Third	Fourth
Revenues	$625,169	$843,731	$828,085	$1,014,509
Operating income (loss)	53,514	(98,388)	(24,349)	62,894
Net income (loss) (2)	36,433	(92,281)	(48,180)	107,307
Net income (loss) per share (1), (2):
Basic	$0.44	$(1.03)	$(0.53)	$1.18
Diluted	$0.43	$(1.03)	$(0.53)	$1.16

(1)
The aggregate of the four quarters’ basic and diluted earnings per common share may not equal the reported full calendar year amounts due to the effects of share repurchases, dilutive equity compensation and rounding.

(2)
In December 2017, the Company recorded a $59.6 million tax benefit related to the U.S. Tax Cuts and Jobs Act of 2017. The tax benefit increased our net income and our basic and diluted income per share for the fourth quarter of 2017 by approximately $0.66 per share and $0.65 per share, respectively. See Note 10 — Income Taxes in the Notes to Consolidated Financial Statements for additional information regarding the impact of the U.S. Tax Cuts and Jobs Act of 2017.

RECENTLY ISSUED ACCOUNTING STANDARDS

The FASB has issued accounting standards that have not yet become effective and that may impact the Company’s consolidated financial statements and related disclosures in future periods. Note 1 — Business and Significant Accounting Policies in the Notes to Consolidated Financial Statements herein provides information regarding those accounting standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK

At December 31, 2018, the Company had $2.3 billion in outstanding debt. Approximately $1.5 billion of the Company's total debt outstanding as of December 31, 2018 was based on a floating base rate of interest, which potentially exposes the Company to increases in interest rates. However, we partially reduce our overall exposure to changes in interest rates through our interest rate swap contracts, which effectively converts the floating base interest rate on a portion of these variable rate borrowings to fixed rates. Thus we are exposed to base interest rate risk on floating rate borrowings only in excess of any amounts that are not hedged. At December 31, 2018, we had unhedged interest rate risk on approximately $110.0 million of borrowings. As an indication of our potential exposure to changes in interest rates, a hypothetical 25 basis point increase or decrease in interest rates could change our annual pre-tax interest expense by approximately $0.3 million.

FOREIGN CURRENCY RISK

For both the years ended December 31, 2018 and 2017, a significant portion of our revenues were derived from sales outside of the United States. Among the major foreign currencies in which we conduct business are the Euro, the British Pound, the Japanese Yen, the Australian dollar, and the Canadian dollar. The reporting currency of our consolidated financial statements is the U.S. dollar. As the values of the foreign currencies in which we operate fluctuate over time relative to the U.S dollar, the Company is exposed to both foreign currency translation and transaction risk.

Translation risk arises as our foreign currency assets and liabilities are translated into U.S. dollars since the functional currencies of our foreign operations are generally denominated in the local currency. Adjustments resulting from the translation of these assets and liabilities are deferred and recorded as a component of stockholders’ equity (deficit). A measure of the potential impact of foreign currency translation can be determined through a sensitivity analysis of our cash and cash equivalents. At December 31, 2018, we had $156.4 million of cash and cash equivalents, with a substantial portion denominated in foreign currencies. If the exchange rates of the foreign currencies we hold all changed in comparison to the U.S. dollar by 10%, the amount of cash and cash equivalents we would have reported on December 31, 2018 would have increased or decreased by approximately $12.0 million. The translation of our foreign currency revenues and expenses historically has not had a material impact on our consolidated earnings since movements in and among the major currencies in which we operate tend to impact our revenues and expenses fairly equally. However, our earnings could be impacted during periods of significant exchange rate volatility, or when some or all of the major currencies in which we operate move in the same direction against the U.S dollar.

Transaction risk arises when we enter into a transaction that is denominated in a currency that may differ from the local functional currency. As these transactions are translated into the local functional currency, a gain or loss may result, which is recorded in current period earnings. We typically enter into foreign currency forward exchange contracts to mitigate the effects of some of this foreign currency transaction risk. Our outstanding currency contracts as of December 31, 2018 had an immaterial net unrealized loss.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements for 2018, 2017 and 2016, together with the reports of KPMG LLP, our independent registered public accounting firm, are included herein in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Management conducted an evaluation, as of December 31, 2018, of the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed or submitted under the Exchange Act.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment was reviewed with the Audit Committee of the Board of Directors.

Based on its assessment of internal control over financial reporting, management has concluded that, as of December 31, 2018, Gartner’s internal control over financial reporting was effective. The effectiveness of management’s internal control over financial reporting as of December 31, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K in Part IV, Item 15.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required to be furnished pursuant to this item will be set forth under the captions “The Board of Directors," "Proposal One: Election of Directors,” “Executive Officers,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Miscellaneous — Available Information” in the Company’s Proxy Statement to be filed with the SEC no later than April 30, 2019. If the Proxy Statement is not filed with the SEC by April 30, 2019, such information will be included in an amendment to this Annual Report filed by April 30, 2019. See also Item 1. Business — Available Information.

ITEM 11. EXECUTIVE COMPENSATION.

The information required to be furnished pursuant to this item is incorporated by reference from the information set forth under the captions “Compensation Discussion & Analysis,” “Compensation Tables and Narrative Disclosures,” “The Board of Directors - Compensation of Directors,” “The Board of Directors - Director Compensation Table,” “Corporate Governance - Risk Oversight - Risk Assessment of Compensation Policies and Practices,” and “Corporate Governance - Compensation Committee” in the Company’s Proxy Statement to be filed with the SEC no later than April 30, 2019. If the Proxy Statement is not filed with the SEC by April 30, 2019, such information will be included in an amendment to this Annual Report filed by April 30, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required to be furnished pursuant to this item will be set forth under the captions "Compensation Tables and Narrative Disclosures — Equity Compensation Plan Information" and “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement to be filed with the SEC by April 30, 2019. If the Proxy Statement is not filed with the SEC by April 30, 2019, such information will be included in an amendment to this Annual Report filed by April 30, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required to be furnished pursuant to this item will be set forth under the captions “Transactions With Related Persons” and “Corporate Governance — Director Independence” in the Company’s Proxy Statement to be filed with the SEC by April 30, 2019. If the Proxy Statement is not filed with the SEC by April 30, 2019, such information will be included in an amendment to this Annual Report filed by April 30, 2019.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required to be furnished pursuant to this item will be set forth under the caption “Proposal Three: Ratification of Appointment of Independent Registered Public Accounting Firm” and “Proposal Three: Ratification of Appointment of Independent Registered Public Accounting Firm — Principal Accountant Fees and Services” in the Company’s Proxy Statement to be filed with the SEC no later than April 30, 2019. If the Proxy Statement is not filed with the SEC by April 30, 2019, such information will be included in an amendment to this Annual Report filed by April 30, 2019.

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

10.3(10)+	2011 Employee Stock Purchase Plan.

10.4(11)+	2003 Long -Term Incentive Plan, as amended and restated effective June 4, 2009.

10.5+*	Gartner, Inc. Long-Term Incentive Plan, as amended and restated effective January 31, 2019.

10.6+*	Amended and Restated Employment Agreement between Eugene A. Hall and the Company dated as of February 14, 2019.

10.7(12)+	Company Deferred Compensation Plan, effective January 1, 2009.

10.8(13)+	Form of 2017 Stock Appreciation Right Agreement for executive officers.

10.9(13)+	Form of 2017 Performance Stock Unit Agreement for executive officers.

10.10(14)+	Form of 2017 Restricted Stock Unit Agreement for certain officers.

10.11(15)+	Form of 2018 Stock Appreciation Right Agreement for executive officers.

10.12(15)+	Form of 2018 Performance Stock Unit Agreement for executive officers.

10.13+*	Form of 2019 Stock Appreciation Right Agreement for executive officers.

10.14+*	Form of 2019 Performance Stock Unit Agreement for executive officers.

10.15(16)+	Form of Restricted Stock Unit Agreement for non-employee directors.

10.16(17)+	Separation Agreement and Release of Claims, dated October 12, 2017, between the Company and Per Anders Waern.

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (see Signature Page).

31.1*	Certification of chief executive officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of chief financial officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this document.

+	Management compensation plan or arrangement.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 5, 2017.

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 6, 2005.

(3)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 7, 2012.

(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 4, 2016.

(5)	Incorporated by reference from the Company’s Current Report on form 8-K filed on January 24, 2017.

(6)	Incorporated by reference from the Company’s Current Report on form 8-K filed on March 21, 2017.

(7)	Incorporated by reference from the Company’s Current Report on form 8-K filed on April 6, 2017.

(8)	Incorporated by reference from the Company’s Current Report on form 8-K filed on March 30, 2017.

(9)	Incorporated by reference from the Company’s Quarterly Report on form 10-Q filed on August 9, 2010.

(10)	Incorporated by reference from the Company’s Proxy Statement (Schedule 14A) filed on April 18, 2011.

(11)	Incorporated by reference from the Company’s Proxy Statement (Schedule 14A) filed on April 21, 2009

(12)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on February 20, 2009.

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K dated on February 7, 2017.

(14)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on November 2, 2017.

(15)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on May 8, 2018.

(16)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 1, 2018.

(17)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on February 22, 2018.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
GARTNER, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

All financial statement schedules have been omitted because the information required is not applicable or is shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Gartner, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Gartner, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficit), and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
February 22, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Gartner, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Gartner, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated February 22, 2019 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP

New York, New York
February 22, 2019

GARTNER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$156,368	$538,908
Fees receivable, net of allowances of $7,700 and $12,700, respectively	1,255,118	1,176,843
Deferred commissions	235,016	205,260
Prepaid expenses and other current assets	165,237	124,632
Assets held-for-sale	—	542,965
Total current assets	1,811,739	2,588,608
Property, equipment and leasehold improvements, net	267,665	221,507
Goodwill	2,923,136	2,987,294
Intangible assets, net	1,042,565	1,292,022
Other assets	156,369	193,742
Total Assets	$6,201,474	$7,283,173
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$710,113	$666,821
Deferred revenues	1,745,244	1,630,198
Current portion of long-term debt	165,578	379,721
Liabilities held-for-sale	—	145,845
Total current liabilities	2,620,935	2,822,585
Long-term debt, net of deferred financing fees	2,116,109	2,899,124
Other liabilities	613,673	577,999
Total Liabilities	5,350,717	6,299,708
Stockholders’ Equity:
Preferred stock:
$.01 par value, authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock:
$.0005 par value, 250,000,000 shares authorized; 163,602,067 shares issued for both periods	82	82
Additional paid-in capital	1,823,710	1,761,383
Accumulated other comprehensive (loss) income, net	(39,867)	1,508
Accumulated earnings	1,755,432	1,647,284
Treasury stock, at cost, 73,899,977 and 72,779,205 common shares, respectively	(2,688,600)	(2,426,792)
Total Stockholders’ Equity	850,757	983,465
Total Liabilities and Stockholders’ Equity	$6,201,474	$7,283,173

See Notes to Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Research	$3,105,764	$2,471,280	$1,857,001
Conferences	410,461	337,903	268,605
Consulting	353,667	327,661	318,934
Other	105,562	174,650	—
Total revenues	3,975,454	3,311,494	2,444,540
Costs and expenses:
Cost of services and product development	1,468,800	1,320,198	945,648
Selling, general and administrative	1,884,141	1,599,004	1,089,184
Depreciation	68,592	63,897	37,172
Amortization of intangibles	187,009	176,274	24,797
Acquisition and integration charges	107,197	158,450	42,598
Total costs and expenses	3,715,739	3,317,823	2,139,399
Operating income (loss)	259,715	(6,329)	305,141
Interest income	2,566	3,011	2,449
Interest expense	(126,774)	(127,947)	(27,565)
Gain from divested operations	45,447	—	—
Other income, net	167	3,448	8,406
Income (loss) before income taxes	181,121	(127,817)	288,431
Provision (benefit) for income taxes	58,665	(131,096)	94,849
Net income	$122,456	$3,279	$193,582

Net income per share:
Basic	$1.35	$0.04	$2.34
Diluted	$1.33	$0.04	$2.31
Weighted average shares outstanding:
Basic	90,827	88,466	82,571
Diluted	92,122	89,790	83,820

See Notes to Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)

	Year Ended December 31,
	2018	2017	2016
Net income	$122,456	$3,279	$193,582
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(31,245)	47,363	(5,986)
Interest rate swaps - net change in deferred gain or loss	(10,844)	3,892	1,670
Pension plans - net change in deferred actuarial loss	123	(64)	(965)
Other comprehensive (loss) income, net of tax	(41,966)	51,191	(5,281)
Comprehensive income	$80,490	$54,470	$188,301

See Notes to Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(IN THOUSANDS)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income, Net	Accumulated Earnings	Treasury Stock	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2015	$78	$818,546	$(44,402)	$1,450,684	$(2,357,306)	$(132,400)
Adoption of ASU No. 2016-09	—	—	—	(261)	—	(261)
Net income	—	—	—	193,582	—	193,582
Other comprehensive loss	—	—	(5,281)	—	—	(5,281)
Issuances under stock plans	—	(2,080)	—	—	12,419	10,339
Common share repurchases	—	—	—	—	(51,762)	(51,762)
Stock-based compensation expense	—	46,661	—	—	—	46,661
Balance at December 31, 2016	78	863,127	(49,683)	1,644,005	(2,396,649)	60,878
Net income	—	—	—	3,279	—	3,279
Other comprehensive income	—	—	51,191	—	—	51,191
Issuances under stock plans and for acquisition	4	819,313	—	—	11,129	830,446
Common share repurchases	—	—	—	—	(41,272)	(41,272)
Stock-based compensation expense	—	78,943	—	—	—	78,943
Balance at December 31, 2017	82	1,761,383	1,508	1,647,284	(2,426,792)	983,465
Adoption of ASU No. 2018-02	—	—	591	(591)	—	—
Adoption of ASU No. 2016-16	—	—	—	(13,717)	—	(13,717)
Net income	—	—	—	122,456	—	122,456
Other comprehensive loss	—	—	(41,966)	—	—	(41,966)
Issuances under stock plans	—	(3,845)	—	—	14,026	10,181
Common share repurchases	—	—	—	—	(275,834)	(275,834)
Stock-based compensation expense	—	66,172	—	—	—	66,172
Balance at December 31, 2018	$82	$1,823,710	$(39,867)	$1,755,432	$(2,688,600)	$850,757

See Notes to Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended December 31,
	2018	2017	2016
Operating activities:
Net income	$122,456	$3,279	$193,582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	255,601	240,171	61,969
Stock-based compensation expense	66,172	78,943	46,661
Deferred taxes	1,524	(217,414)	(2,648)
Gain on extinguishment of debt	—	—	(2,500)
Gain from divested operations	(45,447)	—	—
Amortization and write-off of deferred financing fees	13,815	15,062	3,082
Changes in assets and liabilities, net of acquisitions and divestitures:
Fees receivable, net	(115,003)	(368,516)	(68,661)
Deferred commissions	(31,247)	(61,393)	(18,673)
Prepaid expenses and other current assets	(50,551)	13,251	(21,604)
Other assets	11,456	(18,529)	20,005
Deferred revenues	187,147	382,852	97,979
Accounts payable, accrued, and other liabilities	55,235	186,811	56,440
Cash provided by operating activities	471,158	254,517	365,632
Investing activities:
Additions to property, equipment and leasehold improvements	(126,873)	(110,765)	(49,863)
Acquisitions - cash paid (net of cash acquired)	(15,855)	(2,641,780)	(48,196)
Divestitures - cash received (net of cash transferred)	526,779	—	—
Cash provided by (used in) in investing activities	384,051	(2,752,545)	(98,059)
Financing activities:
Proceeds from employee stock purchase plan	14,689	11,711	9,250
Proceeds from borrowings	—	3,025,000	715,000
Payments for deferred financing fees	—	(51,171)	(4,975)
Payments on borrowings	(1,010,972)	(404,438)	(835,000)
Purchases of treasury stock	(260,832)	(41,272)	(58,961)
Cash (used in) provided by financing activities	(1,257,115)	2,539,830	(174,686)
Net (decrease) increase in cash and cash equivalents and restricted cash	(401,906)	41,802	92,887
Effects of exchange rates on cash and cash equivalents and restricted cash	(6,489)	25,902	(5,640)
Cash and cash equivalents and restricted cash, beginning of period	567,058	499,354	412,107
Cash and cash equivalents and restricted cash, end of period	$158,663	$567,058	$499,354

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$117,500	$98,500	$23,400
Income taxes, net of refunds received	$95,800	$76,100	$86,300

See Notes to Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 — BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Business. Gartner, Inc. (NYSE: IT) is the world’s leading research and advisory company and a member of the S&P 500. We equip business leaders with indispensable insights, advice and tools to achieve their goals and build the successful organizations of tomorrow. We believe we have an unmatched combination of expert-led, practitioner-sourced and data-driven research that steers clients toward the right decisions on the issues that matter most. We’re a trusted advisor and an objective resource for more than 15,000 organizations in more than 100 countries — across all major functions, in every industry and enterprise size.

Segments. Gartner currently delivers its products and services globally through three business segments: Research, Conferences (formerly called Events) and Consulting. Our revenues by business segment are discussed below under the heading "Adoption of new accounting standards." When used in these notes, the terms “Gartner,” “Company,” “we,” “us” or “our” refer to Gartner, Inc. and its consolidated subsidiaries.

During 2018, the Company divested all three of the non-core businesses that comprised its Other segment, each of which were acquired as part of the acquisition of CEB Inc. in April 2017. As a result of these divestitures and the movement of a small residual product in the Other segment into the Research business, the Company is no longer recording any additional operating activity in the Other segment effective September 1, 2018. Additional information regarding the divestitures is included in Note 2 –Acquisitions and Divestitures.

Basis of presentation. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), as defined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 270 for financial information and with the applicable instructions of U.S. Securities and Exchange Commission (“SEC”) Regulation S-X. The fiscal year of Gartner is the twelve-month period from January 1 through December 31. All references to 2018, 2017 and 2016 herein refer to the fiscal year unless otherwise indicated.

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

Business acquisitions. The Company had business acquisitions in both 2017 and 2016 and information related to those acquisitions is included in Note 2 – Acquisitions and Divestitures. The Company accounts for business acquisitions in accordance with the acquisition method of accounting as prescribed by FASB ASC Topic 805, Business Combinations. The acquisition method of accounting requires the Company to record the net assets and liabilities acquired based on their estimated fair values as of the acquisition date, with any excess of the consideration transferred over the estimated fair value of the net assets acquired, including identifiable intangible assets, to be recorded to goodwill. Under the acquisition method, the operating results of acquired companies are included in the Company's consolidated financial statements beginning on the date of acquisition.

The determination of the fair values of intangible and other assets acquired in acquisitions requires management judgment and the consideration of a number of factors, significant among them the historical financial performance of the acquired businesses and projected performance, estimates surrounding customer turnover, as well as assumptions regarding the level of competition and the cost to reproduce certain assets. Establishing the useful lives of the intangible assets also requires management judgment and the evaluation of a number of factors, among them the expected use of the asset, historical client retention rates, consumer awareness and trade name history, as well as any contractual provisions that could limit or extend an asset's useful life.

The Company classifies charges that are directly-related to its acquisitions in the line Acquisition and integration charges in the Consolidated Statements of Operations. The Company recorded $107.2 million, $158.5 million and $42.6 million of such charges in 2018, 2017 and 2016, respectively. Information related to those charges is included in Note 2 – Acquisitions and Divestitures.

Revenue recognition. On January 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers" ("ASU No. 2014-09"). ASU No. 2014-09 and related amendments required changes in our revenue recognition policies as well as enhanced disclosures. The Company adopted ASU No. 2014-09 using the modified retrospective method of adoption. Under this method of adoption, the cumulative effect of applying the new standard is recorded at the date of initial application, with no restatement of the comparative prior periods presented. The adoption of ASU No. 2014-09 did not have a material impact on the Company’s consolidated financial statements. Prior to January 1, 2018, the Company recognized revenue in accordance with then-existing U.S. GAAP and SEC Staff Accounting Bulletin No. 104, "Revenue Recognition" (“prior GAAP”). Under both ASU No. 2014-09 and prior GAAP, revenue can only be recognized when all of the required criteria are met. Information regarding our adoption of ASU No. 2014-09 and its impact on the Company's consolidated financial statements and related disclosures is provided below under the heading "Adoption of new accounting standards."

Allowance for losses. The Company maintains an allowance for losses that is comprised of a bad debt allowance and, through December 31, 2017, a revenue reserve. Because the adoption of ASU No. 2014-09 on January 1, 2018 discussed above affected the allowance for losses, information regarding the allowance is provided below under the heading "Adoption of new accounting standards."

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

Commission expense. The Company records deferred commissions upon the signing of customer contracts and amortizes the deferred amount as commission expense over a period that considers various relevant factors. Commission expense is included in SG&A expense in the Consolidated Statements of Operations. Additional information regarding deferred commissions and the amortization of such costs is provided below under the heading "Adoption of new accounting standards."

Stock-based compensation expense. The Company accounts for stock-based compensation awards in accordance with FASB ASC Topics 505 and 718 and SEC Staff Accounting Bulletins No. 107 and No. 110. Stock-based compensation expense for equity awards is based on the fair value of the award on the date of grant. The Company recognizes stock-based compensation expense over the period that the related service is performed, which is generally the same as the vesting period of the underlying award. During 2018, 2017 and 2016, the Company recognized $66.2 million, $78.9 million and $46.7 million, respectively, of stock-based compensation expense.

Effective January 1, 2016, the Company adopted ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU No. 2016-09"), which mandated certain changes in accounting for stock-based compensation. Among other things, ASU No. 2016-09 permits companies to make an entity-wide accounting policy election to recognize forfeitures of share-based compensation awards as they occur or make an estimate by applying a forfeiture rate each quarter. The Company previously estimated forfeitures but elected to change its accounting policy and account for forfeitures as they occur. ASU No. 2016-09 requires this change in accounting policy to be applied using a cumulative effect adjustment to accumulated earnings as of the beginning of the period in which the rule is adopted. Accordingly, the Company recorded a $0.3 million decrease to its opening accumulated earnings effective January 1, 2016.

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

The Company adopted ASU No. 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory," on January 1, 2018. Information regarding our adoption of this new accounting standard and its impact on the Company's consolidated financial statements is provided below under the heading "Adoption of new accounting standards."

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

On January 1, 2018, the Company adopted ASU No. 2016-18, "Restricted Cash" ("ASU No. 2016-18"). ASU No. 2016-18 requires that amounts generally described as restricted cash and restricted cash equivalents be presented with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on an entity's statement of cash flows. A table presenting the beginning-of-period and end-of-period cash amounts from the Company's Consolidated Balance Sheets and the total cash amounts presented in the accompanying Consolidated Cash Flow Statements is provided below under the heading "Adoption of new accounting standards."

Property, equipment and leasehold improvements. The Company leases all of its facilities and certain equipment. These leases are all classified as operating leases in accordance with FASB ASC Topic 840, Leases. The cost of these operating leases, including any contractual rent increases, rent concessions and landlord incentives, is recognized ratably over the life of the related lease agreement. Lease expense was $93.5 million, $87.9 million and $38.0 million in 2018, 2017 and 2016, respectively.

Equipment, leasehold improvements and other fixed assets owned by the Company are recorded at cost less accumulated depreciation. Except for leasehold improvements, these fixed assets are depreciated using the straight-line method over the estimated useful life of the underlying asset. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the improvement or the remaining term of the related lease. The Company's total depreciation expense was $68.6 million, $63.9 million and $37.2 million in 2018, 2017 and 2016, respectively. The Company's total fixed assets, less accumulated depreciation and amortization, consisted of the following (in thousands):

	Useful Life	December 31,
Category	(Years)	2018	2017
Computer equipment and software	2-7	$210,955	$189,015
Furniture and equipment	3-8	85,002	67,288
Leasehold improvements	2-15	218,405	175,716
		514,362	432,019
Less — accumulated depreciation and amortization		(246,697)	(210,512)
Property, equipment and leasehold improvements, net		$267,665	$221,507

The Company incurs costs to develop internal-use software used in its operations, and certain of those costs meeting the criteria outlined in FASB ASC Topic 350, "Intangibles - Goodwill and Other," are capitalized and amortized over future periods. Net capitalized development costs for internal-use software were $37.4 million and $26.9 million at December 31, 2018 and 2017, respectively, which is included in the Computer equipment and software category above. Amortization expense for capitalized internal-use software development costs, which is classified in Depreciation in the Consolidated Statements of Operations, totaled $13.2 million, $9.9 million and $8.8 million in 2018, 2017 and 2016, respectively.

Finite-lived intangible assets. The Company has finite-lived intangible assets that are amortized against earnings using the straight-line method over the expected useful life of the underlying asset. Changes in intangible assets subject to amortization during the two-year period ended December 31, 2018 were as follows (in thousands):

December 31, 2018	Customer Relationships	Software	Content	Other	Total
Gross cost at December 31, 2017 (1)	$1,200,316	$123,424	$104,313	$54,929	$1,482,982
Divestitures (2)	(45,175)	(321)	(473)	(160)	(46,129)
Write-off of fully amortized intangible assets	(303)	(11,715)	(669)	(3,311)	(15,998)
Foreign currency translation impact and other (3)	(23,182)	(687)	(4,329)	204	(27,994)
Gross cost	1,131,656	110,701	98,842	51,662	1,392,861
Accumulated amortization (4)	(184,918)	(38,901)	(92,717)	(33,760)	(350,296)
Balance at December 31, 2018	$946,738	$71,800	$6,125	$17,902	$1,042,565

December 31, 2017	Customer Relationships	Software	Content	Other	Total
Gross cost at December 31, 2016	$63,369	$16,025	$3,728	$33,645	$116,767
Additions due to acquisitions (5)	1,253,312	180,787	141,707	24,384	1,600,190
Write-off of fully amortized intangible assets	—	—	(4,227)	—	(4,227)
Reclassified as held-for-sale (6)	(140,156)	(69,012)	(38,593)	(2,711)	(250,472)
Foreign currency translation impact	23,791	(4,376)	1,698	(389)	20,724
Gross cost (1)	1,200,316	123,424	104,313	54,929	1,482,982
Accumulated amortization (4)	(92,983)	(26,344)	(47,475)	(24,158)	(190,960)
Balance at December 31, 2017 (1)	$1,107,333	$97,080	$56,838	$30,771	$1,292,022

(1)	Excludes certain amounts related to held-for-sale operations.

(2)	Represents amounts related to divested businesses. See Note 2 — Acquisitions and Divestitures for additional information.

(3)	Includes the foreign currency translation impact and certain other adjustments.

(4)
Finite-lived intangible assets are amortized using the straight-line method over the following periods: Customer relationships—4 to 13 years; Software—3 to 7 years; Content—1.5 to 5 years; and Other —2 to 5 years.

(5)
The additions were primarily due to the Company's acquisitions of CEB Inc. and L2, Inc. during April 2017 and March 2017, respectively. See Note 2 — Acquisitions and Divestitures for additional information.

(6)	Represents amounts reclassified (net) as held-for-sale assets related to the CEB Talent Assessment business. See Note 2 — Acquisitions and Divestitures for additional information.

Amortization expense related to finite-lived intangible assets was $187.0 million, $176.3 million and $24.8 million in 2018, 2017 and 2016, respectively. The estimated future amortization expense by year for finite-lived intangible assets is as follows (in thousands):

2019	$129,394
2020	122,756
2021	102,338
2022	92,801
2023 and thereafter	595,276
$1,042,565

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

The following table presents changes to the carrying amount of goodwill by segment, including the Company's Other segment, during the two-year period ended December 31, 2018 (in thousands):

	Research	Conferences	Consulting	Other	Total
Balance at December 31, 2016 (1)	$595,450	$46,523	$96,480	$—	$738,453
Additions due to acquisitions (2)	2,042,514	140,914	—	274,363	2,457,791
Reclassified as held-for-sale (3)	—	—	—	(212,994)	(212,994)
Foreign currency translation impact	(18,287)	483	1,318	20,530	4,044
Balance at December 31, 2017	2,619,677	187,920	97,798	81,899	2,987,294
Divestitures (4)	(2,500)	—	—	(90,078)	(92,578)
Foreign currency translation impact and other (5)	21,241	(266)	(734)	8,179	28,420
Balance at December 31, 2018	$2,638,418	$187,654	$97,064	$—	$2,923,136

(1)	The Company does not have any accumulated goodwill impairment losses.

(2)	The 2017 goodwill additions are due to the acquisitions of CEB Inc. and L2, Inc. during April 2017 and March 2017, respectively. See Note 2 – Acquisitions and Divestitures for additional information.

(3)	Represents amounts reclassified as held-for-sale assets related to the CEB Talent Assessment business. See Note 2 – Acquisitions and Divestitures for additional information.

(4)	Represents amounts related to divested businesses. See Note 2 – Acquisitions and Divestitures for additional information.

(5)	Includes the foreign currency translation impact and certain measurement period adjustments related to the acquisition of CEB Inc.

Impairment of long-lived assets. The Company's long-lived assets primarily consist of intangible assets other than goodwill and property, equipment and leasehold improvements. The Company reviews its long-lived asset groups for impairment whenever events or changes in circumstances indicate that the carrying amount of the respective asset may not be recoverable. Such evaluation may be based on a number of factors, including current and projected operating results and cash flows, and changes in management’s strategic direction as well as external economic and market factors. The Company evaluates the recoverability of these assets by determining whether their carrying values can be recovered through undiscounted future operating cash flows. If events or circumstances indicate that the carrying values might not be recoverable based on undiscounted future operating cash flows, an impairment loss would be recognized. The amount of impairment, if any, is measured based on the difference between the projected discounted future operating cash flows, using a discount rate reflecting the Company’s average cost of funds, and the carrying value of the asset. The Company did not record any impairment charges for long-lived asset groups during the three-year period ended December 31, 2018.

Pension obligations. The Company has defined benefit pension plans in several of its international locations (see Note 13 — Employee Benefits). Benefits earned under these plans are generally based on years of service and level of employee compensation. The Company accounts for its defined benefit plans in accordance with the requirements of FASB ASC Topic 715. The Company determines the periodic pension expense and related liabilities for these plans through actuarial assumptions and valuations. The Company recognized $3.9 million, $3.6 million and $3.5 million of pension expense in 2018, 2017 and 2016, respectively.

Debt. The Company presents amounts borrowed in the Consolidated Balance Sheets at amortized cost, net of deferred financing fees. Interest accrued on amounts borrowed is classified as Interest expense in the Consolidated Statements of Operations. The Company had $2.3 billion of principal amount of debt outstanding at December 31, 2018 compared to $3.3 billion at December 31, 2017, which reflects the Company's significant principal repayments on its debt subsequent to the completion of the CEB Inc. acquisition. Note 5 — Debt provides information regarding the Company's debt.

Foreign currency exposure. The functional currency of our foreign subsidiaries is typically the local currency. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates for the year. The resulting translation adjustments are recorded as foreign currency translation adjustments, a component of Accumulated other comprehensive (loss) income, net within the Stockholders’ Equity section of the Consolidated Balance Sheets.

Currency transaction gains or losses arising from transactions denominated in currencies other than the functional currency of a subsidiary are recognized in results of operations in Other income, net within the Consolidated Statements of Operations. The Company had net currency transaction gains (losses) of $9.2 million, $(5.5) million and $(0.4) million in 2018, 2017 and 2016, respectively. The Company enters into foreign currency forward exchange contracts to mitigate the effects of adverse fluctuations in foreign currency exchange rates on certain transactions. Those contracts generally have short durations and are recorded at fair value with both realized and unrealized gains and losses recorded in Other income, net. The net gain (loss) from foreign currency forward exchange contracts was $(10.4) million, $0.8 million and $(0.3) million in 2018, 2017 and 2016, respectively.

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

Concentrations of credit risk. Assets that may subject the Company to concentration of credit risk consist primarily of short-term, highly liquid investments classified as cash equivalents, fees receivable, contract assets, interest rate swaps and a pension reinsurance asset. The majority of the Company’s cash equivalent investments and its interest rate swap contracts are with investment grade commercial banks. Fees receivable and contract asset balances deemed to be collectible from customers have limited concentration of credit risk due to our diverse customer base and geographic dispersion. The Company’s pension reinsurance asset (see Note 13 — Employee Benefits) is maintained with a large international insurance company that was rated investment grade as of December 31, 2018 and 2017.

Stock repurchase programs. The Company records the cost to repurchase its own common shares as treasury stock. During 2018, 2017 and 2016, the Company used $260.8 million, $41.3 million and $59.0 million, respectively, in cash for stock repurchases (see Note 7 — Stockholders’ Equity for additional information). Shares repurchased by the Company are added to treasury shares and are not retired.

Adoption of new accounting standards. The Company adopted the accounting standards described below during 2018:

Certain Tax Effects Stranded In Accumulated Other Comprehensive Income — On April 1, 2018, the Company early adopted ASU No. 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU No. 2018-02"). ASU No. 2018-02 provides an entity with the option to reclassify to retained earnings the tax effects from items that have been stranded in accumulated other comprehensive income as a result of the U.S. Tax Cuts and Jobs Act of 2017 (the “Act”). Entities can adopt ASU No. 2018-02 using one of two transition methods: (i) retrospective to each period wherein the income tax effects of the Act related to items remaining in accumulated other comprehensive income are recognized or (ii) at the beginning of the period of adoption. Gartner elected to early adopt ASU No. 2018-02 as of the beginning of the second quarter of 2018, which resulted in a reclassification of $0.6 million of stranded tax amounts related to the Act from Accumulated other comprehensive (loss) income, net to Accumulated earnings. ASU No. 2018-02 had no impact on the Company's operating results in 2018.

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

Retirement Benefits Cost Presentation — On January 1, 2018, the Company adopted ASU No. 2017-07, "Compensation—Retirement Benefits" ("ASU No. 2017-07"). ASU No. 2017-07 improves the reporting of net benefit cost in the financial statements, provides additional guidance on the presentation of net benefit cost in the income statement and clarifies the components eligible for capitalization. The adoption of ASU No. 2017-07 had an immaterial impact on the classification of benefit expense on the Company's Consolidated Statements of Operations.

Partial Sales of Non-financial Assets — On January 1, 2018, the Company adopted ASU No. 2017-05, "Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Non-financial Assets" ("ASU No. 2017-05"). ASU No. 2017-05 clarifies the scope of the FASB’s guidance on non-financial asset derecognition as well as the accounting for partial sales of non-financial assets. It conforms the derecognition guidance on non-financial assets with the model for revenue transactions. The adoption of ASU No. 2017-05 had no impact on the Company's consolidated financial statements.

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

As a result of the adoption of ASU No. 2016-18, the Company's restricted cash balances are now included in the beginning-of-period and end-of-period total amounts presented on the accompanying Consolidated Statements of Cash Flows. When compared to the Company's previously issued statement of cash flows for 2017, the adoption of ASU No. 2016-18 resulted in: (i) an increase of $7.0 million in cash used in investing activities; (ii) an increase of $18.2 million in the end-of-period total cash amount; and (iii) an increase of $25.1 million in the beginning-of-period total cash amount. The corresponding effects on the statement of cash flows for 2016 were: (i) an increase of $14.0 million in cash used in investing activities; (ii) an increase of $25.1 million in the end-of-period total cash amount; and (iii) an increase of $39.1 million in the beginning-of-period total cash amount.

Below is a table presenting the beginning-of-period and end-of-period cash amounts from the Company's Consolidated Balance Sheets and the total cash amounts presented in the accompanying Consolidated Cash Flow Statements (in thousands).

	December 31,
	2018	2017	2016	2015
Cash and cash equivalents	$156,368	$538,908	$474,233	$372,976
Restricted cash classified in (1), (2):
Prepaid expenses and other current assets	2,295	15,148	25,121	13,505
Other assets	—	3,002	—	25,626
Cash classified as held-for-sale (3)	—	10,000	—	—
Cash and cash equivalents and restricted cash per the Consolidated Statements of Cash Flows	$158,663	$567,058	$499,354	$412,107

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

(3)
Represents cash classified as a held-for-sale asset for the CEB Talent Assessment business that was acquired as part of the CEB Inc. acquisition. See Note 2 — Acquisitions and Divestitures for additional information.

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

Pursuant to the transition rules in ASU No. 2016-16, any taxes attributable to pre-2018 intra-entity transfers that were previously deferred should be accelerated and recorded to accumulated earnings on the date of adoption. As a result of this transition rule, certain of the Company's balance sheet income tax accounts pertaining to pre-2018 intra-entity transfers, which aggregated $13.7 million, were reversed against accumulated earnings on January 1, 2018. Pursuant to the provisions of ASU No. 2016-16, the Company recorded an income tax benefit of $6.8 million in 2018 related to intra-entity transfers upon the merger of certain foreign subsidiaries. ASU No. 2016-16 could have a material impact on the Company's consolidated financial statements in the future, depending on the nature, size and tax consequences of intra-entity transfers, if any.

Statement of Cash Flows — On January 1, 2018, the Company adopted ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments" ("ASU No. 2016-15"). ASU No. 2016-15 sets forth classification requirements for certain cash flow transactions. The adoption of ASU No. 2016-15 had no impact on the Company's consolidated financial statements.

Financial Instruments Recognition and Measurement — On January 1, 2018, the Company adopted ASU No. 2016-01, "Financial Instruments Overall - Recognition and Measurement of Financial Assets and Liabilities" ("ASU No. 2016-01"), to address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Among the significant changes required by ASU No. 2016-01 is that equity investments are to be measured at fair value with changes in fair value recognized in net income. The adoption of ASU No. 2016-01 had no impact on the Company's consolidated financial statements.

Revenue Recognition — On January 1, 2018, the Company adopted ASU No. 2014-09, "Revenue from Contracts with Customers," as amended ("ASU No. 2014-09"). The adoption of the standard did not have a material impact on the Company's consolidated financial statements. However, as required by ASU No. 2014-09, the Company's disclosures around revenue recognition have been significantly expanded. Additionally, the Company's accounting policies have been updated to reflect the adoption of ASU No. 2014-09.

The following sections provide an overview of the Company's revenues by segment along with the required disclosures under the new revenue recognition standard.

Our business and our revenues

Gartner currently delivers its products and services globally through three business segments: Research, Conferences and Consulting. Our revenues from those business segments are discussed below.

Research

Research provides trusted, objective insights and advice on the mission-critical priorities of leaders across all functional areas of an enterprise through research and other reports, briefings, proprietary tools, access to our analysts and advisors, peer networking services and membership programs that enable our clients to make better decisions. Gartner's traditional strengths in information technology (“IT”), marketing and supply chain research were enhanced in 2017 with Gartner's acquisition of CEB Inc., which added CEB's best practice and talent management research insights across a range of business functions, to include human resources, finance, sales and legal.

Research revenues are mainly derived from subscription contracts for research products, representing approximately 90% of the segment’s revenue. The related revenues are deferred and recognized ratably over the applicable contract term (i.e., as we provide services over the contract period). Fees derived from assisting organizations in selecting the right business software for their needs are recognized at a point in time (i.e., when the lead is provided to the vendor).

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

Conferences

Conferences (formerly called Events) provides business professionals across the organization the opportunity to learn, share and network. From our flagship CIO conference Gartner IT Symposium, to industry-leading conferences focused on specific business roles and topics, to member-driven sessions, our offerings enable attendees to experience the best of Gartner insight and advice live.

We earn revenues from both the attendees and exhibitors at our conferences and meetings. Attendees are generally invoiced for the full attendance fee upon their completion of an online registration form or their signing of a contract, while exhibitors typically make several individual payments commencing with the signing of a contract. We collect almost all of the invoiced amounts in advance of the related activity, resulting in the recording of deferred revenue. We recognize both the attendee and exhibitor revenue as we satisfy our related performance obligations (i.e., when the related activity is held).

The Company defers certain costs directly related to specific conferences and meetings and expenses those costs in the period during which the related activity occurs. The Company's policy is to defer only those costs that are incremental and directly attributable to a specific activity, primarily prepaid site and production services costs. Other costs of organizing and producing our activities, primarily Company personnel and non-conference specific expenses, are expensed in the period incurred. At the end of each fiscal quarter, the Company assesses whether the expected direct costs of producing a scheduled activity will exceed the projected revenues. If such costs are expected to exceed revenues, the Company records the expected loss in the period determined.

Consulting

Consulting provides customized solutions to unique client needs through on-site, day-to-day support, as well as proprietary tools for measuring and improving IT performance with a focus on cost, performance, efficiency and quality, and contract optimization services.

Consulting revenues, primarily derived from custom consulting and measurement services, are principally generated from fixed fee or time and materials engagements. Revenues from fixed fee engagements are recognized as we work to satisfy our performance obligations, while revenues from time and materials engagements are recognized as work is delivered and/or services are provided. In both of these circumstances, we satisfy our performance obligations and control of the services are passed to our customers over time (i.e., during the duration of the contract or consulting engagement). On a contract-by-contract basis, we typically use actual labor hours incurred compared to total expected labor hours to measure the Company’s performance in respect of our fixed fee engagements. If our labor and other costs on an individual contract are expected to exceed the total contract value or the contract’s funded ceiling amount, the Company reflects an adjustment to the contract’s overall profitability in the period determined. Revenues related to contract optimization engagements are contingent in nature and are only recognized at the point in time when all of the conditions related to their payment have been satisfied.

Consulting customers are invoiced based on the specific terms and conditions in their underlying contracts. We typically invoice our Consulting customers after we have satisfied some or all of the related performance obligations and the related revenue has been recognized. We record fees receivable for amounts that are billed or billable. We also record contract assets, which represent amounts for which we have recognized revenue but lack the unconditional right to payment as of the balance sheet date due to our required continued performance under the relevant contract, progress billing milestones or other billing-related restrictions. The Company’s contract assets are discussed below.

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

Prior to January 1, 2018, the Company recognized revenue in accordance with then-existing U.S. GAAP and SEC Staff Accounting Bulletin No. 104, "Revenue Recognition" (“prior GAAP”). Under both ASU No. 2014-09 and prior GAAP, revenue can only be recognized when all of the required criteria are met. Although there were certain changes to the Company’s revenue recognition policies and procedures effective January 1, 2018 with the adoption of ASU No. 2014-09, there were no material differences between the pattern and timing of revenue recognition under ASU No. 2014-09 and prior GAAP. The accompanying Consolidated Statements of Operations present revenues net of any sales or value-added taxes that we collect from customers and remit to government authorities.

ASU No. 2014-09 requires that we assess at inception all of the promises in a customer contract to determine if a promise is a separate performance obligation. To identify our performance obligations, we consider all of the services promised in a customer contract, regardless of whether they are explicitly stated or implied by customary business practices. If we conclude that a service is separately identifiable and distinct from the other offerings in a contract, we account for such a promise as a separate performance obligation.

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

The contracts with our customers delineate the final terms and conditions of the underlying arrangements, including product descriptions, subscription periods, deliverables, quantities and the price of each service purchased. Since the transaction price of almost all of our customer contracts is typically agreed upon upfront and generally does not fluctuate during the duration of the contract, variable consideration is insignificant. The Company may engage in certain financing transactions with customers but these arrangements have been limited in number and not material.

Required Disclosures under ASU No. 2014-09

ASU No. 2014-09 requires significantly expanded disclosures around the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. These additional disclosures are provided below.

Disaggregated Revenues

We believe that disaggregating the Company’s revenues by primary geographic location and the timing of when revenue is recognized achieves the disclosure objectives in ASU No. 2014-09. Our disaggregated revenue information by reportable segment, including our Other segment, is presented for the years indicated in the tables below (in thousands).

Year Ended December 31, 2018

	Research	Conferences	Consulting	Other (1)	Total
Primary Geographic Markets: (2)
United States and Canada	$1,994,016	$256,219	$205,874	$58,843	$2,514,952
Europe, Middle East and Africa	737,129	105,909	119,258	38,194	1,000,490
Other International	374,619	48,333	28,535	8,525	460,012
Total revenues	$3,105,764	$410,461	$353,667	$105,562	$3,975,454

Year Ended December 31, 2017

	Research	Conferences	Consulting	Other (1)	Total
Primary Geographic Markets: (2)
United States and Canada	$1,600,847	$210,698	$188,022	$92,799	$2,092,366
Europe, Middle East and Africa	597,943	86,567	111,792	59,119	855,421
Other International	272,490	40,638	27,847	22,732	363,707
Total revenues	$2,471,280	$337,903	$327,661	$174,650	$3,311,494

Year Ended December 31, 2016

	Research	Conferences	Consulting	Other	Total
Primary Geographic Markets: (2)
United States and Canada	$1,178,575	$162,162	$179,011	$—	$1,519,748
Europe, Middle East and Africa	434,753	72,926	109,042	—	616,721
Other International	243,673	33,517	30,881	—	308,071
Total revenues	$1,857,001	$268,605	$318,934	$—	$2,444,540

(1)	The decline in Other segment revenues in 2018 compared to 2017 was due to divestitures. Information regarding the divestitures is included in Note 2 – Acquisitions and Divestitures.

(2)	Revenues are reported based on where the sale is fulfilled.

The Company’s revenues are generated primarily through direct sales to clients by domestic and international sales forces and a network of independent international sales agents. Most of the Company’s products and services are provided on an integrated worldwide basis and, because of this integrated delivery approach, it is not practical to precisely separate our revenues by geographic location. Accordingly, revenue information presented in the above tables is based on internal allocations, which involve certain management estimates and judgments.

Year Ended December 31, 2018

	Research	Conferences	Consulting	Other	Total
Timing of Revenue Recognition:
Transferred over time (1)	$2,851,176	$—	$294,397	$86,667	$3,232,240
Transferred at a point in time (2)	254,588	410,461	59,270	18,895	743,214
Total revenues	$3,105,764	$410,461	$353,667	$105,562	$3,975,454

Year Ended December 31, 2017

	Research	Conferences	Consulting	Other	Total
Timing of Revenue Recognition:
Transferred over time (1)	$2,275,377	$—	$269,720	$141,331	$2,686,428
Transferred at a point in time (2)	195,903	337,903	57,941	33,319	625,066
Total revenues	$2,471,280	$337,903	$327,661	$174,650	$3,311,494

Year Ended December 31, 2016

	Research	Conferences	Consulting	Other	Total
Timing of Revenue Recognition:
Transferred over time (1)	$1,710,786	$—	$267,809	$—	$1,978,595
Transferred at a point in time (2)	146,215	268,605	51,125	—	465,945
Total revenues	$1,857,001	$268,605	$318,934	$—	$2,444,540

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

For customer contracts that are greater than one year in duration, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2018 was approximately $2.7 billion. The Company expects to recognize $1,620.4 million, $874.5 million and $186.5 million of this revenue (most of which pertains to Research) during the year ending December 31, 2019, the year ending December 31, 2020 and thereafter, respectively. The Company applies a practical expedient allowed in ASU No. 2014-09 and, accordingly, it does not disclose such performance obligation information for customer contracts that have original durations of one year or less. Our performance obligations for contracts meeting this ASU No. 2014-09 disclosure exclusion primarily include: (i) stand-ready services under Research subscription contracts; (ii) holding conferences where attendees and exhibitors can participate; and (iii) providing customized Consulting solutions for clients under fixed fee and time and materials engagements. The remaining duration of these performance obligations is generally less than one year, which aligns with the period that the parties have enforceable rights and obligations under the affected contracts.

Customer Contract Assets and Liabilities

The timing of the recognition of revenues, and the amount and timing of our billings and cash collections, as well as upfront customer payments, result in the recording of both assets and liabilities on our Consolidated Balance Sheets.

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

The table below provides information regarding certain of the Company’s balance sheet accounts that pertain to its contracts with customers, excluding held-for-sale businesses (in thousands):

	December 31,
	2018	2017
Assets:
Fees receivable, gross (1)	$1,262,818	$1,162,871

Contract assets (2)	$26,119	$26,672

Contract liabilities:
Deferred revenues (current liability) (3)	$1,745,244	$1,630,198
Non-current deferred revenues (3)	21,194	16,205
Total contract liabilities	$1,766,438	$1,646,403

(1)	Fees receivable represent the unconditional right of payment from our customers and include both billed and unbilled amounts.

(2)
Contract assets represent recognized revenue for which we do not have an unconditional right to payment as of the balance sheet date because the project may be subject to a progress billing milestone or some other billing restriction. In the accompanying Consolidated Balance Sheets, contract assets are recorded in Prepaid expenses and other current assets as of December 31, 2018 and Fees receivable, net as of December 31, 2017.

(3)
Deferred revenues represent amounts (i) for which the Company has received an upfront customer payment or (ii) that pertain to recognized fees receivable. Both situations occur before the completion of our performance obligation(s).

During 2018, the Company recognized $1,287.8 million of revenue that was attributable to deferred revenues that were recorded at December 31, 2017. That amount primarily consisted of (i) Research and Other revenues that were recognized ratably as control of the goods or services passed to the customer and (ii) Conferences revenue pertaining to conferences that occurred during the reporting period. In 2018, the Company recorded no material impairments related to its contract assets. In the normal course of business, the Company does not recognize revenues from performance obligations satisfied in prior periods.

Allowance for Losses and the Revenue Reserve

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

The revenue reserve is maintained for amounts deemed to be uncollectible for reasons other than bad debt. When determining the amount of the revenue reserve, the Company uses an expected-value method that is based on current estimates and a portfolio of data from its historical experience. Due to the common characteristics and similar attributes of our customers and contracts, which provide relevant and predictive evidence about our projected future liability, an expected-value method is reasonable and appropriate. However, the determination of the revenue reserve is inherently judgmental and requires the use of certain estimates. Changes in estimates are recorded in the period that they are identified. As of December 31, 2018, the revenue reserve balance was $7.4 million and adjustments to the account in 2018 were not significant.

The allowance for losses for bad debts is based on historical loss experience, an assessment of current economic conditions, the aging of outstanding receivables, the financial health of specific clients and probable losses. This evaluation is inherently judgmental and requires the use of estimates. The allowance for losses for bad debts is periodically re-evaluated and adjusted as more information about the ultimate collectability of fees receivable becomes available. Circumstances that could cause such allowance for losses to increase include changes in our clients’ liquidity and credit quality, other factors negatively impacting our clients’ ability to pay their obligations as they come due, and the effectiveness of our collection efforts.

Costs of obtaining and fulfilling a customer contract

Upon the signing of a customer contract, the Company capitalizes the related commission as a recoverable direct incremental cost of obtaining the underlying contract and records a corresponding commission payable. No other amounts are capitalized as a cost of obtaining or fulfilling a customer contract because no expenditures have been identified that meet the requisite capitalization criteria. For Research, Consulting and Other, we generally use the straight-line method of amortization for deferred commissions over a period that is based on the projected recoverability for such costs, using factors such as the underlying contract period, the timing of when the corresponding revenues will be earned and the anticipated term of the engagement. For Conferences, deferred commissions are expensed during the period when the related conference occurs.

Under all circumstances, deferred commissions are amortized over a period that does not exceed one year. During 2018, 2017 and 2016, such amortization expense was $304.8 million, $230.5 million and $180.2 million, respectively, and was included in SG&A expense in the accompanying Consolidated Statements of Operations. The Company recorded no material impairments of its deferred commissions during the three-year period ended December 31, 2018.

Accounting standards issued but not yet adopted. The FASB has issued accounting standards that had not yet become effective as of December 31, 2018 and may impact the Company’s consolidated financial statements or related disclosures in future periods. Those standards and their potential impact are discussed below.

Accounting standards effective in 2019

Targeted Improvements to Accounting for Hedging Activities — In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging" ("ASU No. 2017-12"). ASU No. 2017-12 is intended to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition to that main objective, the standard makes certain targeted improvements to simplify the application of hedge accounting guidance in current U.S. GAAP. On January 1, 2019, the Company adopted ASU No. 2017-12. The adoption of ASU No. 2017-12 had no impact on the Company's consolidated financial statements.

Leases — In February 2016, the FASB issued ASU No. 2016-02, "Leases," as amended ("ASU No. 2016-02"), which substantively modifies the accounting and disclosure requirements for lease arrangements. U.S. GAAP prior to the issuance of ASU No. 2016-02 provided that lease arrangements meeting certain criteria were not recorded on an entity's balance sheet. ASU No. 2016-02 significantly changed the accounting for leases because a right-of-use ("ROU") model is now used whereby a lessee must record an ROU asset and a lease liability on its balance sheet for most of its leases. Under ASU No. 2016-02, leases are classified as either operating or financing arrangements, with such classification affecting the pattern of expense recognition in an entity's income statement. ASU No. 2016-02 also requires significantly expanded disclosures to meet the objective of enabling users of financial statements to assess the amount, timing and uncertainty of cash flows related to leases.

The Company adopted ASU No. 2016-02 on January 1, 2019 using a modified retrospective approach. We elected to use an available practical expedient that is permitted under ASU No. 2016-02 to record the required cumulative effect adjustments to the opening balance sheet in the period of adoption rather than in the earliest comparative period presented. As such, the Company's historical consolidated financial statements will not be restated. Certain other permitted practical expedients were used by the Company upon adoption of the standard, including: (i) combining lease and nonlease components as a single lease component for purposes of the recognition and measurement requirements under ASU No. 2016-02; (ii) not reassessing a lease arrangement to determine if its classification should be changed under ASU No. 2016-02; and (iii) not reassessing initial direct costs for leases that were in existence on January 1, 2019.

On adoption effective January 1, 2019, ASU No. 2016-02 will materially impact our consolidated balance sheets in the future because application of the ROU model yields a significant increase in both our assets and liabilities from our lease arrangements (all of which are operating leases) that have not previously been recorded on the Company’s consolidated balance sheets. We currently expect that the adoption of the standard will result in the recognition of operating lease liabilities ranging from $835.0 million to $855.0 million based on the present value of the Company’s remaining minimum lease payments, while the corresponding ROU assets will range from $637.0 million to $657.0 million. The Company’s consolidated statements of operations, stockholders' equity and cash flows will not be materially impacted by the adoption of the standard. The Company will provide the required disclosures under the standard in its Form 10-Q filing for the quarterly period ending March 31, 2019.

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

2 — ACQUISITIONS AND DIVESTITURES

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

The Company recognized $107.2 million, $158.5 million and $42.6 million of acquisition and integration charges in 2018, 2017 and 2016, respectively. Acquisition and integration charges reflect additional costs and expenses resulting from our acquisitions and include, among other items, professional fees, severance, stock-based compensation charges and accruals for exit costs for certain acquisition-related office space in Arlington, Virginia that the Company does not intend to occupy. During 2018, exit costs represented the single largest component of our acquisition and integration charges.

The table below presents a summary of the activity related to our accrual for exit costs at all of our facilities for the years ended December 31, 2018 and 2017 (in thousands). There was no such activity in 2016.

	2018	2017
Liability balance at beginning of the period	$12,961	$—
Charges and adjustments, net (1)	69,790	13,087
Payments, net of $2,515 in sublease rent during 2018	(26,087)	(126)
Liability balance at end of the period (2)	$56,664	$12,961

(1)	During 2018, the Company recognized $7.5 million of expense for changes in the original estimates of its exit cost obligations. The corresponding amount for 2017 was a benefit of $10.1 million.

(2)
In total, we estimate that the Company will make net cash payments of approximately $90.6 million for exit costs in connection with the activities described herein. Through December 31, 2018, in the aggregate, we have expensed $82.9 million and had net cash outlays of $26.2 million related to such activities.

Acquisitions

The Company did not have any business acquisitions in 2018.

2017

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

Total consideration transferred

The following table summarizes the aggregate consideration paid for these acquisitions during 2017 (in thousands):

Aggregate consideration (1):	CEB	L2	Total
Cash paid at close (2), (3)	$2,687,704	$134,199	$2,821,903
Additional cash paid (2)	12,465	—	12,465
Fair value of Gartner equity (4)	818,660	—	818,660
Total	$3,518,829	$134,199	$3,653,028

(1)	Includes the total consideration transferred for 100% of the outstanding capital stock of the acquired businesses.

(2)
The cash paid at close represents the gross contractual amount paid. The Company paid the additional $12.5 million in cash in third quarter 2017. Net of cash acquired and for cash flow reporting purposes, the Company paid a total of approximately $2.64 billion in cash for acquisitions in 2017.

(3)	The Company borrowed a total of approximately $2.8 billion in conjunction with the CEB acquisition (see Note 5 — Debt for additional information).

(4)	Consists of the fair value of (i) Gartner common stock issued (see Note 7 — Stockholders' Equity for additional information) and (ii) stock-based compensation replacement awards.

Allocation of Purchase Price

The following table summarizes the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed for the acquisitions of L2 and CEB (in thousands):

	CEB (3)	L2 (4)	Total
Assets:
Cash	$194,706	$4,852	$199,558
Fees receivable	175,440	8,277	183,717
Prepaid expenses and other current assets	53,610	1,167	54,777
Property, equipment and leasehold improvements	51,399	663	52,062
Goodwill (1)	2,349,589	108,202	2,457,791
Finite-lived intangible assets (2)	1,584,300	15,890	1,600,190
Other assets	66,818	13,067	79,885
Total assets	4,475,862	152,118	4,627,980
Liabilities:
Accounts payable and accrued liabilities	142,134	3,050	145,184
Deferred revenues (current)	246,472	13,200	259,672
Other liabilities	568,427	1,669	570,096
Total liabilities	957,033	17,919	974,952
Net assets acquired	$3,518,829	$134,199	$3,653,028

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

(3)
The Company's financial statements include the operating results of CEB beginning on April 5, 2017, the date of acquisition. CEB's operating results and the related goodwill are being reported as part of the Company's Research, Conferences and Other segments. Had the Company acquired CEB in prior periods, the impact to the Company's operating results would have been material, and as a result the following pro forma consolidated financial information is presented as if CEB had been acquired by the Company on January 1, 2016 (in thousands, except per share amounts):

	Twelve Months Ended
	December 31,
	2017	2016
Pro forma total revenue	$3,726,470	$3,183,070
Pro forma net income (loss)	150,167	(241,423)
Pro forma basic and diluted income (loss) per share	$1.66	$(2.68)

The pro forma results have been prepared in accordance with U.S. GAAP and include the following pro forma adjustments:
(a) An increase in interest expense and amortization of debt issuance costs related to the financing of the CEB acquisition. Note 5 — Debt provides further information regarding the Company's borrowings related to the CEB acquisition.
(b) A change in revenue as a result of the required fair value adjustment to deferred revenue.
(c) An adjustment for additional depreciation and amortization expense as a result of the purchase price allocation for finite-lived intangible assets and property, equipment, and leasehold improvements.

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

The Company recorded $32.4 million of goodwill and $5.9 million of amortizable intangible assets for these two acquisitions and an immaterial amount of other assets on a net basis. The operating results and the related goodwill are reported as part of the Company's Research and Conferences segments. The Company also recorded an additional $1.9 million of additional goodwill in 2016 related to a prior year acquisition.

Divestitures

During 2018, the Company completed the divestiture of all three of the non-core businesses comprising its Other segment, all of which were acquired in the CEB acquisition in April 2017. These three businesses contributed approximately $97.3 million of revenue and $60.5 million of gross contribution in 2018. The Company used the cash proceeds from these divestitures to pay down outstanding debt.

Additional information regarding the Other segment divestitures is provided below:

CEB Challenger training business

On August 31, 2018, the Company sold its CEB Challenger training business for $119.1 million and realized approximately $116.0 million in cash, which is net of working capital adjustments and certain closing costs. The Company recorded a pretax gain on the sale of approximately $8.3 million.

CEB Workforce Survey and Analytics business

On May 1, 2018, the Company sold its CEB Workforce Survey and Analytics business for $28.0 million and realized approximately $26.4 million in cash, which is net of certain closing expenses. The Company recorded a pretax gain on the sale of approximately $8.8 million.

CEB Talent Assessment business

On April 3, 2018, the Company sold its CEB Talent Assessment business for $403.0 million and realized approximately $375.8 million in cash from the sale, which is net of cash transferred with the business and certain closing expenses. The Company recorded a pretax gain of approximately $15.5 million on the sale.

Other asset sales

During 2018, the Company also received $8.6 million in cash proceeds as well as other consideration and recorded a net pretax gain of approximately $12.8 million from the sale of certain non-core assets acquired in the CEB transaction. This includes the October 31, 2018 sale of a small Research segment product called Metrics That Matter.

3 — OTHER ASSETS

Other assets consist of the following (in thousands):

	December 31,
	2018	2017
Benefit plan-related assets	$75,653	$97,525
Non-current deferred tax assets	34,494	31,067
Other	46,222	65,150
Total other assets	$156,369	$193,742

4 — ACCOUNTS PAYABLE, ACCRUED, AND OTHER LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	December 31,
	2018	2017
Accounts payable	$37,508	$49,000
Payroll and employee benefits payable	143,803	120,278
Severance and retention bonus payable	28,292	44,685
Bonus payable	170,719	162,710
Commissions payable	126,844	108,969
Taxes payable	19,725	46,758
Other accrued liabilities	183,222	134,421
Total accounts payable and accrued liabilities	$710,113	$666,821

Other liabilities consist of the following (in thousands):

	December 31,
	2018	2017
Non-current deferred revenue	$21,194	$16,205
Long-term taxes payable	66,304	66,386
Benefit plan-related liabilities	96,033	118,868
Lease-related matters	165,374	115,840
Non-current deferred tax liabilities	214,687	206,338
Other	50,081	54,362
Total other liabilities	$613,673	$577,999

5 — DEBT

2016 Credit Agreement

The Company entered into a term loan and revolving credit facility on June 17, 2016 (the "2016 Credit Agreement"). As discussed below, the 2016 Credit Agreement was amended three times during 2017 in conjunction with the acquisition of CEB. The 2016 Credit Agreement, as amended, provided for a $1.5 billion Term loan A facility, a $500.0 million Term loan B facility and a $1.2 billion revolving credit facility. The 2016 Credit Agreement contains certain customary restrictive loan covenants, including, among others, financial covenants that apply a maximum leverage ratio and a minimum interest expense coverage ratio, and covenants limiting Gartner’s ability to incur indebtedness, grant liens, make acquisitions, merge, dispose of assets, pay dividends, repurchase stock, make investments and enter into certain transactions with affiliates. The Company was in full compliance with the covenants as of December 31, 2018.

In 2017 the Company borrowed a total of approximately $2.8 billion for the CEB acquisition. The Company borrowed $1.675 billion under the 2016 Credit Agreement, which consisted of $900.0 million under an increased Term loan A facility, $500.0 million under a new Term loan B facility and $275.0 million on an existing revolving credit facility. The $1.675 billion drawn under the 2016 Credit Agreement, along with the funds raised through the issuance of $800.0 million Senior Notes and a $300.0 million 364-day Bridge Credit Facility, were used to fund the CEB acquisition and related costs. The funds borrowed under the 364-day Bridge Credit Facility were completely repaid during 2017 and the borrowings under the Term loan B facility were completely repaid during 2018.

On January 20, 2017, the Company entered into a first amendment to the 2016 Credit Agreement, which was entered into to permit the acquisition of CEB and the incurrence of additional debt to finance, in part, the acquisition and repay certain debt of CEB, and to modify certain covenants. On March 20, 2017, the Company entered into a second amendment to the 2016 Credit Agreement. The second amendment was also entered into in connection with the acquisition of CEB and was executed primarily to extend the maturity date of the Term loan A facility and the revolving credit facility through March 20, 2022 and to revise the interest rate and amortization schedule. On April 5, 2017, in conjunction with the closing of the CEB acquisition, the Company entered into a third amendment to the 2016 Credit Agreement, which increased the aggregate principal amount of the existing Term loan A facility by $900.0 million and added the Term loan B facility in an aggregate principal amount of $500.0 million.

The Term loan A facility is being repaid in 16 consecutive quarterly installments that commenced on June 30, 2017, plus a final payment to be made on March 20, 2022. The additional amount drawn under the Term loan A facility during 2017 has the same maturity date and is subject to the same interest, repayment terms, amortization schedules, representations and warranties, affirmative and negative covenants and events of default as the amounts outstanding under such facility prior to entry by the Company into the third amendment. The revolving credit facility may be borrowed, repaid, and re-borrowed through March 20, 2022, at which time all amounts must be repaid. Amounts borrowed under the Term loan A facility and the revolving credit facility bear interest at a rate equal to, at the Company's option, either:

(i) the greatest of: (x) the Administrative Agent’s prime rate; (y) the rate calculated by the New York Federal Reserve Bank for federal funds transactions plus 1/2 of 1%; and (z) the eurodollar rate (adjusted for statutory reserves) plus 1%, in each case plus a margin equal to between 0.125% and 1.50%, depending on Gartner’s consolidated leverage ratio as of the end of the four consecutive fiscal quarters most recently ended; or

(ii) the eurodollar rate (adjusted for statutory reserves) plus a margin equal to between 1.125% and 2.50%, depending on Gartner’s leverage ratio as of the end of the four consecutive fiscal quarters most recently ended.

During 2018 the Company repaid the entire $496.3 million outstanding under the Term loan B facility. The Term loan B facility was scheduled to mature on April 5, 2024 and the amounts outstanding thereunder bore interest at a rate per annum equal to, at the option of Gartner, (i) adjusted LIBOR plus 2.00% or (ii) an alternate base rate plus 1.00%.

364-day Bridge Credit Facility

On April 5, 2017, the Company entered into a senior unsecured 364-day Bridge Credit Facility in an aggregate principal amount of $300.0 million, which was immediately drawn down to fund a portion of the purchase price associated with the CEB acquisition. The Company repaid the entire $300.0 million of the 364-day Bridge Credit Facility during 2017.

Senior Notes

On March 30, 2017, the Company issued $800.0 million aggregate principal amount of 5.125% Senior Notes due 2025 (the “Senior Notes”). The proceeds of the Senior Notes were used to fund a portion of the purchase price associated with the CEB acquisition.

The Senior Notes were issued at an issue price of 100.0% and bear interest at a fixed rate of 5.125% per annum. Interest on the Senior Notes is payable on April 1 and October 1 of each year. The Senior Notes mature on April 1, 2025. The Company may redeem some or all of the Senior Notes at any time on or after April 1, 2020 for cash at the redemption prices set forth in the Note Indenture, plus accrued and unpaid interest to, but not including, the redemption date. Prior to April 1, 2020, the Company may redeem up to 40% of the aggregate principal amount of the Senior Notes with the proceeds of certain equity offerings at a redemption price of 105.125% plus accrued and unpaid interest to, but not including, the redemption date. In addition, the Company may redeem some or all of the Senior Notes prior to April 1, 2020 at a redemption price of 100% of the principal amount of the Senior Notes plus accrued and unpaid interest to, but not including, the redemption date, plus a “make-whole” premium. If the Company experiences certain kinds of changes of control, it will be required to offer to purchase the Senior Notes at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest.

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

Outstanding Borrowings

The following table summarizes the Company’s total outstanding borrowings (in thousands):

	December 31,
Description:	2018	2017
2016 Credit Agreement - Term loan A facility (1)	$1,355,062	$1,429,312
2016 Credit Agreement - Term loan B facility (2)	—	496,250
2016 Credit Agreement - Revolving credit facility (1), (3)	155,000	595,000
Senior notes (4)	800,000	800,000
Other (5)	2,030	2,500
Principal amount outstanding (6), (7)	2,312,092	3,323,062
Less: deferred financing fees (8)	(30,405)	(44,217)
Net balance sheet carrying amount	$2,281,687	$3,278,845

(1)
The contractual annualized interest rate as of December 31, 2018 on the Term loan A facility and the revolving credit facility was 4.02%, which consisted of a floating eurodollar base rate of 2.52% plus a margin of 1.50%. However, the Company has interest rate swap contracts that effectively convert the floating eurodollar base rates on amounts outstanding to a fixed base rate.

(2)	The Term loan B facility was completely repaid in 2018.

(3)	The Company had $1.0 billion of available borrowing capacity on the revolver (not including the expansion feature) as of December 31, 2018.

(4)	Consists of $800.0 million principal amount of Senior Notes outstanding. The Senior Notes pay a fixed rate of 5.125% and mature on April 1, 2025.

(5)
Consists of a State of Connecticut economic development loan with a 3.00% fixed rate of interest. The loan was originated in 2012 and has a 10 year maturity. The loan may be repaid at any time by the Company without penalty.

(6)	The weighted average annual effective rate on the Company's total debt outstanding for 2018, including the effects of its interest rate swaps discussed below, was 4.17%.

(7)
The contractual due dates of principal amounts by year on the debt outstanding as of December 31, 2018 were as follows: $102.6 million in 2019; $139.7 million in 2020; $37.6 million in 2021; $1.23 billion in 2022; and $800.0 million in 2025.

(8)
Deferred financing fees are being amortized to Interest expense over the term of the related debt obligation. The Company wrote off approximately $6.9 million of deferred financing fees in 2018 related to the repayment of the Term loan B facility. During 2017, the Company paid $51.2 million in additional deferred financing fees and recorded a charge of approximately $6.1 million for the write-off of deferred financing fees related to the prior financing arrangement.

Interest Rate Swaps

The Company has five active fixed-for-floating interest rate swap contracts with a total notional value of $1.4 billion that mature through 2022. The Company designates the swaps as accounting hedges of the forecasted interest payments on $1.4 billion of the Company’s variable-rate borrowings. The Company pays base fixed rates on these swaps ranging from 1.53% to 2.13% and in return receives a floating eurodollar base rate on 30-day notional borrowings. The Company has also entered into two additional forward-starting, fixed-for-floating interest rate swap contracts with a combined notional value of $700.0 million that will hedge a portion of the Company's variable-rate borrowings upon the maturity of three of the currently active swap contracts in late 2019.

The Company accounts for the interest rate swap contracts as cash flow hedges in accordance with FASB ASC Topic 815. Since the swaps hedge forecasted interest payments, changes in the fair value of the swaps are recorded in accumulated other comprehensive income (loss), a component of equity, as long as the swaps continue to be highly effective hedges of the designated interest rate risk. Any ineffective portion of a change in the fair value of the hedges is recorded in earnings. All of the Company's swaps were considered highly effective hedges of the forecasted interest payments as of both December 31, 2018 and 2017. The interest rate swaps had a net negative fair value (liability) of $10.7 million as of December 31, 2018 and a net positive fair value (asset) of $3.4 million as of December 31, 2017. Such amounts were deferred and recorded in Accumulated other comprehensive (loss) income, net of tax effect.

6 — COMMITMENTS AND CONTINGENCIES

Contractual Lease Commitments. The Company leases various facilities, computer and office equipment, furniture, and other assets under non-cancelable operating lease agreements expiring between 2019 and 2038. Future minimum annual cash payments under those operating lease agreements as of December 31, 2018 were as follows (in thousands):

Year ended December 31,
2019	$130,991
2020	121,802
2021	118,945
2022	111,117
2023	106,113
Thereafter	689,360
Total minimum lease payments (1)	$1,278,328

(1) Excludes approximately $372.0 million of sublease income.

Legal Matters. The Company is involved in legal proceedings and litigation arising in the ordinary course of business. We believe that the potential liability, if any, in excess of amounts already accrued from all proceedings, claims and litigation will not have a material effect on our financial position, cash flows or results of operations when resolved in a future period.

Indemnifications. The Company has various agreements that may obligate us to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of December 31, 2018, the Company did not have any material payment obligations under any such indemnification agreements.

7 — STOCKHOLDERS’ EQUITY

Common stock. Holders of Gartner’s Common Stock, par value $.0005 per share (“Common Stock”) are entitled to one vote per share on all matters to be voted by stockholders. The Company does not currently pay cash dividends on its Common Stock. Also, our 2016 Credit Agreement contains a negative covenant that may limit our ability to pay dividends. The following table summarizes transactions relating to our Common Stock for the three years ended December 31, 2018:

	Issued Shares	Treasury Stock Shares
Balance at December 31, 2015	156,234,415	73,896,245
Issuances under stock plans	—	(923,696)
Purchases for treasury (1)	—	610,623
Balance at December 31, 2016	156,234,415	73,583,172
Issued in connection with the acquisition of CEB	7,367,652	—
Issuances under stock plans	—	(1,186,150)
Purchases for treasury (1)	—	382,183
Balance at December 31, 2017	163,602,067	72,779,205
Issuances under stock plans	—	(933,246)
Purchases for treasury (1), (2)	—	2,054,018
Balance at December 31, 2018	163,602,067	73,899,977

(1)	The Company used a total of $260.8 million, $41.3 million and $59.0 million in cash for share repurchases in 2018, 2017 and 2016, respectively.

(2)	The number of shares repurchased in 2018 includes shares repurchased in December 2018 that settled in January 2019.

Share Issuance Related to the Acquisition of CEB. On April 5, 2017, the Company issued 7.4 million of its common shares at a fair value of $109.65 per common share as part of the consideration for the CEB acquisition. Note 2 — Acquisitions and Divestitures provides additional information regarding the CEB acquisition. The fair value of the Company's common stock was determined based on an average of the high and low prices of the common stock as reported by the New York Stock Exchange on April 5, 2017, the date of the acquisition.

Share repurchase authorization. The Company has a $1.2 billion board authorization adopted in May 2015 to repurchase the Company's common stock, of which $0.9 billion remained available as of December 31, 2018. The Company may repurchase its common stock from time-to-time in amounts, at prices and in the manner that the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended), accelerated share repurchases, private transactions or other transactions and will be funded from cash on hand and borrowings under our 2016 Credit Agreement.

Accumulated Other Comprehensive Income (Loss), Net. The following tables disclose information about changes in Accumulated Other Comprehensive Income (Loss) ("AOCI/L") by component and the related amounts reclassified out of AOCI/L to income during the years indicated (net of tax, in thousands) (1):

2018

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance - December 31, 2017	$2,483	$(5,861)	$4,886	$1,508
Adoption of ASU No. 2018-02 (2)	591	—	—	591
Other comprehensive income (loss) activity during the period:
Change in AOCI/L before reclassifications to income	(9,447)	—	29,066	19,619
Reclassifications from AOCI/L to income (3), (4), (5)	(1,397)	123	(60,311)	(61,585)
Other comprehensive income (loss) for the period	(10,844)	123	(31,245)	(41,966)
Balance - December 31, 2018	$(7,770)	$(5,738)	$(26,359)	$(39,867)

2017

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance - December 31, 2016	$(1,409)	$(5,797)	$(42,477)	$(49,683)
Other comprehensive income (loss) activity during the period:
Change in AOCI/L before reclassifications to income	(1,492)	—	47,363	45,871
Reclassifications from AOCI/L to income (3), (4)	5,384	(64)	—	5,320
Other comprehensive income (loss) for the period	3,892	(64)	47,363	51,191
Balance - December 31, 2017	$2,483	$(5,861)	$4,886	$1,508

(1) Amounts in parentheses represent debits (deferred losses).
(2) See Note 1 - Business and Significant Accounting Policies for additional information regarding the Company's adoption of ASU No. 2018-02.
(3) The reclassifications related to interest rate swaps (cash flow hedges) were recorded in Interest expense, net of tax effect. See Note 11 – Derivatives and Hedging for information regarding the hedges.
(4) The reclassifications related to defined benefit pension plans were primarily recorded in Selling, general and administrative expense, net of tax effect. See Note 13 – Employee Benefits for information regarding the Company’s defined benefit pension plans.
(5) The reclassification related to foreign currency translation adjustments in 2018 was recorded in Gain from divested operations. See Note 2 – Acquisitions and Divestitures for information regarding our divestitures in 2018.

8 — STOCK-BASED COMPENSATION

The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company currently awards stock-settled stock appreciation rights, service-based and performance-based restricted stock units, and common stock equivalents. As of December 31, 2018, the Company had 4.9 million shares of its common stock, par value $.0005 per share, (the "Common Stock") available for stock-based compensation awards under its 2014 Long-Term Incentive Plan.

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

Stock-Based Compensation Expense

The Company recognized the following stock-based compensation expense by award type and expense category line item during the years ended December 31 (in millions):

Award type	2018	2017	2016
Stock appreciation rights	$6.3	$5.6	$5.6
Restricted stock units	59.2	72.6	40.4
Common stock equivalents	0.7	0.7	0.7
Total (1)	$66.2	$78.9	$46.7

Expense category line item	2018	2017	2016
Cost of services and product development	$28.1	$25.8	$21.9
Selling, general and administrative	36.2	35.5	24.8
Acquisition and integration charges (2)	1.9	17.6	—
Total (1)	$66.2	$78.9	$46.7

(1)	Includes charges of $19.4 million, $22.9 million and $19.4 million during 2018, 2017 and 2016, respectively, for awards to retirement-eligible employees. Those awards vest on an accelerated basis.

(2)
These charges are the result of (i) the acceleration of the vesting of certain restricted stock units related to the CEB acquisition and (ii) restricted stock units granted in connection with the CEB integration process.

As of December 31, 2018, the Company had $79.1 million of total unrecognized stock-based compensation cost, which is expected to be expensed over the remaining weighted average service period of approximately 2.3 years.

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

The following table summarizes changes in SARs outstanding during the year ended December 31, 2018:

	Stock Appreciation Rights ("SARs") (in millions)	Per Share Weighted Average Exercise Price	Per Share Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2017	1.2	$76.73	$17.35	4.28
Granted	0.3	114.26	25.63	6.11
Exercised	(0.3)	60.67	15.10	n/a
Outstanding at December 31, 2018 (1) (2)	1.2	$89.45	$19.88	4.33
Vested and exercisable at December 31, 2018 (2)	0.5	$75.73	$17.02	3.24

n/a = not applicable

(1)	As of December 31, 2018, 0.7 million of the total SARs outstanding were unvested. The Company expects that substantially all of those unvested awards will vest in future periods.

(2)	As of December 31, 2018, the total SARs outstanding had an intrinsic value of $46.0 million. On such date, SARs vested and exercisable had an intrinsic value of $26.9 million.

The fair value of a SARs award is determined on the date of grant using the Black-Scholes-Merton valuation model with the following weighted average assumptions for the years ended December 31:

	2018	2017	2016
Expected dividend yield (1)	—%	—%	—%
Expected stock price volatility (2)	21%	22%	22%
Risk-free interest rate (3)	2.5%	1.8%	1.1%
Expected life in years (4)	4.52	4.53	4.39

(1)	The expected dividend yield assumption was based on both the Company's historical and anticipated dividend payouts. Historically, the Company has not paid cash dividends on its Common Stock.

(2)	The determination of expected stock price volatility was based on both historical Common Stock prices and implied volatility from publicly traded options in the Common Stock.

(3)	The risk-free interest rate was based on the yield of a U.S. Treasury security with a maturity similar to the expected life of the award.

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

The following table summarizes the changes in RSUs outstanding during the year ended December 31, 2018:

	Restricted Stock Units ("RSUs") (in millions)	Per Share Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	1.5	$91.47
Granted (1)	0.7	112.96
Vested and released	(0.7)	88.69
Forfeited	(0.1)	104.95
Outstanding at December 31, 2018 (2) (3)	1.4	$101.75

(1)
The 0.7 million of RSUs granted during 2018 consisted of 0.3 million of performance-based RSUs awarded to executives and 0.4 million of service-based RSUs awarded to non-executive employees and non-management board members. The performance-based awards include RSUs in final settlement of 2017 grants and approximately 0.2 million of RSUs representing the target amount of the grant for 2018 that is tied to an increase in Gartner’s total contract value for such year. The number of performance-based RSUs for 2018 that could have been earned ranged from 0% to 200% of the target amount. The actual increase in Gartner’s total contract value for 2018 as measured on December 31, 2018 yielded approximately 144% of the target amount. The incremental awards based on the actual achievement under the 2018 grant will be issued in 2019.

(2)	The Company expects that substantially all of the RSUs outstanding will vest in future periods.

(3)	As of December 31, 2018, the weighted average remaining contractual term of the RSUs outstanding was approximately 1.1 years.

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

The following table summarizes the changes in CSEs outstanding during the year ended December 31, 2018:

	Common Stock Equivalents ("CSEs")	Per Share Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	110,013	$23.19
Granted	5,550	131.49
Converted to shares of Common Stock upon grant	(5,783)	93.45
Outstanding at December 31, 2018	109,780	$24.96

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (the “ESP Plan”) wherein eligible employees are permitted to purchase shares of Common Stock through payroll deductions, which may not exceed 10% of an employee’s compensation, or $23,750 in any calendar year, at a price equal to 95% of the closing price of the Common Stock as reported on the New York Stock Exchange at the end of each offering period. As of December 31, 2018, the Company had 0.7 million shares available for purchase under the ESP Plan. The ESP Plan is considered non-compensatory under FASB ASC Topic 718 and, as a result, the Company does not record stock-based compensation expense for employee share purchases. The Company received $14.7 million, $11.7 million and $9.3 million in cash from employee share purchases under the ESP Plan during 2018, 2017 and 2016, respectively.

9 — COMPUTATION OF EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of Common Stock outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings. When the impact of common share equivalents is anti-dilutive, they are excluded from the calculation.

The following table sets forth the calculation of basic and diluted earnings per share for the three years ended December 31 (in thousands, except per share data):

	2018	2017	2016
Numerator:
Net income used for calculating basic and diluted earnings per common share	$122,456	$3,279	$193,582
Denominator: (1)
Weighted average common shares used in the calculation of basic earnings per share	90,827	88,466	82,571
Common share equivalents associated with stock-based compensation plans	1,295	1,324	1,249
Shares used in the calculation of diluted earnings per share	92,122	89,790	83,820
Earnings per share: (2)
Basic	$1.35	$0.04	$2.34
Diluted	$1.33	$0.04	$2.31

(1)	The Company repurchased 2.1 million, 0.4 million and 0.6 million shares of its Common Stock in 2018, 2017 and 2016, respectively.

(2)
Both basic and diluted earnings per share for 2017 include a tax benefit of approximately $0.66 per share related to the U.S. Tax Cuts and Jobs Act of 2017. Note 10 — Income Taxes provides information about the Company's income taxes.

The following table presents the number of common share equivalents that were not included in the computation of diluted earnings per share in the above table because the effect would have been anti-dilutive. During periods with net income, these common share equivalents were anti-dilutive because their exercise price was greater than the average market value of a share of Common Stock during the period.

	2018	2017	2016
Anti-dilutive common share equivalents as of December 31 (in millions): (a)	—	0.3	0.2
Average market price per share of Common Stock during the year	$135.60	$116.09	$92.58

(a) Anti-dilutive common shares for 2018 were minimal.

10 — INCOME TAXES

The following is a summary of the components of the Company's income (loss) before income taxes for the years ended December 31 (in thousands):

	2018	2017	2016
U.S.	$34,159	$(135,757)	$182,178
Non-U.S.	146,962	7,940	106,253
Income (loss) before income taxes	$181,121	$(127,817)	$288,431

The expense (benefit) for income taxes on the above income consists of the following components (in thousands):

	2018	2017	2016
Current tax expense:
U.S. federal	$2,817	$48,339	$58,616
State and local	6,969	434	11,292
Foreign	45,042	38,602	27,536
Total current	54,828	87,375	97,444
Deferred tax (benefit) expense:
U.S. federal	12,462	(176,046)	(61)
State and local	1,258	(14,363)	(349)
Foreign	(13,795)	(25,898)	(1,626)
Total deferred	(75)	(216,307)	(2,036)
Total current and deferred	54,753	(128,932)	95,408
Benefit (expense) relating to interest rate swaps used to increase (decrease) equity	3,840	(2,477)	(1,113)
Benefit from stock transactions with employees used to increase equity	58	46	52
Benefit relating to defined-benefit pension adjustments used to increase equity	14	267	502
Total tax expense (benefit)	$58,665	$(131,096)	$94,849

Long-term deferred tax assets and liabilities are comprised of the following (in thousands):

	December 31,
	2018	2017
Accrued liabilities	$96,292	$80,557
Loss and credit carryforwards	14,830	59,502
Assets relating to equity compensation	19,653	24,874
Other assets	14,092	30,236
Gross deferred tax assets	144,867	195,169
Property, equipment, and leasehold improvements	(3,421)	(962)
Intangible assets	(214,580)	(372,542)
Prepaid expenses	(41,926)	(35,126)
Other liabilities	(61,068)	(6,584)
Gross deferred tax liabilities	(320,995)	(415,214)
Valuation allowance	(4,066)	(3,192)
Net deferred tax liabilities	$(180,194)	$(223,237)

Net deferred tax assets and net deferred tax liabilities were $34.5 million and $214.7 million as of December 31, 2018, respectively, and $30.5 million and $253.7 million as of December 31, 2017, respectively. These amounts are reported in Other assets and Other liabilities in the Consolidated Balance Sheets. Management has concluded it is more likely than not that the reversal of deferred tax liabilities and results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of the valuation allowance at December 31, 2018.

The valuation allowances of $4.1 million as of December 31, 2018 and $3.2 million as of December 31, 2017, primarily relate to net operating losses which are not likely to be realized.

As of December 31, 2018, the Company had state and local tax net operating loss carryforwards of $35.2 million, of which $0.1 million expires within one to five years and $3.5 million expires within six to fifteen years and $31.6 million expires within sixteen to twenty years. The Company also had state tax credits of $2.2 million, a majority of which will expire in five to six years. As of December 31, 2018, the Company had non-U.S. net operating loss carryforwards of $5.0 million, of which $0.1 million expires over the next 20 years and $4.9 million can be carried forward indefinitely. These amounts have been reduced for associated unrecognized tax benefits, consistent with ASU No. 2013-11, "Income Taxes—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists."

The differences between the U.S. federal statutory income tax rate and the Company’s effective tax rate on income before income taxes for the years ended December 31 follow:

	2018	2017	2016
Statutory tax rate	21.0%	35.0%	35.0%
State income taxes, net of federal benefit	—	3.6	2.3
Effect of non-U.S. operations	(10.6)	5.9	(6.1)
Change in the reserve for tax contingencies	15.7	(2.8)	3.2
Law changes	(1.3)	41.8	—
Stock-based compensation expense	(5.3)	11.0	(3.8)
Nondeductible acquisition costs	0.9	(7.9)	2.6
Nondeductible meals and entertainment costs	2.7	(3.5)	1.1
Gains/Losses on divested operations and held-for-sale assets	12.2	13.1	—
Limitation on executive compensation	2.7	(0.1)	—
Foreign-derived intangible income	(2.0)	—	—
Change in the valuation allowance	0.5	3.0	(0.2)
Goodwill	(3.8)	—	—
Other items, net	(0.3)	3.5	(1.2)
Effective tax rate	32.4%	102.6%	32.9%

The U.S. Tax Cuts and Jobs Act (the "Act”) was enacted on December 22, 2017. Among other things, the Act reduces the U.S. federal corporation tax rate from 35% to 21%, requires companies to pay a one-time transition tax on accumulated deferred foreign income (“ADFI”) of foreign subsidiaries that were previously tax deferred and creates a new tax on global intangible low-taxed income (“GILTI”) attributable to foreign subsidiaries. As of December 31, 2018, we have completed our accounting for the tax effects of enactment of the Act.

We remeasured U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. We reduced our income tax expense by $13.8 and $123.2 million in 2018 and 2017, respectively for this item.

The tax on ADFI is based on our total post-1986 earnings and profits ("E&P") of our foreign subsidiaries that were previously deferred from U.S. income taxes. We increased income tax expense by $8.4 million and $63.6 million in 2018 and 2017, respectively, for this one-time transition tax liability. Significant foreign tax credit and net operating loss carryovers will be utilized to reduce the transition tax liability. The Company has elected to pay the remaining cash tax liability of approximately $10.0 million over 8 years as permitted by the Act.

The Act also created a new tax on GILTI attributable to foreign subsidiaries. Companies have the option to account for the GILTI tax as a period cost in the period incurred, or to recognize deferred taxes for temporary differences including outside basis differences expected to reverse as a result of the GILTI provisions. The Company has elected to account for the GILTI tax as a period cost in the period incurred.

Various provisions of the Act are highly complex and remains unclear in certain respects. Additional guidance in the form of notices and proposed regulations have been issued, and further guidance is expected to be issued. Changes could be made to the proposed regulations, future legislation could be enacted, and more regulations and notices could be issued. We will continue to monitor and will reflect impacts in future financial statements as appropriate. In addition, many state and local tax jurisdictions are still determining how they will interpret the Act. Final state and local governments’ legislation or guidance relating to the Act may impact our financial results.

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

As of December 31, 2018 and 2017, the Company had unrecognized tax benefits of $90.3 million and $60.3 million, respectively. The increase is primarily attributable to positions taken with respect to intercompany transactions, taxable E&P, and state income tax positions. The unrecognized tax benefits as of December 31, 2018 related primarily to the exclusion of stock-based compensation expense from the Company’s cost sharing agreement, calculation of taxable E&P and related foreign tax credits, the ability to realize certain refund claims, and intercompany transactions. It is reasonably possible that unrecognized tax benefits will be decreased by $20.0 million within the next 12 months due to anticipated closure of audits, the expiration of certain statutes of limitation and closure of tax controversies.

Included in the balance of unrecognized tax benefits at December 31, 2018 are potential benefits of $86.2 million that if recognized would reduce the effective tax rate on income from continuing operations. Also included in the balance of unrecognized tax benefits as of December 31, 2018 are potential benefits of $4.1 million that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, for the years ended December 31 (in thousands):

	2018	2017
Beginning balance	$60,269	$37,099
Additions based on tax positions related to the current year	27,371	10,883
Additions for tax positions of prior years	14,691	24,299
Reductions for tax positions of prior years	(3,939)	(10,613)
Reductions for expiration of statutes	(6,293)	(1,368)
Settlements	(472)	(1,769)
Change in foreign currency exchange rates	(1,278)	1,738
Ending balance	$90,349	$60,269

The Company accrues interest and penalties related to unrecognized tax benefits in its income tax provision. As of December 31, 2018 and 2017, the Company had $6.7 million and $6.4 million, respectively, of accrued interest and penalties related to unrecognized tax benefits. These amounts are in addition to the unrecognized tax benefits disclosed above. The total amount of interest and penalties recognized in the income tax provision for the years ended December 31, 2018 and 2017 was $0.7 million and $0.9 million, respectively.

The number of years with open statutes of limitation varies depending on the tax jurisdiction. The Company’s statutes are open with respect to the U.S. federal jurisdiction for 2014 and forward, and India for 2003 and forward. For other major taxing jurisdictions including U.S. states, the United Kingdom, Canada, Japan, France and Ireland, the Company's statutes vary and are open as far back as 2011.

Under U.S. GAAP, no provision for income taxes that may result from the remittance of earnings held overseas is required if the Company has the ability and intent to indefinitely reinvest such funds overseas. The Company continues to assert its intention to reinvest all accumulated undistributed foreign earnings in our non-U.S. operations, except in instances in which the repatriation of those earnings would result in minimal additional tax.  Consequently, the Company has not recognized income tax expense that would result from the remittance of these earnings. The accumulated undistributed earnings of non-U.S. subsidiaries were approximately $171.0 million as of December 31, 2018. As a result of the Act, the income tax that would be payable if such earnings were not indefinitely invested is estimated at this time to be minimal.

11 — DERIVATIVES AND HEDGING

The Company enters into a limited number of derivative contracts to mitigate the cash flow risk associated with changes in interest rates on variable-rate debt and changes in foreign exchange rates on forecasted foreign currency transactions. The Company accounts for its outstanding derivative contracts in accordance with FASB ASC Topic 815, which requires all derivatives, including derivatives designated as accounting hedges, to be recorded on the balance sheet at fair value.

The following tables provide information regarding the Company’s outstanding derivatives contracts as of the dates indicated (in thousands, except for number of contracts):

December 31, 2018

Derivative Contract Type	Number of Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in AOCI/L
Interest rate swaps (1)	7	$2,100,000	$(10,681)	Other liabilities	$(7,770)
Foreign currency forwards (2)	135	927,375	(1,942)	Accrued liabilities	—
Total	142	$3,027,375	$(12,623)		$(7,770)

December 31, 2017

Derivative Contract Type	Number of Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Gain Recorded in AOCI/L
Interest rate swaps (1)	5	$1,400,000	$3,412	Other assets	$2,483
Foreign currency forwards (2)	137	686,764	448	Other current assets	—
Total	142	$2,086,764	$3,860		$2,483

(1)
The swaps have been designated and are accounted for as cash flow hedges of the forecasted interest payments on borrowings. As a result, changes in the fair value of the swaps are deferred and are recorded in AOCI/L, net of tax effect. Note 5 — Debt provides additional information.

(2)
The Company has foreign exchange transaction risk because it typically enters into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currency. The Company enters into short-term foreign currency forward exchange contracts to mitigate the cash flow risk associated with changes in foreign currency rates on forecasted foreign currency transactions. These contracts are accounted for at fair value with realized and unrealized gains and losses recognized in Other income, net because the Company does not designate these contracts as hedges for accounting purposes. All of the outstanding foreign currency forward exchange contracts at December 31, 2018 matured by the end of January 2019.

(3)	See Note 12 — Fair Value Disclosures for the determination of the fair value of these instruments.

At December 31, 2018, all of the Company’s derivative counterparties were investment grade financial institutions. The Company did not have any collateral arrangements with its derivative counterparties and none of the derivative contracts contained credit-risk related contingent features.

The following table provides information regarding amounts recognized in the Consolidated Statements of Operations for derivative contracts for the years ended December 31 (in millions):

Amount recorded in:	2018	2017	2016
Interest (income) expense, net (1)	$(1.9)	$7.9	$7.6
Other expense (income), net (2)	10.4	(0.8)	0.3
Total expense, net	$8.5	$7.1	$7.9

(1)	Consists of interest (income) expense from interest rate swap contracts.

(2)	Consists of net realized and unrealized gains and losses on foreign currency forward contracts.

12 — FAIR VALUE DISCLOSURES

The Company’s financial instruments include cash equivalents, fees receivable from customers, accounts payable and accruals, all of which are normally short-term in nature. The Company believes that the carrying amounts of these financial instruments reasonably approximate their fair values due to their short-term nature. The Company’s financial instruments also include its outstanding variable-rate borrowings under the 2016 Credit Agreement. The Company believes that the carrying amounts of its variable-rate borrowings reasonably approximate their fair values because the rates of interest on those borrowings reflect current market rates of interest for similar instruments with comparable maturities.

The Company enters into a limited number of derivatives transactions but does not enter into repurchase agreements, securities lending transactions or master netting arrangements. Receivables or payables that result from derivatives transactions are recorded gross in the Company’s Consolidated Balance Sheets.

FASB ASC Topic 820 provides a framework for the measurement of fair value and a valuation hierarchy based on the transparency of inputs used in the valuation of assets and liabilities. Classification within the valuation hierarchy is based on the lowest level of input that is significant to the resulting fair value measurement. The valuation hierarchy contains three levels. Level 1 measurements consist of quoted prices in active markets for identical assets or liabilities. Level 2 measurements include significant other observable inputs such as quoted prices for similar assets or liabilities in active markets; identical assets or liabilities in inactive markets; observable inputs such as interest rates and yield curves; and other market-corroborated inputs. Level 3 measurements include significant unobservable inputs such as internally-created valuation models. The Company does not currently utilize Level 3 valuation inputs to remeasure any of its assets or liabilities. However, Level 3 inputs may be used by the Company in its required annual impairment review of recorded goodwill. Information regarding the periodic assessment of the Company’s goodwill is included in Note 1 — Business and Significant Accounting Policies. The Company does not typically transfer assets or liabilities between different levels of the valuation hierarchy.

The following table presents the fair value of certain financial assets and liabilities (in thousands):

Description:	December 31, 2018	December 31, 2017
Assets:
Values based on Level 1 inputs:
Deferred compensation plan assets (1)	$8,956	$29,108
Total Level 1 inputs	8,956	29,108
Values based on Level 2 inputs:
Deferred compensation plan assets (1)	57,690	59,017
Foreign currency forward contracts (2)	1,318	2,053
Interest rate swap contracts (3)	—	3,412
Total Level 2 inputs	59,008	64,482
Total Assets	$67,964	$93,590
Liabilities:
Values based on Level 2 inputs:
Deferred compensation plan liabilities (1)	$68,570	$89,900
Foreign currency forward contracts (2)	3,260	1,605
Interest rate swap contracts (3)	10,681	—
Senior Notes due 2025 (4)	776,160	837,560
Total Level 2 inputs	858,671	929,065
Total Liabilities	$858,671	$929,065

(1)
The Company has a deferred compensation plan for the benefit of certain highly compensated officers, managers and other key employees (see Note 13 — Employee Benefits). The assets consist of investments in money market funds, mutual funds and company-owned life insurance contracts. The money market funds consist of cash equivalents while the mutual fund investments consist of publicly-traded and quoted equity shares. The Company considers the fair value of these assets to be based on Level 1 inputs, and such assets had fair values of $9.0 million and $29.1 million as of December 31, 2018 and 2017, respectively. The carrying amounts of the life insurance contracts equal their cash surrender values. Cash surrender value represents the estimated amount that the Company would receive upon termination of a contract, which approximates fair value. The Company considers life insurance contracts to be valued based on Level 2 inputs, and such assets had fair values of $57.7 million and $59.0 million at December 31, 2018 and 2017, respectively. The related deferred compensation plan liabilities are recorded at fair value, or the estimated amount needed to settle the liability, which the Company considers to be a Level 2 input.

(2)
The Company enters into foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates (see Note 11 — Derivatives and Hedging). Valuation of these contracts is based on observable foreign currency exchange rates in active markets, which the Company considers a Level 2 input.

(3)
The Company has interest rate swap contracts that hedge the risk of variability from interest payments on its borrowings (see Note 5 — Debt). The fair value of interest rate swaps is based on mark-to-market valuations prepared by a third-party broker. Those valuations are based on observable interest rates from recently executed market transactions and other observable market data, which the Company considers Level 2 inputs. The Company independently corroborates the reasonableness of the valuations prepared by the third-party broker through the use of an electronic quotation service.

(4)
As discussed in Note 5 — Debt, the Company has $800.0 million of principal amount fixed-rate Senior Notes due in 2025. The estimated fair value of the notes was derived from quoted market prices provided by an independent dealer, which the Company considers to be a Level 2 input.

13 — EMPLOYEE BENEFITS

Defined contribution plan. The Company has savings and investment plans (the “401k Plans”) covering substantially all U.S. employees. Company contributions are based on the level of employee contributions, up to a maximum of 4% of an employee’s eligible salary, subject to an annual maximum. For 2018, the maximum match was $7,200. Amounts expensed in connection with the 401k Plans totaled $36.7 million, $29.8 million and $22.9 million in 2018, 2017 and 2016, respectively.

Deferred compensation plan. The Company has supplemental deferred compensation plans for the benefit of certain highly compensated officers, managers and other key employees. The plans' investment assets are recorded in Other assets on the Consolidated Balance Sheets at fair value. The value of these assets was $66.6 million and $88.1 million at December 31, 2018 and 2017, respectively (see Note 12 — Fair Value Disclosures for fair value information). The corresponding deferred compensation plan liability, which was $68.6 million and $89.9 million at December 31, 2018 and 2017, respectively, is carried at fair value, and is adjusted with a corresponding charge or credit to compensation expense to reflect the fair value of the amount owed to the employees and is classified in Other liabilities on the Consolidated Balance Sheets. Compensation expense recognized for all deferred compensation plans was $1.7 million, $0.4 million and $0.1 million in 2018, 2017 and 2016, respectively.

Defined benefit pension plans. The Company has defined benefit pension plans in several of its international locations. Benefits paid under these plans are based on years of service and level of employee compensation. The Company's defined benefit pension plans are accounted for in accordance with FASB ASC Topics 715 and 960. The following are the components of defined benefit pension plan expense for the years ended December 31 (in thousands):

	2018	2017	2016
Service cost	$3,145	$2,820	$2,780
Interest cost	840	765	850
Expected return on plan assets	(475)	(360)	(375)
Recognition of actuarial loss	340	350	200
Total defined benefit pension plan expense	$3,850	$3,575	$3,455

The following are the key assumptions used in the computation of pension expense for the years ended December 31:

	2018	2017	2016
Weighted average discount rate (1)	1.81%	1.78%	1.78%
Average compensation increase	2.58%	2.66%	2.67%

(1)
Discount rates are typically determined by utilizing the yields on long-term corporate or government bonds in the relevant country with a duration consistent with the expected term of the underlying pension obligations.

The following table provides information related to changes in the projected benefit obligation for the years ended December 31 (in thousands):

	2018	2017	2016
Projected benefit obligation at beginning of year	$45,450	$38,400	$35,870
Service cost	3,145	2,820	2,780
Interest cost	840	765	850
Actuarial loss (gain) due to assumption changes and plan experience	(430)	690	1,480
Additions and contractual termination benefits	(950)	(860)	—
Benefits paid (1)	(1,400)	(920)	(1,640)
Foreign currency impact	(1,765)	4,555	(940)
Projected benefit obligation at end of year (2)	$44,890	$45,450	$38,400

(1)
The Company projects the following benefit payments will be made in future years directly to plan participants: $1.2 million in 2019; $1.5 million in 2020; $1.6 million in 2021; $1.7 million in 2022; $2.1 million in 2023; and $12.1 million in total in the five years thereafter.

(2)	Measured as of December 31.

The following table provides information regarding the funded status of the plans and related amounts recorded in the Company’s Consolidated Balance Sheets as of December 31 (in thousands):

Funded status of the plans:	2018	2017	2016
Projected benefit obligation	$44,890	$45,450	$38,400
Pension plan assets at fair value (1)	(19,460)	(18,475)	(14,465)
Funded status – shortfall (2)	$25,430	$26,975	$23,935

Amounts recorded in the Consolidated Balance Sheets for the plans:
Other liabilities — accrued pension obligation (2)	$25,430	$26,975	$23,935
Stockholders’ equity — deferred actuarial loss (3)	$(5,738)	$(5,861)	$(5,797)

(1)
The pension plan assets are held by third-party trustees and are invested in a diversified portfolio of equities, high quality government and corporate bonds, and other investments. The assets are primarily valued based on Level 1 and Level 2 inputs under the fair value hierarchy in FASB ASC Topic 820, with the majority of the invested assets considered to be of low-to-medium investment risk. The Company projects a future long-term rate of return on these plan assets of 2.45%, which it believes is reasonable based on the composition of the assets and both current and projected market conditions. For the year ended December 31, 2018, the Company contributed $3.0 million to these plans, and benefits paid directly by the Company to participants were $1.4 million.

(2)
The Funded status - shortfall represents the amount of the projected benefit obligation that the Company has not funded with a third-party trustee. This amount is a liability of the Company and is recorded in Other liabilities on the Company’s Consolidated Balance Sheets.

(3)
The deferred actuarial loss as of December 31, 2018 is recorded in AOCI/L and will be reclassified out of AOCI/L and recognized as pension expense over approximately 13 years, subject to certain limitations set forth in FASB ASC Topic 715. The impact of this amortization on pension expense in 2019 is projected to result in approximately $0.2 million of additional expense. The amortization of deferred actuarial losses from AOCI/L to pension expense in each of the three years ended December 31, 2018 was immaterial.

The Company also maintains a reinsurance asset arrangement with a large international insurance company whose purpose is to provide funding for benefit payments for one of its plans. The reinsurance asset is not a pension plan asset but is an asset of the Company. At December 31, 2018 and 2017, the reinsurance asset was recorded at its cash surrender value of $9.0 million and $9.1 million, respectively, and classified in Other assets on the Company's Consolidated Balance Sheets. The Company believes that the cash surrender value approximates fair value and is equivalent to a Level 2 input under the FASB’s fair value hierarchy in FASB ASC Topic 820.

14 — SEGMENT INFORMATION

During 2018, the Company divested all three of the non-core businesses that comprised its Other segment, each of which were acquired as part of the acquisition of CEB Inc. in April 2017. As a result of these divestitures and the movement of a small residual product in the Other segment into the Research business, the Company is no longer recording any additional operating activity in the Other segment effective September 1, 2018. Additional information regarding the divestitures is included in Note 2 – Acquisitions and Divestitures.

Our products and services are currently delivered through three segments – Research, Conferences and Consulting, as follows:

•
Research provides trusted, objective insights and advice on the mission-critical priorities of leaders across all functional areas of the enterprise through research and other reports, briefings, proprietary tools, access to our analysts and advisors, peer networking services and membership programs that enable our clients to make better decisions. Gartner's traditional strengths in IT, marketing and supply chain research were enhanced in 2017 with Gartner's acquisition of CEB Inc., which added CEB's best practice and talent management research insights across a range of business functions, to include human resources, sales, legal and finance.

•
Conferences (formerly called Events) provides business professionals across the organization the opportunity to learn, share and network. From our flagship Chief Information Officer conference Gartner IT Symposium, to industry-leading conferences focused on specific business roles and topics, to member-driven sessions, our offerings enable attendees to experience the best of Gartner insight and advice live.

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

The following tables present information about the Company’s reportable segments for the periods indicated (in thousands):

	Research	Conferences	Consulting	Other	Consolidated
2018
Revenues	$3,105,764	$410,461	$353,667	$105,562	$3,975,454
Gross contribution	2,144,097	207,260	102,541	65,075	2,518,973
Corporate and other expenses					(2,259,258)
Operating income					$259,715

	Research	Conferences	Consulting	Other	Consolidated
2017
Revenues	$2,471,280	$337,903	$327,661	$174,650	$3,311,494
Gross contribution	1,653,014	163,480	93,643	90,249	2,000,386
Corporate and other expenses					(2,006,715)
Operating loss					$(6,329)

	Research	Conferences	Consulting	Other	Consolidated
2016
Revenues	$1,857,001	$268,605	$318,934	$—	$2,444,540
Gross contribution	1,285,611	136,655	89,734	—	1,512,000
Corporate and other expenses					(1,206,859)
Operating income					$305,141

The following table provides a reconciliation of total segment gross contribution to net income for the years ended December 31 (in thousands):

	2018	2017	2016
Total segment gross contribution	$2,518,973	$2,000,386	$1,512,000
Costs and expenses:
Cost of services and product development - unallocated (1)	12,319	9,090	13,108
Selling, general and administrative	1,884,141	1,599,004	1,089,184
Depreciation and amortization	255,601	240,171	61,969
Acquisition and integration charges	107,197	158,450	42,598
Operating income (loss)	259,715	(6,329)	305,141
Interest expense and other, net	124,041	121,488	16,710
Gain from divested operations	45,447	—	—
Provision (benefit) for income taxes	58,665	(131,096)	94,849
Net income	$122,456	$3,279	$193,582

(1)
The unallocated amounts consist of certain bonus and related fringe costs recorded in consolidated Cost of services and product development expense that are not allocated to segment expense. The Company's policy is to only allocate bonus and related fringe charges to segments for up to 100% of the segment employee's target bonus. Amounts above 100% are absorbed by corporate.

Disaggregated revenue information by reportable segment for the three years ended December 31, 2018, including our Other segment, is presented in Note 1 – Business and Significant Accounting Policies. Long-lived asset information by geographic location as of December 31 is summarized in the table below (in thousands).

	2018	2017	2016
Long-lived assets: (1)
United States and Canada	$305,928	$288,735	$143,921
Europe, Middle East and Africa	67,306	84,840	42,326
Other International	50,800	41,674	24,630
Total long-lived assets	$424,034	$415,249	$210,877

(1)	Excludes goodwill, intangible assets and held-for-sale assets.

15 — VALUATION AND QUALIFYING ACCOUNTS

The Company maintains an allowance for losses that is comprised of a bad debt allowance and, through December 31, 2017, a revenue reserve. Provisions are charged against earnings either as an increase to expense or, prior to 2018, a reduction in revenues.

The following table summarizes activity in the Company’s allowance for losses for the years ended December 31 (in thousands):

	Balance at Beginning of Year	Additions Charged to Expense	Additions Charged Against Revenues	Deductions from Reserve	Reclassification to Accounts Payable and Accrued Liabilities	Balance at End of Year
2018:
Bad debt allowance (1)	$12,700	$12,500	$—	$(11,300)	$(6,200)	$7,700
2017:
Bad debt allowance and revenue reserve (1)	$7,400	$16,600	$5,500	$(16,800)	$—	$12,700
2016:
Bad debt allowance and revenue reserve	$6,900	$4,750	$4,850	$(9,100)	$—	$7,400

(1) The allowance for losses at December 31, 2017 included $6.2 million that was attributable to the Company's revenue reserve. As a result of the Company's adoption of ASU No. 2014-09 on January 1, 2018, the revenue reserve balance is now included in Accounts payable and accrued liabilities on the Company's Consolidated Balance Sheet. Note 1 — Business and Significant Accounting Policies provides additional information regarding the Company's adoption of ASU No. 2014-09.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report on Form 10-K to be signed on its behalf by the undersigned, duly authorized, in Stamford, Connecticut, on February 22, 2019.

Gartner, Inc.

Date:	February 22, 2019	By:	/s/ Eugene A. Hall
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

Name	Title	Date

/s/ Eugene A. Hall	Director and Chief Executive Officer	February 22, 2019
Eugene A. Hall	(Principal Executive Officer)

/s/ Craig W. Safian	Executive Vice President and Chief Financial Officer	February 22, 2019
Craig W. Safian	(Principal Financial and Accounting Officer)

/s/ Peter E. Bisson	Director	February 22, 2019
Peter E. Bisson

/s/ Richard J. Bressler	Director	February 22, 2019
Richard J. Bressler

/s/ Raul E. Cesan	Director	February 22, 2019
Raul E. Cesan

/s/ Karen E. Dykstra	Director	February 22, 2019
Karen E. Dykstra

/s/ Anne Sutherland Fuchs	Director	February 22, 2019
Anne Sutherland Fuchs

/s/ William O. Grabe	Director	February 22, 2019
William O. Grabe

/s/ Stephen G. Pagliuca	Director	February 22, 2019
Stephen G. Pagliuca

/s/ Eileen Serra	Director	February 22, 2019
Eileen Serra

/s/ James C. Smith	Director	February 22, 2019
James C. Smith