Form 10-Q
period 2019-03-31
GARTNER INC
filed 2019-05-07
CIK 749251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2019

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
Registrant’s telephone number, including area code: (203) 316-1111
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $.0005 par value per share	IT	New York Stock Exchange
As of April 30, 2019, 90,090,414 shares of the registrant’s common shares were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GARTNER, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Unaudited; in thousands, except share data)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$149,270	$156,368
Fees receivable, net of allowances of $7,700 for both periods	1,178,859	1,255,118
Deferred commissions	231,464	235,016
Prepaid expenses and other current assets	156,420	165,237
Total current assets	1,716,013	1,811,739
Property, equipment and leasehold improvements, net	271,448	267,665
Operating leases - right-of-use assets	634,142	—
Goodwill	2,906,736	2,923,136
Intangible assets, net	1,016,055	1,042,565
Other assets	170,281	156,369
Total Assets	$6,714,675	$6,201,474
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$526,551	$710,113
Deferred revenues	1,837,504	1,745,244
Current portion of long-term debt	204,863	165,578
Total current liabilities	2,568,918	2,620,935
Long-term debt, net of deferred financing fees	2,094,758	2,116,109
Operating leases - liabilities	769,155	—
Other liabilities	424,947	613,673
Total Liabilities	5,857,778	5,350,717
Stockholders’ Equity
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0005 par value, 250,000,000 shares authorized; 163,602,067 shares issued for both periods	82	82
Additional paid-in capital	1,852,618	1,823,710
Accumulated other comprehensive loss, net	(61,566)	(39,867)
Accumulated earnings	1,776,227	1,755,432
Treasury stock, at cost, 73,519,392 and 73,899,977 common shares, respectively	(2,710,464)	(2,688,600)
Total Stockholders’ Equity	856,897	850,757
Total Liabilities and Stockholders’ Equity	$6,714,675	$6,201,474

See the accompanying notes to condensed consolidated financial statements.

GARTNER, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended
	March 31,
	2019	2018
Revenues:
Research	$825,374	$763,924
Conferences	51,932	46,087
Consulting	93,138	82,896
Other	—	70,658
Total revenues	970,444	963,565
Costs and expenses:
Cost of services and product development	346,645	357,209
Selling, general and administrative	518,770	487,745
Depreciation	19,775	16,410
Amortization of intangibles	33,683	51,646
Acquisition and integration charges	2,772	59,266
Total costs and expenses	921,645	972,276
Operating income (loss)	48,799	(8,711)
Interest expense, net	(24,847)	(35,059)
Loss from divested operations	(2,075)	—
Other (expense) income, net	(824)	899
Income (loss) before income taxes	21,053	(42,871)
Provision (benefit) for income taxes	258	(23,284)
Net income (loss)	$20,795	$(19,587)

Net income (loss) per share:
Basic	$0.23	$(0.22)
Diluted	$0.23	$(0.22)
Weighted average shares outstanding:
Basic	89,882	91,005
Diluted	91,004	91,005

See the accompanying notes to condensed consolidated financial statements.

GARTNER, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2019	2018
Net income (loss)	$20,795	$(19,587)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(7,236)	20,547
Interest rate swaps – net change in deferred gain or loss	(14,505)	10,114
Pension plans – net change in deferred actuarial loss	42	56
Other comprehensive (loss) income, net of tax	(21,699)	30,717
Comprehensive (loss) income	$(904)	$11,130

See the accompanying notes to condensed consolidated financial statements.

GARTNER, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2019	2018
Operating activities:
Net income (loss)	$20,795	$(19,587)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	53,458	68,056
Stock-based compensation expense	31,819	30,958
Deferred taxes	(25,530)	(39,175)
Loss from divested operations	2,075	—
Amortization of lease right-of-use assets	20,939	—
Amortization and write-off of deferred financing fees	1,616	1,868
Changes in assets and liabilities:
Fees receivable, net	78,390	56,771
Deferred commissions	4,073	(512)
Prepaid expenses and other current assets	8,891	(53,851)
Other assets	(28,517)	14,421
Deferred revenues	85,740	76,854
Accounts payable, accrued, and other liabilities	(218,153)	(133,079)
Cash provided by operating activities	35,596	2,724
Investing activities:
Additions to property, equipment and leasehold improvements	(20,060)	(17,679)
Other, net	(2,295)	1,000
Cash used in investing activities	(22,355)	(16,679)
Financing activities:
Proceeds from employee stock purchase plan	5,083	4,124
Proceeds from borrowings	35,000	—
Payments on borrowings	(18,682)	(304,813)
Purchases of treasury stock	(44,839)	(28,394)
Cash used in financing activities	(23,438)	(329,083)
Net decrease in cash and cash equivalents and restricted cash	(10,197)	(343,038)
Effects of exchange rates on cash and cash equivalents and restricted cash	804	3,610
Cash and cash equivalents and restricted cash, beginning of period	158,663	567,058
Cash and cash equivalents and restricted cash, end of period	$149,270	$227,630

See the accompanying notes to condensed consolidated financial statements.

GARTNER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 — Business and Basis of Presentation

Business. Gartner, Inc. (NYSE: IT) is the world’s leading research and advisory company and a member of the S&P 500. We equip business leaders with indispensable insights, advice and tools to achieve their mission–critical priorities today and build the successful organizations of tomorrow. We believe our unmatched combination of expert-led, practitioner-sourced and data-driven research steers clients toward the right decisions on the issues that matter most. We are a trusted advisor and objective resource for more than 15,000 organizations in more than 100 countries — across all major functions, in every industry and enterprise size.

Segments. Gartner delivers its products and services globally through three business segments: Research, Conferences and Consulting. Our revenues by business segment are discussed below under the heading "Revenue Recognition." During 2018, the Company divested all of its non-core businesses that comprised its Other segment and, as a result, the Company is no longer recording any additional operating activity in the Other segment effective September 1, 2018.

Basis of presentation. The accompanying interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), as defined in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 270 for interim financial information and with the applicable instructions of the U.S. Securities and Exchange Commission (“SEC”) Rule 10-01 of Regulation S-X on Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of the Company filed in its Annual Report on Form 10-K for the year ended December 31, 2018.

The fiscal year of Gartner is the twelve-month period from January 1 through December 31. In the opinion of management, all normal recurring accruals and adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented herein have been included. The results of operations for the three months ended March 31, 2019 may not be indicative of the results of operations for the remainder of 2019 or beyond. When used in these notes, the terms “Gartner,” “Company,” “we,” “us,” or “our” refer to Gartner, Inc. and its consolidated subsidiaries.

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

Revenue recognition. Revenue is recognized in accordance with the requirements of FASB ASC Topic 606, “Revenue from Contracts with Customers” (“ASC Topic 606”). Revenue is only recognized once all of the required criteria for revenue recognition have been met. The accompanying Condensed Consolidated Statements of Operations present revenue net of any sales or value-added taxes that we collect from customers and remit to government authorities. ASC Topic 270 requires certain disclosures in interim financial statements around the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, which are provided below.

Disaggregated Revenue — Our disaggregated revenue information by reportable segment is presented for the periods indicated in the tables below (in thousands):

Three Months Ended March 31, 2019

	Research	Conferences	Consulting	Total
Primary Geographic Markets: (1), (2)
United States and Canada	$527,233	$29,007	$55,093	$611,333
Europe, Middle East and Africa	193,955	17,197	29,934	241,086
Other International	104,186	5,728	8,111	118,025
Total revenues	$825,374	$51,932	$93,138	$970,444

Three Months Ended March 31, 2018

	Research	Conferences	Consulting	Other	Total
Primary Geographic Markets: (1)
United States and Canada	$489,713	$24,069	$45,129	$34,594	$593,505
Europe, Middle East and Africa	184,547	16,891	29,938	28,290	259,666
Other International	89,664	5,127	7,829	7,774	110,394
Total revenues	$763,924	$46,087	$82,896	$70,658	$963,565

(1)	Revenue is reported based on where the sale is fulfilled.

(2)
During 2018, the Company divested all of its non-core businesses that comprised its Other segment and, as a result, the Company is no longer recording any additional operating activity in the Other segment.

The Company’s revenue is generated primarily through direct sales to clients by domestic and international sales forces and a network of independent international sales agents. Most of the Company’s products and services are provided on an integrated worldwide basis and, because of this integrated delivery approach, it is not practical to precisely separate our revenue by geographic location. Accordingly, revenue information presented in the above tables is based on internal allocations, which involve certain management estimates and judgments.

Three Months Ended March 31, 2019

	Research	Conferences	Consulting	Total
Timing of Revenue Recognition: (1)
Transferred over time (2)	$752,798	$—	$78,957	$831,755
Transferred at a point in time (3)	72,576	51,932	14,181	138,689
Total revenues	$825,374	$51,932	$93,138	$970,444

Three Months Ended March 31, 2018

	Research	Conferences	Consulting	Other	Total
Timing of Revenue Recognition:
Transferred over time (2)	$701,096	$—	$74,010	$58,946	$834,052
Transferred at a point in time (3)	62,828	46,087	8,886	11,712	129,513
Total revenues	$763,924	$46,087	$82,896	$70,658	$963,565

(1)
During 2018 the Company divested all of its non-core businesses that comprised its Other segment and, as a result, the Company is no longer recording any additional operating activity in the Other segment.

(2)
Research revenues were recognized in connection with performance obligations that were satisfied over time using a time-elapsed output method to measure progress. The corresponding Consulting revenues were recognized over time using labor hours as an input measurement basis. During 2018, Other revenues in this category were recognized using either a time-

elapsed output method, performance-based milestone approach or labor hours, depending on the nature of the underlying customer contract.

(3)	The revenues in this category were recognized in connection with performance obligations that were satisfied at the point in time the contractual deliverables were provided to the customer.

Performance Obligations — For customer contracts that are greater than one year in duration, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2019 was approximately $2.7 billion. The Company expects to recognize $1,309.6 million, $1,110.0 million and $297.9 million of this revenue (most of which pertains to Research) during the remainder of 2019, the year ending December 31, 2020 and thereafter, respectively. The Company applies an available practical expedient that is permitted under ASC Topic 606 and, accordingly, it does not disclose such performance obligation information for customer contracts that have original durations of one year or less. Our performance obligations for contracts meeting this ASC Topic 606 disclosure exclusion primarily include: (i) stand-ready services under Research subscription contracts; (ii) holding conferences and meetings where attendees and exhibitors can participate; and (iii) providing customized Consulting solutions for clients under fixed fee and time and materials engagements. The remaining duration of these performance obligations is generally less than one year, which aligns with the period that the parties have enforceable rights and obligations under the affected contracts.

Customer Contract Assets and Liabilities — The timing of the recognition of revenue, and the amount and timing of our billings and cash collections, as well as upfront customer payments, result in the recording of both assets and liabilities on our Condensed Consolidated Balance Sheets. The table below provides information regarding certain of the Company’s balance sheet accounts that pertain to its contracts with customers (in thousands):

	March 31,	December 31,
	2019	2018
Assets:
Fees receivable, gross (1)	$1,186,559	$1,262,818

Contract assets recorded in Prepaid expenses and other current assets (2)	$29,852	$26,119

Contract liabilities:
Deferred revenues (current liability) (3)	$1,837,504	$1,745,244
Non-current deferred revenues recorded in Other liabilities (3)	17,333	21,194
Total contract liabilities	$1,854,837	$1,766,438

(1)	Fees receivable represent an unconditional right of payment from our customers and include both billed and unbilled amounts.

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

During the three months ended March 31, 2019 and 2018, the Company recognized revenue of $650.1 million and $605.5 million, respectively, that was attributable to deferred revenues that were recorded at the beginning of each such period. Those amounts primarily consisted of (i) Research revenues and, in the 2018 period, Other revenues that were recognized ratably as control of the goods or services passed to the customer and (ii) Conferences revenue pertaining to conferences and meetings that occurred during the reporting period. During each of the three months ended March 31, 2019 and 2018, the Company did not record any material impairments related to its contract assets. The Company does not typically recognize revenue from performance obligations satisfied in prior periods.

Acquisition and divestiture activities. The Company recognized $2.8 million and $59.3 million of Acquisition and integration charges during the three months ended March 31, 2019 and 2018, respectively. Acquisition and integration charges reflect additional costs and expenses resulting from our acquisitions and include, among other items, professional fees, severance, and stock-based compensation charges. The 2018 charges also included $41.6 million of exit costs for certain acquisition-related office space in Arlington, Virginia that the Company does not intend to occupy. The Company did not record exit costs for facilities during the three months ended March 31, 2019. During the three months ended March 31, 2019, the Company recorded a pretax Loss from divested operations of $2.1 million, primarily due to the adjustment of working capital balances related to its 2018 divestitures.

Cash and cash equivalents and restricted cash. For the three months ended March 31, 2019, the beginning of period cash and cash equivalents and restricted cash balance of $158.7 million in the accompanying Condensed Consolidated Statements of Cash Flows consisted of $156.4 million of cash and cash equivalents and $2.3 million of restricted cash. The restricted cash, which was classified in Prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2018, was paid to a third party during the three months ended March 31, 2019.

Adoption of new accounting standards. The Company adopted the accounting standards described below during the three months ended March 31, 2019:

Targeted Improvements to Accounting for Hedging Activities — On January 1, 2019, the Company adopted Accounting Standards Update ("ASU") No. 2017-12, "Derivatives and Hedging ("ASU No. 2017-12"). ASU No. 2017-12 is intended to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition to that main objective, the standard makes certain targeted improvements to simplify the application of the hedge accounting guidance in current U.S. GAAP. The adoption of the standard had no impact on the Company's Condensed Consolidated financial statements.

Leases — On January 1, 2019, the Company adopted ASU No. 2016-02, "Leases," as amended ("ASU No. 2016-02" or the “new lease standard”). ASU No. 2016-02 significantly changes the accounting for leases because a right-of-use model is now used whereby a lessee must record a right-of-use asset and a related lease liability on its balance sheet for most of its leases. Under ASU No. 2016-02, leases are classified as either operating or finance arrangements, with such classification affecting the pattern of expense recognition in an entity's income statement. For operating leases, ASU No. 2016-02 requires recognition in an entity’s income statement of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis.

The adoption of ASU No. 2016-02 on January 1, 2019 had a material impact on the Company’s consolidated balance sheet, while the accompanying Condensed Consolidated Statements of Operations and the cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 were not materially impacted. Prior to January 1, 2019, the Company recognized lease expense in accordance with then-existing U.S. GAAP under FASB ASC Topic 840, Leases (“prior GAAP”). Although there were significant changes to the Company’s leasing policies and procedures effective January 1, 2019 with the adoption of ASU No. 2016-02, the lease expense recognition patterns under ASU No. 2016-02 and prior GAAP during the three months ended March 31, 2019 and 2018, respectively, were substantively the same. As required by ASU No. 2016-02, the Company's disclosures regarding its leasing activities have been significantly expanded to enable users of our consolidated financial statements to assess the amount, timing and uncertainty of cash flows related to leases. These additional disclosures are included below.

The Company adopted ASU No. 2016-02 on January 1, 2019 using a modified retrospective approach. We elected to use an optional transition method available under ASU No. 2016-02 to record the required cumulative effect adjustments to the opening balance sheet in the period of adoption rather than in the earliest comparative period presented. As such, the Company's historical consolidated financial statements have not been restated.
Under prior GAAP, lease arrangements that met certain criteria were considered operating leases and were not recorded on an entity's balance sheet. Prior to January 1, 2019 and through March 31, 2019, all of the Company’s lease arrangements were accounted for as operating leases. The adoption of ASU No. 2016-02 on January 1, 2019 had a material impact on the Company’s consolidated balance sheet due to the recognition of right-of-use assets of $651.9 million and related lease liabilities of $851.3 million. The Company’s adoption of ASU No. 2016-02 resulted in a net increase of $638.7 million in each of Total Assets and Total Liabilities. The adoption of the new lease standard did not affect Stockholders’ Equity.

In connection with our adoption of ASU No. 2016-02, the Company elected to use certain available practical expedients that were permitted under the new lease standard and made other elections that impact its lease accounting. The Company elected to use these practical expedients in connection with the adoption of ASU No. 2016-02 because, among other things, they simplified the adoption of the new lease standard, streamlined our internal processes and minimized the associated costs. The critical practical expedients and accounting policy elections used by the Company for all classes of leases accounted for under ASU No. 2016-02 were as follows:

•	Existing contracts were not reassessed to determine if they contained leases.

•	Existing leases were not reassessed to determine if their classification should be changed.

•	Initial direct costs for existing leases were not reassessed.

•
Lease components and nonlease components (e.g., common area maintenance charges, etc.) related to a lease arrangement were accounted for as a single lease component for purposes of the recognition and measurement requirements of ASU No. 2016-02.

•
The incremental borrowing rate used for the purpose of measuring each of our lease liabilities was derived by reference to the related lease’s remaining minimum payments and remaining lease term on the date of adopting the new lease standard. We used incremental borrowing rates because we were unable to determine the implicit interest rates in our leases.

Leasing Activities

The Company’s leasing activities are primarily for facilities under cancelable and non-cancelable lease agreements expiring during 2019 and through 2038. These facilities support our executive and administrative activities, research and consulting, sales, systems support, operations, and other functions. The Company also has leases for office equipment and other assets, which are not significant. Certain of these lease agreements include (i) renewal options to extend the lease term for up to five years and/or (ii) options to terminate the agreement within one year. Additionally, certain of the Company’s lease agreements provide standard recurring escalations of lease payments for, among other things, increases in a lessor’s maintenance costs and taxes. Under some lease agreements, the Company may be entitled to allowances, free rent, lessor-financed tenant improvements and other incentives. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Prior to January 1, 2019, the Company recognized lease expense in accordance with prior GAAP. Because both ASU No. 2016-02 and prior GAAP generally recognize operating lease expense on a straight-line basis over the term of the lease arrangement and the Company only has operating lease arrangements, the lease expense recognition patterns under the two accounting methodologies during the three months ended March 31, 2019 and 2018 were substantively the same.

Except for lease arrangements pertaining to facilities, all other operating lease activity is not significant. As such, operating leases for office equipment and other assets (collectively, “other leases”) are: (i) not recognized and measured under the relevant provisions of ASU No. 2016-02; (ii) excluded from the right-of-use assets and related lease liabilities on the accompanying Condensed Consolidated Balance Sheet as of March 31, 2019, as the related amounts are not material; and (iii) excluded from the quantitative disclosures provided below, other than the disclosures under the heading "Lease Disclosures Under Prior GAAP." Other leases are accounted for similar to the guidance for operating leases under prior GAAP, which generally recognizes lease expense on a straight-line basis over the term of the lease arrangement. As a result, the impact of excluding the other leases from the requirements of ASU No. 2016-02 is not significant.

The Company subleases certain office space that it does not intend to occupy. Such sublease arrangements expire during 2019 and through 2032 and primarily relate to facilities in Arlington, Virginia. Certain of the Company’s sublease agreements: (i) include renewal and termination options; (ii) provide for customary escalations of lease payments in the normal course of business; and (iii) grant the subtenant certain allowances, free rent, Gartner-financed tenant improvements and other incentives.

Lease Accounting under ASU No. 2016-02

Under ASU No. 2016-02, a lease is a contract or an agreement, or a part of another arrangement, between two or more parties that, at its inception, creates enforceable rights and obligations that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration.

Right-of-use assets represent a right to use an underlying asset for the lease term and the related lease liability represents an obligation to make lease payments pursuant to the contractual terms of the lease agreement. Right-of-use assets and lease liabilities are initially recognized on the lease commencement date based on the present value of the lease payments over the lease term. For all of our facilities leases, we account for both lease components and nonlease components (e.g., common area maintenance charges, etc.) as a single lease component when determining the present value of our lease payments. Variable lease payments that are not dependent on an index or a rate are excluded from the determination of our right-of-use assets and lease liabilities and such payments are recognized as expense in the period when the related obligation is incurred.

The Company’s lease agreements do not provide implicit interest rates. Instead, the Company uses an incremental borrowing rate determined on the lease commencement date to calculate the present value of future lease payments. The incremental borrowing rate is calculated for each individual lease and represents the rate of interest that the Company would have to pay to borrow on a collateralized basis (in the currency that the lease is denominated) over a similar term an amount equal to the lease payments in a similar economic environment. Right-of-use assets also include any initial direct costs incurred by the lessee and lease payments made to a lessor on or before the related lease commencement date, less any lease incentives received directly from the lessor.

Certain of the Company’s facility lease agreements include options to extend or terminate the lease. When it is reasonably certain that the Company will exercise a renewal or termination option, the present value of the lease payments for the affected lease is adjusted accordingly. Leases with a term of 12 months or less are accounted for in the same manner as long-term lease arrangements, including any related disclosures. Lease expense for operating leases is generally recognized on a straight-line basis over the lease term, unless the related right-of-use asset was previously impaired.

All of our existing sublease arrangements have been classified as operating leases with sublease income recognized on a straight-line basis over the term of the sublease arrangement. To measure the Company’s periodic sublease income, we elected to use an available practical expedient that is permitted under ASU No. 2016-02 to aggregate nonlease components with the related lease components when (i) the timing and pattern of transfer for the nonlease components and the related lease components are the same and (ii) the lease components, if accounted for separately, would be classified as an operating lease. This practical expedient applies to all of our existing sublease arrangements.

When our lease cost for the term of a sublease exceeds our anticipated sublease income for that same period, we treat that circumstance as an indicator that the carrying amount of our right-of-use asset may not be fully recoverable. In those circumstances, we perform an impairment analysis and, if indicated, we record a charge against earnings to reduce the right-of-use asset to the amount deemed to be recoverable in the future. There were no right-of-use asset impairments during the three months ended March 31, 2019.

On the accompanying Condensed Consolidated Balance Sheet as of March 31, 2019, right-of-use assets are classified and reported in Operating leases - right-of-use assets, and the related lease liabilities are included in Accounts payable and accrued liabilities (current) and Operating leases - liabilities (long-term).

Lease Disclosures Under ASU No. 2016-02

All of the Company’s leasing and subleasing activity is recognized in Selling, general and administrative expense in the accompanying Condensed Consolidated Statements of Operations. The table below presents the components of the Company’s net lease cost and certain other information related to the Company’s leasing activities as of and for the three months ended March 31, 2019 (dollars in thousands):

Description:
Three Months Ended March 31, 2019:
Operating lease cost (1)	$35,469
Variable lease cost (2)	3,975
Sublease income	(10,273)
Total lease cost, net (3)	$29,171

Cash paid for amounts included in the measurement of operating lease liabilities	$32,751
Cash receipts from sublease arrangements	$7,828
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,386

As of March 31, 2019:
Weighted average remaining lease term for operating leases (in years)	10.84
Weighted average discount rate for operating leases	6.96%

(1)	Included in the operating lease cost was $10.8 million of costs for subleasing activities.

(2)	These costs are primarily variable lease and nonlease payments that were not fixed at the lease commencement date or are dependent on something other than an index or a rate.

(3)	The Company did not capitalize any operating lease costs during the three months ended March 31, 2019.

As of March 31, 2019, the (i) maturities of operating lease liabilities under non-cancelable arrangements and (ii) estimated future sublease cash receipts from non-cancelable arrangements were as follows (in thousands):

	Operating	Sublease
	Lease	Cash
Period ending December 31,	Payments	Receipts
2019 (remaining nine months)	$92,379	$26,754
2020	119,620	39,742
2021	115,734	41,475
2022	111,757	42,039
2023	107,466	42,953
Thereafter	681,210	171,154
Total future minimum operating lease payments and estimated sublease cash receipts (1)	1,228,166	$364,117
Imputed interest	(391,715)
Total per the Condensed Consolidated Balance Sheet	$836,451

(1)	Approximately 87% of the operating lease payments pertain to properties in the United States.

The table below indicates where the discounted operating lease payments from the above table are classified in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2019 (in thousands):

Description:
Accounts payable and accrued liabilities	$67,296
Operating leases - liabilities	769,155
Total operating lease liabilities per the Condensed Consolidated Balance Sheet	$836,451

As of March 31, 2019, the Company had additional operating leases for facilities that have not yet commenced. These operating leases, which aggregated $24.2 million of undiscounted lease payments, are scheduled to commence during 2019 with lease terms of up to three years.

Lease Disclosures Under Prior GAAP

Based on the Company's selected method of adoption for ASU No. 2016-02, the prior GAAP disclosures presented below are required in our Condensed Consolidated Financial Statements.

As of December 31, 2018, future minimum annual cash payments under non-cancelable operating lease agreements for facilities, office equipment and other assets, which expire during 2019 and through 2038, were as follows (in thousands):

Year ending December 31,
2019	$130,991
2020	121,802
2021	118,945
2022	111,117
2023	106,113
Thereafter	689,360
Total minimum lease payments (1)	$1,278,328

(1) Excludes approximately $372.0 million of sublease income.

Accounting standards issued but not yet adopted. The FASB has issued accounting standards that have not yet become effective and may impact the Company’s consolidated financial statements or related disclosures in future periods. Those standards and their potential impact are discussed below:

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

The FASB continues to work on a number of other accounting standards which, if issued, could materially impact the Company's accounting policies and disclosures in future periods. As these standards have not yet been issued, the effective dates and potential impact are unknown.

Note 2 — Computation of Net Income (Loss) Per Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings. When the impact of common share equivalents is anti-dilutive, they are excluded from the calculation.

The following table sets forth the calculation of basic and diluted income (loss) per share for the periods indicated (in thousands, except per share data):

	Three Months Ended
	March 31,
	2019	2018
Numerator:
Net income (loss) used for calculating basic and diluted income (loss) per common share	$20,795	$(19,587)

Denominator:
Weighted average common shares used in the calculation of basic income (loss) per share	89,882	91,005
Common stock equivalents associated with stock-based compensation plans (1)	1,122	—
Shares used in the calculation of diluted income (loss) per share	91,004	91,005

Basic income (loss) per share	$0.23	$(0.22)
Diluted income (loss) per share	$0.23	$(0.22)

(1)
For the three months ended March 31, 2019, certain common stock equivalents were not included in the computation of diluted income (loss) per share because the effect would have been anti-dilutive. These common share equivalents totaled approximately 0.2 million. For the three months ended March 31, 2018, approximately 1.3 million common stock equivalents were completely excluded from the calculation of diluted income (loss) per share because they were anti-dilutive.

Note 3 — Stock-Based Compensation

The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company currently awards stock-settled stock appreciation rights, service-based and performance-based restricted stock units, and common stock equivalents. As of March 31, 2019, the Company had 4.3 million shares of its common stock, par value $.0005 per share, (the “Common Stock”) available for stock-based compensation awards under its 2014 Long-Term Incentive Plan.

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

Stock-Based Compensation Expense

The Company recognized the following stock-based compensation expense by award type and expense category line item during the periods indicated (in millions):

	Three Months Ended
	March 31,
Award type	2019	2018
Stock appreciation rights	$3.9	$3.5
Restricted stock units	27.7	27.2
Common stock equivalents	0.2	0.2
Total (1)	$31.8	$30.9

	Three Months Ended
	March 31,
Expense category line item	2019	2018
Cost of services and product development	$11.3	$11.4
Selling, general and administrative	20.4	18.2
Acquisition and integration charges (2)	0.1	1.3
Total (1)	$31.8	$30.9

(1) Includes charges of $20.9 million and $17.8 million during the three months ended March 31, 2019 and 2018, respectively, for awards to retirement-eligible employees. Those awards vest on an accelerated basis.
(2) Includes charges related to an acquisition and the related integration process.

As of March 31, 2019, the Company had $124.5 million of total unrecognized stock-based compensation cost, which is expected to be expensed over the remaining weighted average service period of approximately 2.9 years.

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

The following table summarizes changes in SARs outstanding during the three months ended March 31, 2019:

	Stock Appreciation Rights ("SARs") (in millions)	Per Share Weighted Average Exercise Price	Per Share Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2018	1.2	$89.45	$19.88	4.33
Granted	0.3	143.01	32.58	6.85
Exercised	(0.1)	57.65	14.93	n/a
Outstanding at March 31, 2019 (1) (2)	1.4	$100.54	$22.42	4.70
Vested and exercisable at March 31, 2019 (2)	0.7	$83.60	$18.48	3.64

n/a = not applicable

(1) As of March 31, 2019, 0.7 million of the total SARs outstanding were unvested. The Company expects that substantially all of those unvested awards will vest in future periods.
(2) As of March 31, 2019, the total SARs outstanding had an intrinsic value of $72.2 million. On such date, SARs vested and exercisable had an intrinsic value of $50.5 million.

The fair value of a SARs award is determined on the date of grant using the Black-Scholes-Merton valuation model with the following weighted average assumptions:

	Three Months Ended
	March 31,
	2019	2018
Expected dividend yield (1)	—%	—%
Expected stock price volatility (2)	21%	21%
Risk-free interest rate (3)	2.5%	2.5%
Expected life in years (4)	4.6	4.5

(1)	The expected dividend yield assumption was based on both the Company's historical and anticipated dividend payouts. Historically, the Company has not paid cash dividends on its Common Stock.

(2)	The determination of expected stock price volatility was based on both historical Common Stock prices and implied volatility from publicly traded options in the Common Stock.

(3)	The risk-free interest rate was based on the yield of a U.S. Treasury security with a maturity similar to the expected life of the award.

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

The following table summarizes the changes in RSUs outstanding during the three months ended March 31, 2019:

	Restricted Stock Units ("RSUs") (in millions)	Per Share Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	1.4	$101.75
Granted (1)	0.5	139.38
Vested and released	(0.5)	96.19
Outstanding at March 31, 2019 (2) (3)	1.4	$118.18

(1)
The 0.5 million of RSUs granted during the three months ended March 31, 2019 consisted of 0.2 million of performance-based RSUs awarded to executives and 0.3 million of service-based RSUs awarded to non-executive employees. The performance-based awards include RSUs in final settlement of 2018 grants and approximately 0.1 million of RSUs representing the target amount of the grant for the year ending December 31, 2019 that is tied to an increase in Gartner's total contract value for 2019. The number of performance-based RSUs that will ultimately be awarded for 2019 ranges from 0% to 200% of the target amount and will be finalized based on the actual increase in Gartner's total contract value for 2019 as measured on December 31, 2019. If the specified minimum level of achievement is not met, the performance-based RSUs pertaining to 2019 will be forfeited in their entirety and any previously recorded compensation expense will be reversed.

(2)	The Company expects that substantially all of the RSUs outstanding will vest in future periods.

(3)	As of March 31, 2019, the weighted average remaining contractual term of the RSUs outstanding was approximately 1.8 years.

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

The following table summarizes the changes in CSEs outstanding during the three months ended March 31, 2019:

	Common Stock Equivalents ("CSEs")	Per Share Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	109,780	$24.96
Granted	1,119	154.98
Converted to shares of Common Stock upon grant	(852)	125.85
Outstanding at March 31, 2019	110,047	$25.50

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (the “ESP Plan”) wherein eligible employees are permitted to purchase shares of Common Stock through payroll deductions, which may not exceed 10% of an employee’s compensation, or $23,750 in any calendar year, at a price equal to 95% of the closing price of the Common Stock as reported on the New York Stock Exchange at the end of each offering period. As of March 31, 2019, the Company had 0.6 million shares available for purchase under the ESP Plan. The ESP Plan is considered non-compensatory under FASB ASC Topic 718 and, as a result, the Company does not record stock-based compensation expense for employee share purchases. The Company received $5.1 million and $4.1 million in cash from employee share purchases under the ESP Plan during the three months ended March 31, 2019 and 2018, respectively.

Note 4 — Segment Information

Our products and services are delivered through three segments – Research, Conferences and Consulting, as follows:

•
Research provides trusted, objective insights and advice on the mission-critical priorities of leaders across all functional areas of the enterprise through research and other reports, briefings, proprietary tools, access to our analysts and advisors, peer networking services and membership programs that enable our clients to make better decisions. Our traditional strengths in IT, marketing and supply chain research are supplemented by best practice and talent management research insights across a range of business functions, to include human resources, sales, legal and finance.

•
Conferences provides business professionals across the organization the opportunity to learn, share and network. From our flagship Chief Information Officer conference Gartner IT Symposium, to industry-leading conferences focused on specific business roles and topics, to member-driven sessions, our offerings enable attendees to experience the best of Gartner insight and advice live.

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

The following tables present information about the Company’s reportable segments for the periods indicated (in thousands):

Three Months Ended March 31, 2019 (1)	Research	Conferences	Consulting	Consolidated
Revenues	$825,374	$51,932	$93,138	$970,444
Gross contribution	575,168	18,876	28,718	622,762
Corporate and other expenses				(573,963)
Operating income				$48,799

Three Months Ended March 31, 2018	Research	Conferences	Consulting	Other	Consolidated
Revenues	$763,924	$46,087	$82,896	$70,658	$963,565
Gross contribution	531,456	16,190	24,124	43,044	614,814
Corporate and other expenses					(623,525)
Operating loss					$(8,711)

(1) During 2018, the Company divested all of its non-core businesses that comprised its Other segment and, as a result, the Company is no longer recording any additional operating activity in the Other segment.

The following table provides a reconciliation of total segment gross contribution to net income (loss) for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Total segment gross contribution	$622,762	$614,814
Costs and expenses:
Cost of services and product development - unallocated (1)	(1,037)	8,458
Selling, general and administrative	518,770	487,745
Depreciation and amortization	53,458	68,056
Acquisition and integration charges	2,772	59,266
Operating income (loss)	48,799	(8,711)
Interest expense and other, net	25,671	34,160
Loss from divested operations	2,075	—
Provision (benefit) for income taxes	258	(23,284)
Net income (loss)	$20,795	$(19,587)

(1)
The unallocated amounts consist of certain bonus and related fringe costs recorded in consolidated Cost of services and product development expense that are not allocated to segment expense. The Company's policy is to only allocate bonus and related fringe charges to segments for up to 100% of the segment employee's target bonus. Amounts above 100% are absorbed by corporate.

Note 5 — Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair values of the tangible and identifiable intangible net assets acquired. Evaluations of the recoverability of goodwill are performed in accordance with FASB ASC Topic 350, which requires an annual assessment of potential goodwill impairment at the reporting unit level and whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The annual assessment of the recoverability of recorded goodwill can be based on either a qualitative or quantitative assessment or a combination of the two approaches. Both methods utilize estimates which, in turn, require judgments and assumptions regarding future trends and events. As a result, both the precision and reliability of the resulting estimates are subject to uncertainty. If our annual goodwill impairment evaluation determines that the fair value of a reporting unit is less than its related carrying amount, we may recognize an impairment charge. In connection with our most recent annual impairment test of goodwill during the quarter ended September 30, 2018, which indicated no impairment of recorded goodwill, the Company utilized the quantitative approach in assessing the fair values of its reporting units relative to their respective carrying values. Subsequent to completing our 2018 annual impairment test, no events or changes in circumstances were noted that required an interim goodwill impairment test.

The following table presents changes to the carrying amount of goodwill by segment during the three months ended March 31, 2019 (in thousands):

	Research	Conferences	Consulting	Total
Balance at December 31, 2018 (1)	$2,638,418	$187,654	$97,064	$2,923,136
Foreign currency translation impact	(16,386)	(61)	47	(16,400)
Balance at March 31, 2019	$2,622,032	$187,593	$97,111	$2,906,736

(1)	The Company does not have any accumulated goodwill impairment losses.

Finite-Lived Intangible Assets

The following tables present reconciliations of the carrying amounts of the Company's finite-lived intangible assets as of the dates indicated (in thousands):

March 31, 2019	Customer Relationships	Software	Content	Other	Total
Gross cost at December 31, 2018	$1,131,656	$110,701	$98,842	$51,662	$1,392,861
Intangible assets fully amortized	—	—	(85,894)	—	(85,894)
Foreign currency translation impact	8,344	278	—	61	8,683
Gross cost	1,140,000	110,979	12,948	51,723	1,315,650
Accumulated amortization (1)	(210,203)	(44,632)	(7,877)	(36,883)	(299,595)
Balance at March 31, 2019	$929,797	$66,347	$5,071	$14,840	$1,016,055

December 31, 2018	Customer Relationships	Software	Content	Other	Total
Gross cost	$1,131,656	$110,701	$98,842	$51,662	$1,392,861
Accumulated amortization (1)	(184,918)	(38,901)	(92,717)	(33,760)	(350,296)
Balance at December 31, 2018	$946,738	$71,800	$6,125	$17,902	$1,042,565

(1) Finite-lived intangible assets are amortized using the straight-line method over the following periods: Customer relationships—4 to 13 years; Software—3 to 7 years; Content—1.5 to 5 years; and Other—2 to 11 years.

Amortization expense related to finite-lived intangible assets was $33.7 million and $51.6 million during the three months ended March 31, 2019 and 2018, respectively. The estimated future amortization expense by year for finite-lived intangible assets is as follows (in thousands):

2019 (remaining nine months)	$96,977
2020	124,391
2021	103,949
2022	94,410
2023	94,410
Thereafter	501,918
$1,016,055

Note 6 — Debt

2016 Credit Agreement

The Company has a credit facility that currently provides for a $1.5 billion Term loan A facility and a $1.2 billion revolving credit facility (the "2016 Credit Agreement"). The 2016 Credit Agreement contains certain customary restrictive loan covenants, including, among others, financial covenants that apply a maximum leverage ratio and a minimum interest expense coverage ratio, and covenants limiting Gartner’s ability to incur indebtedness, grant liens, make acquisitions, merge, dispose of assets, pay dividends, repurchase stock, make investments and enter into certain transactions with affiliates. The Company was in full compliance with the covenants as of March 31, 2019.

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

Outstanding Borrowings

The following table summarizes the Company’s total outstanding borrowings as of the dates indicated (in thousands):

	March 31,	December 31,
Description:	2019	2018
2016 Credit Agreement - Term loan A facility (1)	$1,336,500	$1,355,062
2016 Credit Agreement - Revolving credit facility (1), (2)	185,000	155,000
Senior Notes (3)	800,000	800,000
Other (4)	6,910	2,030
Principal amount outstanding (5)	2,328,410	2,312,092
Less: deferred financing fees (6)	(28,789)	(30,405)
Net balance sheet carrying amount	$2,299,621	$2,281,687

(1)
The contractual annualized interest rate as of March 31, 2019 on the Term loan A facility and the revolving credit facility was 4.00%, which consisted of a floating eurodollar base rate of 2.50% plus a margin of 1.50%. However, the Company has interest rate swap contracts that effectively convert the floating eurodollar base rates on amounts outstanding to a fixed base rate.

(2)	The Company had approximately $1.0 billion of available borrowing capacity on the revolver (not including the expansion feature) as of March 31, 2019.

(3)	Consists of $800.0 million principal amount of Senior Notes outstanding. The Senior Notes pay a fixed rate of 5.125% and mature on April 1, 2025.

(4)
Consists of two State of Connecticut economic development loans. One of the loans originated in 2012, has a 10-year maturity and the outstanding balance of $1.9 million at March 31, 2019 bears interest at a fixed rate of 3.00%. In connection with an expansion project at its Stamford, Connecticut headquarters, the Company borrowed $5.0 million during the three months ended March 31, 2019 under a financial assistance program offered by the State of Connecticut. This second loan has a 10-year maturity and bears interest at a fixed rate of 1.75%. Principal and interest payments are deferred for the first seven years. The loan has a provision whereby some or all of the $5.0 million principal may be forgiven if the Company meets certain employment targets in the State of Connecticut during the first five years of the loan. Both of these loans may be repaid at any time by the Company without penalty.

(5)
The weighted average annual effective rate on the Company's total debt outstanding for the three months ended March 31, 2019, including the effects of its interest rate swaps discussed below, was 3.99%.

(6)	Deferred financing fees are being amortized to Interest expense, net over the term of the related debt obligation.

Interest Rate Swaps

The Company has five active fixed-for-floating interest rate swap contracts with a total notional value of $1.4 billion that mature through 2022. The Company designates the swaps as accounting hedges of the forecasted interest payments on $1.4 billion of the Company’s variable-rate borrowings. The Company pays base fixed rates on these swaps ranging from 1.53% to 2.13% and in return receives a floating eurodollar base rate on 30-day notional borrowings. The Company also has two additional forward-starting, fixed-for-floating interest rate swap contracts with a combined notional value of $700.0 million that will hedge a portion of the Company's variable-rate borrowings upon the maturity of three of the currently active swap contracts in late 2019. The Company accounts for the interest rate swap contracts as cash flow hedges in accordance with FASB ASC Topic 815. Since the swaps hedge forecasted interest payments, changes in the fair values of the swaps are recorded in accumulated other comprehensive income (loss), a component of equity, as long as the swaps continue to be highly effective hedges of the designated interest rate risk. All of the Company's swaps were considered highly effective hedges of the forecasted interest payments as of March 31, 2019. The interest rate swaps had a net negative fair value (liability) of $30.6 million as of March 31, 2019, which was deferred and recorded in Accumulated other comprehensive loss, net of tax effect.

Note 7 — Equity

Share Repurchase Authorization

The Company has a $1.2 billion board authorization adopted in May 2015 to repurchase the Company's common stock, of which $0.9 billion remained available as of March 31, 2019. The Company may repurchase its common stock from time-to-time in amounts, at prices and in the manner that the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended), accelerated share repurchases, private transactions or other transactions and will be funded from cash on hand and borrowings under our 2016 Credit Agreement. The Company’s share repurchase activity for the periods indicated is presented in the following table:

	Three Months Ended
	March 31,
	2019	2018
Number of shares repurchased (1)	212,424	239,268
Cash paid for repurchased shares (in thousands) (2)	$44,839	$28,394

(1) The average purchase price for repurchased shares was $140.46 and $118.73 for the three months ended March 31, 2019 and 2018, respectively. All of the shares repurchased in both quarterly periods related to the settlement of the Company's stock-based compensation awards.
(2) The cash paid for repurchased shares during the three months ended March 31, 2019 included open market purchases with trade dates in December 2018 that settled in January 2019.

Stockholders' Equity

The following tables provide a reconciliation of changes in the Company's Stockholders' Equity for the periods indicated (in thousands):

For the three months ended March 31, 2019:

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Accumulated Earnings	Treasury Stock	Total
Balance at December 31, 2018	$82	$1,823,710	$(39,867)	$1,755,432	$(2,688,600)	$850,757
Net income	—	—	—	20,795	—	20,795
Other comprehensive loss	—	—	(21,699)	—	—	(21,699)
Issuances under stock plans	—	(2,911)	—	—	7,973	5,062
Common share repurchases	—	—	—	—	(29,837)	(29,837)
Stock-based compensation expense	—	31,819	—	—	—	31,819
Balance at March 31, 2019	$82	$1,852,618	$(61,566)	$1,776,227	$(2,710,464)	$856,897

For the three months ended March 31, 2018:

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income, Net	Accumulated Earnings	Treasury Stock	Total
Balance at December 31, 2017	$82	$1,761,383	$1,508	$1,647,284	$(2,426,792)	$983,465
Adoption of ASU No. 2016-16 (1)	—	—	—	(13,717)	—	(13,717)
Net loss	—	—	—	(19,587)	—	(19,587)
Other comprehensive income	—	—	30,717	—	—	30,717
Issuances under stock plans	—	(4,296)	—	—	8,439	4,143
Common share repurchases	—	—	—	—	(28,408)	(28,408)
Stock-based compensation expense	—	30,958	—	—	—	30,958
Balance at March 31, 2018	$82	$1,788,045	$32,225	$1,613,980	$(2,446,761)	$987,571

(1)
On January 1, 2018, the Company adopted ASU No. 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory" ("ASU No. 2016-16"). ASU No. 2016-16 accelerates the recognition of taxes on certain intra-entity transactions. As a result of the transition rules under ASU No. 2016-16, certain of the Company's balance sheet income tax accounts pertaining to pre-2018 intra-entity transfers, which aggregated $13.7 million, were reversed against accumulated earnings on January 1, 2018.

Accumulated Other Comprehensive Income (Loss), net ("AOCI/L")

The following tables disclose information about changes in AOCI/L by component and the related amounts reclassified out of AOCI/L to income during the periods indicated (net of tax, in thousands) (1):

For the three months ended March 31, 2019:

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2018	$(7,770)	$(5,738)	$(26,359)	$(39,867)
Other comprehensive income (loss) activity during the period:
Change in AOCI/L before reclassifications to income	(12,853)	—	(7,236)	(20,089)
Reclassifications from AOCI/L to income (2), (3)	(1,652)	42	—	(1,610)
Other comprehensive income (loss) for the period	(14,505)	42	(7,236)	(21,699)
Balance – March 31, 2019	$(22,275)	$(5,696)	$(33,595)	$(61,566)

For the three months ended March 31, 2018:

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2017	$2,483	$(5,861)	$4,886	$1,508
Other comprehensive income (loss) activity during the period:
Change in AOCI/L before reclassifications to income	9,365	—	20,547	29,912
Reclassifications from AOCI/L to income (2), (3)	749	56	—	805
Other comprehensive income (loss) for the period	10,114	56	20,547	30,717
Balance – March 31, 2018	$12,597	$(5,805)	$25,433	$32,225

(1)	Amounts in parentheses represent debits (deferred losses).

(2)
The reclassifications related to interest rate swaps (cash flow hedges) were recorded in Interest expense, net of tax effect. See Note 6 – Debt and Note 9 – Derivatives and Hedging for information regarding the cash flow hedges.

(3)
The reclassifications related to defined benefit pension plans were primarily recorded in Selling, general and administrative expense, net of tax effect. See Note 11 – Employee Benefits for information regarding the Company’s defined benefit pension plans.

Note 8 — Income Taxes

The provision for income taxes for the three months ended March 31, 2019 was an expense of $0.3 million on pretax income of $21.1 million compared to a benefit of $23.3 million on a pretax loss of $42.9 million during the three months ended March 31, 2018. The effective income tax rate was 1.2% for the three months ended March 31, 2019 and 54.3% for the same period in 2018. The quarter-over-quarter decrease in the effective income tax rate was primarily attributable to the relative impact of tax benefits from stock-based compensation expense. The tax benefits from stock-based compensation expense during the first quarter of 2019 decreased the tax rate on pretax income while such benefits in the first quarter of 2018 increased the tax rate on the pretax loss. In addition to the impact of stock-based compensation expense, the quarter-over-quarter decrease in the effective income tax rate was also driven by 2018 tax benefits from divestitures.

The Company had gross unrecognized tax benefits of $80.2 million at March 31, 2019 and $90.3 million at December 31, 2018. It is reasonably possible that gross unrecognized tax benefits will decrease by approximately $8.0 million within the next 12 months due to the anticipated closure of audits and the expiration of certain statutes of limitation.

In connection with the Company’s adoption of ASU No. 2016-02 on January 1, 2019, operating leases were recorded on the accompanying Condensed Consolidated Balance Sheet, including the recognition of operating lease liabilities and corresponding right-of-use assets. The corresponding deferred tax assets and deferred tax liabilities were also recorded. The net deferred tax impact was zero. Note 1 — Business and Basis of Presentation provides additional information regarding our leases and the adoption of ASU No. 2016-02.

In April 2019, we completed an intercompany sale of certain intellectual property that we expect will have a material favorable tax impact on the Company's second quarter 2019 financial results. In addition, we recently received approval from the Internal Revenue Service for an accounting method change related to the taxation of certain pension plans. We are analyzing the impact of this accounting method change on the consolidated financial statements, which could result in a material favorable tax impact.

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

March 31, 2019
Derivative Contract Type	Number of Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in AOCI/L
Interest rate swaps (1)	7	$2,100,000	$(30,618)	Other liabilities	$(22,275)
Foreign currency forwards (2)	56	295,509	(354)	Accrued liabilities	—
Total	63	$2,395,509	$(30,972)		$(22,275)

December 31, 2018
Derivative Contract Type	Number of Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in AOCI/L
Interest rate swaps (1)	7	$2,100,000	$(10,681)	Other liabilities	$(7,770)
Foreign currency forwards (2)	135	927,375	(1,942)	Accrued liabilities	—
Total	142	$3,027,375	$(12,623)		$(7,770)

(1)
The swaps have been designated and are accounted for as cash flow hedges of the forecasted interest payments on borrowings. As a result, changes in the fair values of the swaps are deferred and recorded in AOCI/L, net of tax effect. Note 6 — Debt provides additional information.

(2)
The Company has foreign exchange transaction risk because it typically enters into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currency. The Company enters into short-term foreign currency forward exchange contracts to mitigate the cash flow risk associated with changes in foreign currency rates on forecasted foreign currency transactions. These contracts are accounted for at fair value with realized and unrealized gains and losses recognized in Other (expense) income, net because the Company does not designate these contracts as hedges for accounting purposes. All of the outstanding foreign currency forward exchange contracts at March 31, 2019 matured by the end of April 2019.

(3)	See Note 10 — Fair Value Disclosures for the determination of the fair values of these instruments.

At March 31, 2019, all of the Company’s derivative counterparties were investment grade financial institutions. The Company did not have any collateral arrangements with its derivative counterparties and none of the derivative contracts contained credit-risk related contingent features. The following table provides information regarding amounts recognized in the Condensed Consolidated Statements of Operations for derivative contracts for the periods indicated (in thousands):

	Three Months Ended
	March 31,
Amount recorded in:	2019	2018
Interest (income) expense, net (1)	$(2,271)	$945
Other expense (income), net (2)	(1,838)	(7,232)
Total expense (income), net	$(4,109)	$(6,287)

(1)	Consists of interest (income) expense from interest rate swap contracts.

(2)	Consists of net realized and unrealized gains and losses on foreign currency forward contracts.

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

The following table presents the fair value of certain financial assets and liabilities (in thousands):

Description:	March 31, 2019	December 31, 2018
Assets:
Values based on Level 1 inputs:
Deferred compensation plan assets (1)	$10,537	$8,956
Total Level 1 inputs	10,537	8,956
Values based on Level 2 inputs:
Deferred compensation plan assets (1)	62,678	57,690
Foreign currency forward contracts (2)	196	1,318
Total Level 2 inputs	62,874	59,008
Total Assets	$73,411	$67,964
Liabilities:
Values based on Level 2 inputs:
Deferred compensation plan liabilities (1)	$71,210	$68,570
Foreign currency forward contracts (2)	550	3,260
Interest rate swap contracts (3)	30,618	10,681
Senior Notes due 2025 (4)	808,736	776,160
Total Level 2 inputs	911,114	858,671
Total Liabilities	$911,114	$858,671

(1)
The Company has a deferred compensation plan for the benefit of certain highly compensated officers, managers and other key employees. The assets consist of investments in money market funds, mutual funds and company-owned life insurance contracts, which are valued based on Level 1 or Level 2 inputs. The related deferred compensation plan liabilities are recorded at fair value, or the estimated amount needed to settle the liability, which the Company considers to be a Level 2 input.

(2)
The Company enters into foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates (see Note 9 — Derivatives and Hedging). Valuation of these contracts is based on observable foreign currency exchange rates in active markets, which the Company considers to be a Level 2 input.

(3)
The Company has interest rate swap contracts that hedge the risk of variability from interest payments on its borrowings (see Note 6 — Debt). The fair value of interest rate swaps is based on mark-to-market valuations prepared by a third-party broker. Those valuations are based on observable interest rates from recently executed market transactions and other observable market data, which the Company considers to be Level 2 inputs. The Company independently corroborates the reasonableness of the valuations prepared by the third-party broker through the use of an electronic quotation service.

(4)
As discussed in Note 6 — Debt, the Company has $800.0 million of principal amount fixed-rate Senior Notes due in 2025. The estimated fair value of the notes was derived from quoted market prices provided by an independent dealer, which the Company considers to be a Level 2 input.

Note 11 — Employee Benefits
The Company has defined benefit pension plans in several of its international locations. Benefits paid under these plans are based on years of service and level of employee compensation. The Company’s defined benefit pension plans are accounted for in accordance with FASB ASC Topics 715 and 960. Net periodic pension expense was $0.8 million and $0.7 million for the three months ended March 31, 2019 and 2018, respectively.

Note 12 — Contingencies

Legal Matters. The Company is involved in legal proceedings and litigation arising in the ordinary course of business. We believe that the potential liability, if any, in excess of amounts already accrued from all proceedings, claims and litigation will not have a material effect on our financial position, cash flows or results of operations when resolved in a future period.

Indemnifications. The Company has various agreements that may obligate us to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of March 31, 2019, the Company did not have any material payment obligations under any such indemnification agreements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of the following Management’s Discussion and Analysis (“MD&A”) is to facilitate an understanding of significant factors influencing the quarterly operating results, financial condition and cash flows of Gartner, Inc. Additionally, the MD&A conveys our expectations of the potential impact of known trends, events or uncertainties that may impact future results. You should read this discussion in conjunction with our condensed consolidated financial statements and related notes included in this report and our Annual Report on Form 10-K for the year ended December 31, 2018 (the "2018 Form 10-K"). Historical results and percentage relationships are not necessarily indicative of operating results for future periods. References to “Gartner,” the "Company,” “we,” “our” and “us” in this MD&A are to Gartner, Inc. and its consolidated subsidiaries.

Business Divestitures

During 2018, the Company divested all of its non-core businesses that comprised its Other segment and, as a result, the Company is no longer recording any additional operating activity in the Other segment. The Other segment had $70.7 million of revenues and $43.0 million of gross contribution in the first quarter of 2018.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions, projections or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expect,” “should,” “could,” “believe,” “plan,” “anticipate,” “estimate,” “predict,” “potential,” “continue” or other words of similar meaning.

We operate in a very competitive and rapidly changing environment that involves numerous risks and uncertainties, some of which are beyond our control. Additionally, our quarterly and annual revenues, operating income and cash flows fluctuate as a result of many factors, including: the timing of our Symposium/ITxpo series that normally occurs during the fourth quarter, as well as our other conferences and meetings; the amount of new business generated, including from acquisitions; the mix of domestic and international business; domestic and international economic conditions; changes in market demand for our products and services; changes in foreign currency rates; the timing of the development, introduction and marketing of new products and services; competition in the industry; the payment of performance compensation; and other factors. The potential fluctuations in our operating income could cause period-to-period comparisons of operating results not to be meaningful and could provide an unreliable indication of future operating results. A description of the risk factors associated with our business is included under “Risk Factors” in Item 1A. of the 2018 Form 10-K, which is incorporated herein by reference.

Forward-looking statements are subject to risks, estimates and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those listed above or described under Risk Factors in our 2018 Form 10-K. Readers should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date hereof, and forward-looking statements in documents attached that are incorporated by reference speak only as of the date of those documents. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.

BUSINESS OVERVIEW

Gartner, Inc. (NYSE: IT) is the world’s leading research and advisory company and a member of the S&P 500. We equip business leaders with indispensable insights, advice and tools to achieve their mission–critical priorities today and build the successful organizations of tomorrow. We believe our unmatched combination of expert-led, practitioner-sourced and data-driven research steers clients toward the right decisions on the issues that matter most. We are a trusted advisor and objective resource for more than 15,000 organizations in more than 100 countries — across all major functions, in every industry and enterprise size.

Gartner delivers its products and services globally through three business segments:

•
Research provides trusted, objective insights and advice on the mission-critical priorities of leaders across all functional areas of the enterprise through research and other reports, briefings, proprietary tools, access to our analysts and advisors, peer networking services and membership programs that enable our clients to make better decisions. Our traditional strengths in

IT, marketing and supply chain research are supplemented by best practice and talent management research insights across a range of business functions, to include human resources, sales, legal and finance.

•
Conferences provides business professionals across the organization the opportunity to learn, share and network. From our flagship CIO conference Gartner IT Symposium, to industry-leading conferences focused on specific business roles and topics, to member-driven sessions, our offerings enable attendees to experience the best of Gartner insight and advice live.

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

We had total revenues of $1.0 billion in the first quarter of 2019, an increase of 1% compared to the first quarter of 2018. Quarter-over-quarter revenues for Research, Conferences and Consulting increased 8%, 13% and 12%, respectively, during the first quarter of 2019. Those increases were partially offset by a decrease in revenue of $70.7 million attributable to the divestitures of all non-core businesses in the Other segment. For a more complete discussion of our results by segment, see Segment Results below.

For the first quarter of 2019, we had net income of $20.8 million and diluted income per share of $0.23. Cash provided by operating activities was $35.6 million and $2.7 million during the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had $149.3 million of cash and cash equivalents and approximately $1.0 billion of available borrowing capacity on our revolving credit facility. For a more complete discussion of our cash flows and financial position, see Liquidity and Capital Resources below.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our consolidated financial statements requires the application of appropriate accounting policies and the use of estimates. Our significant accounting policies are described in Note 1 — Business and Significant Accounting Policies in the Notes to Consolidated Financial Statements of Gartner, Inc. in the 2018 Form 10-K. Management considers the policies discussed below to be critical to an understanding of our financial statements because their application requires complex and subjective management judgments and estimates. Specific risks for these critical accounting policies are also described below.

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

Accounting for leases — On January 1, 2019, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update No. 2016-02, "Leases," as amended ("ASU No. 2016-02" or the “new lease standard”), which substantively modifies the accounting and disclosure requirements for lease arrangements. Prior to the issuance of ASU No. 2016-02, generally accepted accounting principles in the United States of America under FASB Accounting Standards Codification ("ASC") Topic 840, Leases, provided that lease arrangements meeting certain criteria were not recorded on an entity's balance sheet. ASU No. 2016-02 significantly changes the accounting for leases because a right-of-use model is now used whereby a lessee must record a right-of-use asset and a related lease liability on its balance sheet for most of its leases. Under ASU No. 2016-02, leases are classified as either operating or finance arrangements, with such classification affecting the pattern of expense recognition in an entity's income statement. ASU No. 2016-02 also requires significantly expanded disclosures to meet the objective of enabling users of financial statements to assess the amount, timing and uncertainty of cash flows related to leases.

The Company adopted ASU No. 2016-02 using a modified retrospective approach. We elected to use an optional transition method available under ASU No. 2016-02 to record the required cumulative effect adjustments to the opening balance sheet in the period of adoption rather than in the earliest comparative period presented. As such, the Company's historical consolidated financial statements have not been restated. Certain permitted practical expedients were used by the Company upon adoption of the new lease standard, including: (i) combining lease and nonlease components as a single lease component for purposes of the recognition and measurement requirements under ASU No. 2016-02; (ii) not reassessing a lease arrangement to determine if its classification should be changed under ASU No. 2016-02; and (iii) not reassessing initial direct costs for leases that were in existence on the date of adoption.

The adoption of ASU No. 2016-02 on January 1, 2019 had a material impact on our consolidated balance sheet because the right-of-use model significantly increased both our assets and liabilities from our lease arrangements (all of which are operating leases that were not previously recorded on the Company’s consolidated balance sheets). The adoption of the new lease standard resulted in the recognition of operating lease liabilities aggregating $851.3 million based on the present value of the Company’s remaining minimum lease payments, while the corresponding right-of-use assets totaled $651.9 million. Additionally, the Company’s adoption of ASU No. 2016-02 resulted in a net increase of $638.7 million in each of the Company’s Total Assets and Total Liabilities; however, there was no effect on the Company’s Total Stockholders’ Equity. The Company’s Condensed Consolidated Statements of Operations and its cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 were not materially impacted by the adoption of the new lease standard. Note 1 — Business and Basis of Presentation in the Notes to Condensed Consolidated Financial Statements provides additional information regarding our leases and the adoption of ASU No. 2016-02.

Revenue recognition — Revenue is recognized in accordance with the requirements of FASB ASC Topic 606, “Revenue from Contracts with Customers.” Revenue is only recognized once all of the required criteria for revenue recognition have been met. Our revenue by significant source is accounted for as follows:

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

Note 1 — Business and Basis of Presentation in the Notes to Condensed Consolidated Financial Statements provides additional information regarding our revenues.

Uncollectible fees receivable — The Company maintains an allowance for losses of uncollectible receivables that is classified in our consolidated balance sheets as an offset to the gross amount of fees receivable. Increases and decreases to the allowance are recognized in earnings.

The determination of the amount of the allowance is based on historical loss experience, an assessment of current economic conditions, the aging of outstanding receivables, the financial health of specific clients and probable losses. This evaluation is inherently judgmental and requires estimates. The allowance is periodically re-evaluated and adjusted as more information about the ultimate collectability of fees receivable becomes available. Circumstances that could cause the allowance to increase include changes in our clients’ liquidity and credit quality, other factors negatively impacting our clients’ ability to pay their obligations as they come due, and the effectiveness of our collection efforts.

The following table presents our gross fees receivable and the related allowance for losses as of the dates indicated (in thousands):

	March 31, 2019	December 31, 2018
Gross fees receivable	$1,186,559	$1,262,818
Allowance for losses	(7,700)	(7,700)
Fees receivable, net	$1,178,859	$1,255,118

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

We conducted a quantitative assessment of the fair values of all of the Company's reporting units during the quarter ended September 30, 2018. Our assessment determined that the fair values of the Company's reporting units continue to exceed their respective carrying values and, as a result, no goodwill impairment was indicated. Subsequent to completing our 2018 annual impairment test, no events or changes in circumstances were noted that required an interim goodwill impairment test. Note 5 — Goodwill and Intangible Assets in the Notes to Condensed Consolidated Financial Statements provides additional information regarding goodwill and amortizable intangible assets.

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

Accounting for stock-based compensation — The Company accounts for stock-based compensation awards in accordance with FASB ASC Topics 505 and 718 and SEC Staff Accounting Bulletins No. 107 and No. 110. The Company recognizes stock-based compensation expense, which is based on the fair value of the award on the date of grant, over the related service period. Note 3 — Stock-Based Compensation in the Notes to Condensed Consolidated Financial Statements provides additional information regarding stock-based compensation. Determining the appropriate fair value model and calculating the fair value of stock-based compensation awards requires the use of certain subjective assumptions, including the expected life of a stock-based compensation award and the Company’s common stock price volatility. In addition, determining the appropriate periodic stock-based compensation expense requires management to estimate the likelihood of the achievement of certain performance targets. The assumptions used in calculating the fair values of stock-based compensation awards and the related periodic expense represent management’s best estimates, which involve inherent uncertainties and the application of judgment. As a result, if circumstances change and the Company deems it necessary in the future to modify the assumptions it made or to use different assumptions, or if the quantity and nature of the Company’s stock-based compensation awards changes, then the amount of expense may need to be adjusted and future stock-based compensation expense could be materially different from what has been recorded in the current period.

Restructuring and other accruals — We may record accruals for severance costs, contract terminations, asset impairments and other costs as a result of ongoing actions we undertake to streamline our organization, reposition certain businesses and reduce ongoing costs. Estimates of costs to be incurred to complete these actions, such as future payments under contractual arrangements, the fair value of assets, and severance and related benefits, are based on assumptions at the time the actions are initiated. These accruals may need to be adjusted to the extent that actual costs differ from such estimates. In addition, these actions may be revised due to changes in business conditions that we did not foresee at the time such plans were approved. We also record accruals during the year for our various employee cash incentive programs. Amounts accrued at the end of each reporting period are based on our estimates and may require adjustment as the ultimate amount paid for these incentives are sometimes not known with certainty until the end of our fiscal year.

RESULTS OF OPERATIONS
Consolidated Results
The table below presents an analysis of selected line items and period-over-period changes in our interim Condensed Consolidated Statements of Operations for the periods indicated (in thousands).

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	Effect on Net Income - Increase (Decrease)	Increase (Decrease) %
Total revenues	$970,444	$963,565	$6,879	1%
Costs and expenses:
Cost of services and product development	346,645	357,209	10,564	3
Selling, general and administrative	518,770	487,745	(31,025)	(6)
Depreciation	19,775	16,410	(3,365)	(21)
Amortization of intangibles	33,683	51,646	17,963	35
Acquisition and integration charges	2,772	59,266	56,494	95
Operating income (loss)	48,799	(8,711)	57,510	>100
Interest expense, net	(24,847)	(35,059)	10,212	29
Loss from divested operations	(2,075)	—	(2,075)	(100)
Other (expense) income, net	(824)	899	(1,723)	>(100)
Provision (benefit) for income taxes	258	(23,284)	(23,542)	>(100)
Net income (loss)	$20,795	$(19,587)	$40,382	>100%

Total revenues for the three months ended March 31, 2019 were $970.4 million, an increase of $6.9 million, or 1% compared to the same period in 2018 on a reported basis and 4% excluding the foreign currency impact. The 2018 period includes $70.7 million of revenue attributable to the Company's Other segment. During 2018, the Company divested all of the non-core businesses comprising that segment, and as a result there are no revenues recorded in the Other segment in 2019. Refer to the section of this MD&A below entitled “Segment Results” for a discussion of revenues and results by segment.

Cost of services and product development was $346.6 million during the three months ended March 31, 2019, a decrease of $10.6 million compared to the same period in 2018, or a decrease of 3% on a reported basis and 1% excluding the foreign currency impact. The decrease in Cost of services and product development on a reported basis was primarily due to a reduction in expense resulting from certain businesses that were divested during 2018. Cost of services and product development as a percent of revenues was 36% and 37% during the three months ended March 31, 2019 and 2018, respectively.

Selling, general and administrative (“SG&A”) expense was $518.8 million during the three months ended March 31, 2019, an increase of $31.0 million compared to the same period in 2018, or 6% on a reported basis and 10% excluding the foreign currency impact. This increase was primarily due to (i) higher commissions from increased sales bookings and (ii) more payroll and related benefits costs, which were driven mostly by increased headcount. These items were partially offset by a reduction in SG&A expense resulting from certain businesses that were divested during 2018. The overall headcount growth includes increases in quota-bearing sales associates at Global Technology Sales and Global Business Sales to 3,049 and 868, respectively, at March 31, 2019. On a combined basis, the total number of quota-bearing sales associates increased by 13% when compared to March 31, 2018. SG&A expense as a percent of revenues was 53% and 51% during the three months ended March 31, 2019 and 2018, respectively.

Depreciation increased by 21% during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase in depreciation was due to additional investments, including new facilities and capitalized software.

Amortization of intangibles decreased by 35% during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 due to certain businesses that were divested during 2018, including the related intangible assets, as well as certain intangible assets becoming fully amortized in 2018.

Acquisition and integration charges were $2.8 million and $59.3 million during the three months ended March 31, 2019 and 2018, respectively. The decrease is the result of the Company having completed two acquisitions in 2017 and none in 2018 or 2019.

Operating income (loss) was $48.8 million and $(8.7) million in the three months ended March 31, 2019 and 2018, respectively. The improvement in profitability reflects several factors, including: (i) reduced amortization of intangibles and acquisition and integration charges; and (ii) higher segment contributions, primarily in our Research segment and, to a lesser extent, in Conferences and Consulting, both of which were partially offset by higher SG&A expense.

Interest expense, net declined to $24.8 million during the three months ended March 31, 2019, or $10.2 million compared to the three months ended March 31, 2018. The decrease was primarily due to lower average outstanding borrowings in the 2019 period.

Loss from divested operations during the three months ended March 31, 2019 was $2.1 million, primarily due to the adjustment of certain working capital balances related to the Company's 2018 divestitures.

Other (expense) income, net for the periods presented herein primarily reflect the net impact of foreign currency gains and losses from our hedging activities, as well as sales of certain state tax credits and the recognition of other tax incentives.

The provision for income taxes for the three months ended March 31, 2019 was an expense of $0.3 million on pretax income of $21.1 million compared to a benefit of $23.3 million on a pretax loss of $42.9 million during the three months ended March 31, 2018. The effective income tax rate was 1.2% for the three months ended March 31, 2019 and 54.3% for the same period in 2018. The quarter-over-quarter decrease in the effective income tax rate was primarily attributable to the relative impact of tax benefits from stock-based compensation expense. The tax benefits from stock-based compensation expense during the first quarter of 2019 decreased the tax rate on pretax income while such benefits in the first quarter of 2018 increased the tax rate on the pretax loss. In addition to the impact of stock-based compensation expense, the quarter-over-quarter decrease in the effective income tax rate was also driven by 2018 tax benefits from divestitures. In April 2019, we completed an intercompany sale of certain intellectual property that we expect will have a material favorable tax impact on the Company's second quarter 2019 financial results.

Net income during the three months ended March 31, 2019 was $20.8 million compared to a net loss of $19.6 million for the same period in 2018. Additionally, our diluted net income per share during the 2019 period increased by $0.45 compared to the same period in 2018. These quarter-over-quarter changes reflect an improvement in our 2019 operating profitability and lower interest expense, partially offset by an increase in the tax provision and a loss from divested operations during the 2019 period.

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

Business Divestitures

During 2018, the Company divested all of its non-core businesses that comprised its Other segment and, as a result, the Company is no longer recording any additional operating activity in the Other segment. The Other segment had $70.7 million of revenues and $43.0 million of gross contribution in the first quarter of 2018.

Reportable Segments

The Company’s reportable segments are as follows:

•
Research provides trusted, objective insights and advice on the mission-critical priorities of leaders across all functional areas of the enterprise through research and other reports, briefings, proprietary tools, access to our analysts and advisors, peer networking services and membership programs that enable our clients to make better decisions. Our traditional strengths in IT, marketing and supply chain research are supplemented by best practice and talent management research insights across a range of business functions, including human resources, sales, legal and finance.

•
Conferences provides business professionals across the organization the opportunity to learn, share and network. From our flagship CIO conference Gartner IT Symposium, to industry-leading conferences focused on specific business roles and topics, to member-driven sessions, our offerings enable attendees to experience the best of Gartner insight and advice live.

•
Consulting provides customized solutions to unique client needs through on-site, day-to-day support, as well as proprietary tools for measuring and improving IT performance with a focus on cost, performance, efficiency and quality.

The sections below present the results of the Company's three reportable business segments:

Research

	As Of And For The Three Months Ended March 31, 2019	As Of And For The Three Months Ended March 31, 2018	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$825,374	$763,924	$61,450	8%
Gross contribution (1)	$575,168	$531,456	$43,712	8%
Gross contribution margin	70%	70%	—	—

Business Measurements:
Global Technology Sales (2):
Contract value (1), (3)	$2,532,000	$2,215,000	$317,000	14%
Client retention	82%	83%	(1) point	—
Wallet retention	105%	104%	1 point	—
Global Business Sales (2):
Contract value (1), (3)	$595,000	$597,000	$(2,000)	—%
Client retention	81%	82%	(1) point	—
Wallet retention	94%	99%	(5) points	—

(1)	Dollars in thousands.

(2)	Global Technology Sales includes sales to users and providers of technology. Global Business Sales includes sales to all other functional leaders.

(3)	Contract values are on a foreign exchange neutral basis. Contract values as of March 31, 2018 have been calculated using the same foreign currency rates as 2019.

Research revenues increased by $61.5 million during the three months ended March 31, 2019 compared to the same period in 2018, or 8% on a reported basis and 11% excluding the foreign currency impact. The gross contribution margin was 70% in both periods. Total contract value increased to $3.1 billion at March 31, 2019, or 11% when compared to March 31, 2018.

Total contract value at March 31, 2019 increased by double-digits across almost all of the Company’s client sizes as well as approximately three-quarters of its industry segments when compared to March 31, 2018. Global Technology Sales ("GTS") contract value increased by 14% at March 31, 2019 when compared to March 31, 2018, while Global Business Sales ("GBS") contract value was flat year-over-year. The 14% increase in GTS contract value reflects additional sales headcount and productivity improvements. The GBS contract value at March 31, 2019 reflects the Company's strategic decision to discontinue new sales of the largest legacy enterprise products in favor of new seat-based GxL products (i.e., products for business leaders across an enterprise).

GTS client retention was 82% and 83% as of March 31, 2019 and 2018, respectively, while wallet retention was 105% and 104%, respectively. GBS client retention was 81% and 82% as of March 31, 2019 and 2018, respectively, while wallet retention was 94% and 99%, respectively. The number of GTS client enterprises increased by 4% at March 31, 2019 when compared to March 31, 2018, while the corresponding number of GBS client enterprises declined by 8% year-over-year.

Conferences

	As Of And For The Three Months Ended March 31, 2019	As Of And For The Three Months Ended March 31, 2018	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$51,932	$46,087	$5,845	13%
Gross contribution (1)	$18,876	$16,190	$2,686	17%
Gross contribution margin	36%	35%	1 point	—

Business Measurements:
Number of destination conferences (2)	12	14	(2)	(14)%
Number of destination conferences attendees (2)	11,530	11,643	(113)	(1)%

(1)	Dollars in thousands.

(2)	Single day, local meetings are excluded.

Conferences revenues increased by $5.8 million during the three months ended March 31, 2019 compared to the same period in 2018, or 13% on a reported basis and 17% excluding the foreign currency impact. Revenues from both attendees and exhibitors at our destination conferences, as well as revenues from our single day local meetings, increased by double-digits during 2019. We held 12 destination conferences in the first quarter of 2019 with a 1% decrease in the number of attendees and an 8% increase in exhibitors when compared to the same period in 2018, while the average revenue per attendee and exhibitor increased by 13% and 5%, respectively.

The gross contribution margin improved by one point in the 2019 period compared to the 2018 period due to greater profitability at our ongoing conferences, which was primarily driven by increased exhibitor participation and improvements in our average revenue per attendee and exhibitor, as well as our continuing efforts to efficiently manage our conference-related expenses. Partially offsetting these items were higher costs associated with increased headcount.

Consulting

	As Of And For The Three Months Ended March 31, 2019	As Of And For The Three Months Ended March 31, 2018	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$93,138	$82,896	$10,242	12%
Gross contribution (1)	$28,718	$24,124	$4,594	19%
Gross contribution margin	31%	29%	2 points	—

Business Measurements:
Backlog (1), (2)	$108,300	$101,300	$7,000	7%
Billable headcount	739	694	45	6%
Consultant utilization	69%	65%	4 points	—
Average annualized revenue per billable headcount (1)	$401	$387	$14	4%

(1)	Dollars in thousands.

(2)	Backlog is on a foreign exchange neutral basis. Backlog as of March 31, 2018 is calculated using the same foreign currency rates as 2019.

Consulting revenues increased 12% during the three months ended March 31, 2019 compared to the same period in 2018 on a reported basis and 16% excluding the foreign currency impact, with revenue improvements in labor-based core consulting and contract optimization of 7% and 60%, respectively, on a reported basis. Contract optimization revenue may vary significantly and, as such, the 2019 period may not be indicative of results for the remainder of 2019 or beyond. The segment gross contribution margin was 31% and 29% for the three months ended March 31, 2019 and 2018, respectively. The higher margin during the 2019 period was due to the increase in contract optimization revenue, which has a higher contribution margin than our labor-based core consulting, partially offset by the costs associated with increased headcount in labor-based core consulting.

Excluding the foreign currency impact, backlog increased by $7.0 million, or 7%, from March 31, 2018 to March 31, 2019. The $108.3 million of backlog at March 31, 2019 represented approximately four months of backlog, which is in line with the Company's operational target.

LIQUIDITY AND CAPITAL RESOURCES

We finance our operations through cash generated from our operating activities and borrowings. Note 6 — Debt in the Notes to Condensed Consolidated Financial Statements herein provides additional information regarding the Company's outstanding debt obligations. At March 31, 2019, we had $149.3 million of cash and cash equivalents and approximately $1.0 billion of available borrowing capacity on the revolving credit facility under our 2016 Credit Agreement. We believe that the Company has adequate liquidity to meet its currently anticipated needs.

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

Our cash and cash equivalents are held in numerous locations throughout the world with 74% held overseas at March 31, 2019. The Company intends to reinvest substantially all of its accumulated undistributed foreign earnings, except in instances where repatriation would result in minimal additional tax. As a result of the U.S. Tax Cuts and Jobs Act of 2017, we believe that the income tax impact if such earnings were repatriated would be minimal.

The following table summarizes the changes in the Company’s cash balances for the periods indicated (in thousands):

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	Increase (Decrease)
Cash provided by operating activities	$35,596	$2,724	$32,872
Cash used in investing activities	(22,355)	(16,679)	(5,676)
Cash used in financing activities	(23,438)	(329,083)	305,645
Net (decrease) increase in cash and cash equivalents and restricted cash	(10,197)	(343,038)	332,841
Effects of exchange rates	804	3,610	(2,806)
Beginning cash and cash equivalents and restricted cash	158,663	567,058	(408,395)
Ending cash and cash equivalents and restricted cash	$149,270	$227,630	$(78,360)

Operating

Cash provided by operating activities was $35.6 million and $2.7 million during the three months ended March 31, 2019 and 2018, respectively. The quarter-over-quarter increase was primarily driven by net income of $20.8 million in the 2019 period compared to a net loss of $19.6 million in the 2018 period as well as (i) lower cash payments for interest on our borrowings in 2019 and (ii) lower acquisition and integration cash payments in 2019.

Investing

Cash used in investing activities was $22.4 million during the three months ended March 31, 2019 compared to cash used of $16.7 million in the 2018 period. The cash used in both periods was primarily for capital expenditures.

Financing

Cash used in financing activities was $23.4 million in the three months ended March 31, 2019 compared to cash used of $329.1 million during the same period in 2018. During the 2019 period, the Company borrowed an additional $16.3 million on a net basis and used $44.8 million in cash for share repurchases. During the 2018 period, the Company paid $304.8 million in debt principal repayments and $28.4 million for share repurchases.

OBLIGATIONS AND COMMITMENTS

Debt

As of March 31, 2019, the Company had $2.3 billion of principal amount of debt outstanding. Note 6 — Debt in the Notes to Condensed Consolidated Financial Statements herein provides additional information regarding the Company's outstanding debt obligations.

Off-Balance Sheet Arrangements

Through March 31, 2019, we have not entered into any material off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

RECENTLY ISSUED ACCOUNTING STANDARDS

The FASB has issued accounting standards that have not yet become effective and that may impact the Company’s condensed consolidated financial statements and related disclosures in future periods. Note 1 — Business and Basis of Presentation in the Notes to Condensed Consolidated Financial Statements herein provides information regarding those accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

As of March 31, 2019, the Company had $2.3 billion in total debt principal outstanding. Note 6 — Debt in the Notes to Condensed Consolidated Financial Statements herein provides additional information regarding the Company's outstanding debt obligations.

Approximately $1.5 billion of the Company's total debt outstanding as of March 31, 2019 was based on a floating base rate of interest, which potentially exposes the Company to increases in interest rates. However, we partially reduce our overall exposure to changes in interest rates through our interest rate swap contracts, which effectively convert the floating base interest rate on a portion of these variable-rate borrowings to fixed rates. Thus, we are exposed to base interest rate risk on floating rate borrowings only in excess of any amounts that are not hedged. At March 31, 2019, we had unhedged interest rate risk on approximately $122.0 million of borrowings. As an indication of our potential exposure to changes in interest rates, a hypothetical 25 basis point increase or decrease in interest rates could change our annual pretax interest expense by approximately $0.3 million.

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

Translation risk arises as our foreign currency assets and liabilities are translated into U.S. dollars since the functional currencies of our foreign operations are generally denominated in the local currency. Adjustments resulting from the translation of these assets and liabilities are deferred and recorded as a component of stockholders’ equity. A measure of the potential impact of foreign currency translation can be determined through a sensitivity analysis of our cash and cash equivalents. At March 31, 2019, we had $149.3 million of cash and cash equivalents, with a substantial portion denominated in foreign currencies. If the exchange rates of the foreign currencies we hold all changed in comparison to the U.S. dollar by 10%, the amount of cash and cash equivalents we would have reported on March 31, 2019 could have increased or decreased by approximately $11.0 million. The translation of our foreign currency revenues and expenses historically has not had a material impact on our consolidated earnings since movements in and among the major currencies in which we operate tend to impact our revenues and expenses fairly equally. However, our earnings could be impacted during periods of significant exchange rate volatility, or when some or all of the major currencies in which we operate move in the same direction against the U.S dollar.

Transaction risk arises when we enter into a transaction that is denominated in a currency that may differ from the local functional currency. As these transactions are translated into the local functional currency, a gain or loss may result, which is recorded in current period earnings. We typically enter into foreign currency forward exchange contracts to mitigate the effects of some of this foreign currency transaction risk. Our outstanding currency contracts as of March 31, 2019 had an immaterial net unrealized loss.

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

Management conducted an evaluation, as of March 31, 2019, of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed under the Exchange Act.

Except as set forth below, there have been no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

On January 1, 2019, we adopted ASU No. 2016-02, “Leases,” which required us to implement new lease accounting software and make changes to our accounting policies, processes, and internal controls. The financial statements and related notes included in this quarterly report is the first period these internal controls have operated. The modifications to our internal control over financial reporting will be evaluated as part of our annual assessment of the effectiveness of internal control over financial reporting as of December 31, 2019.

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

ITEM 1A. RISK FACTORS

Risk factors associated with our business are included under “Risk Factors” in Item 1A. of the Company's 2018 Form 10-K and are incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

The Company has a $1.2 billion board authorization adopted in May 2015 to repurchase the Company's common stock. The Company may repurchase its common stock from time-to-time in amounts, at prices and in the manner that the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended), accelerated share repurchases, private transactions or other transactions and will be funded from cash on hand and borrowings under our 2016 Credit Agreement. Repurchases may also be made from time-to-time in connection with the settlement of the Company's stock-based compensation awards. The following table summarizes the repurchases of our outstanding common stock during the three months ended March 31, 2019 pursuant to our $1.2 billion share repurchase authorization and the settlement of stock-based compensation awards:

Period	Total Number of Shares Purchased (#)	Average Price Paid Per Share ($)	Total Number of Shares Purchased Under Announced Programs (#)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in billions)
January	6,166	$133.61	—	$0.9
February	179,829	139.66	—	0.9
March	26,429	147.49	—	$0.9
Total for the quarter (1)	212,424	$140.46	—

(1)	All repurchases were for the settlement of stock-based compensation awards.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

10.1*+	Enhanced Executives Reward Policy.

31.1*	Certification of chief executive officer under Rule 13a — 14(a)/15d — 14(a).

31.2*	Certification of chief financial officer under Rule 13a — 14(a)/15d — 14(a).

32*	Certification under 18 U.S.C. 1350.

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at March 31, 2019 and December 31, 2018; (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018; (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2019 and 2018; (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018; and (v) the Notes to Condensed Consolidated Financial Statements.

* Filed with this report.
+ Management plan or arrangement.

Items 3, 4 and 5 of Part II are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gartner, Inc.

Date:	May 7, 2019	/s/ Craig W. Safian
Craig W. Safian
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)