Form 10-Q
period 2019-06-30
GARTNER INC
filed 2019-07-30
CIK 749251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
Commission File Number 1-14443
Gartner, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	04-3099750
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

P.O. Box 10212	06902-7700
56 Top Gallant Road	(Zip Code)
Stamford,
Connecticut
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 25, 2019, 90,137,210 shares of the registrant’s common shares were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GARTNER, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Unaudited; in thousands, except share data)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$218,453	$156,368
Fees receivable, net of allowances of $7,800 and $7,700, respectively	1,112,856	1,255,118
Deferred commissions	211,655	235,016
Prepaid expenses and other current assets	148,140	165,237
Total current assets	1,691,104	1,811,739
Property, equipment and leasehold improvements, net	291,280	267,665
Operating leases - right-of-use assets	637,701	—
Goodwill	2,930,297	2,923,136
Intangible assets, net	973,437	1,042,565
Other assets	205,822	156,369
Total Assets	$6,729,641	$6,201,474
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$564,672	$710,113
Deferred revenues	1,796,331	1,745,244
Current portion of long-term debt	121,148	165,578
Total current liabilities	2,482,151	2,620,935
Long-term debt, net of deferred financing fees	2,059,131	2,116,109
Operating leases - liabilities	768,243	—
Other liabilities	456,314	613,673
Total Liabilities	5,765,839	5,350,717
Stockholders’ Equity
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0005 par value, 250,000,000 shares authorized; 163,602,067 shares issued for both periods	82	82
Additional paid-in capital	1,868,878	1,823,710
Accumulated other comprehensive loss, net	(73,479)	(39,867)
Accumulated earnings	1,879,633	1,755,432
Treasury stock, at cost, 73,465,418 and 73,899,977 common shares, respectively	(2,711,312)	(2,688,600)
Total Stockholders’ Equity	963,802	850,757
Total Liabilities and Stockholders’ Equity	$6,729,641	$6,201,474

See the accompanying notes to condensed consolidated financial statements.

GARTNER, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Research	$826,055	$770,314	$1,651,429	$1,534,238
Conferences	141,174	111,253	193,106	157,340
Consulting	103,653	96,458	196,791	179,354
Other	—	23,311	—	93,969
Total revenues	1,070,882	1,001,336	2,041,326	1,964,901
Costs and expenses:
Cost of services and product development	387,999	367,637	734,644	724,846
Selling, general and administrative	514,976	460,803	1,033,746	948,548
Depreciation	20,099	16,711	39,874	33,121
Amortization of intangibles	32,164	50,127	65,847	101,773
Acquisition and integration charges (credits)	(358)	19,962	2,414	79,228
Total costs and expenses	954,880	915,240	1,876,525	1,887,516
Operating income	116,002	86,096	164,801	77,385
Interest expense, net	(24,749)	(37,604)	(49,596)	(72,663)
Gain (loss) from divested operations	—	25,460	(2,075)	25,460
Other (expense) income, net	(247)	1,120	(1,071)	2,019
Income before income taxes	91,006	75,072	112,059	32,201
(Benefit) provision for income taxes	(12,400)	28,802	(12,142)	5,518
Net income	$103,406	$46,270	$124,201	$26,683

Net income per share:
Basic	$1.15	$0.51	$1.38	$0.29
Diluted	$1.13	$0.50	$1.36	$0.29
Weighted average shares outstanding:
Basic	90,112	91,048	89,997	91,026
Diluted	91,188	92,156	91,146	92,252

See the accompanying notes to condensed consolidated financial statements.

GARTNER, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited; in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$103,406	$46,270	$124,201	$26,683
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	12,761	(60,015)	5,525	(39,468)
Interest rate swaps – net change in deferred gain or loss	(24,715)	3,093	(39,220)	13,207
Pension plans – net change in deferred actuarial loss	41	55	83	111
Other comprehensive (loss) income, net of tax	(11,913)	(56,867)	(33,612)	(26,150)
Comprehensive income (loss)	$91,493	$(10,597)	$90,589	$533

See the accompanying notes to condensed consolidated financial statements.

GARTNER, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Six Months Ended
	June 30,
	2019	2018
Operating activities:
Net income	$124,201	$26,683
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	105,721	134,894
Stock-based compensation expense	44,939	45,300
Deferred taxes	(49,414)	(18,019)
Loss (gain) from divested operations	2,075	(25,460)
Amortization of lease right-of-use assets	42,556	—
Amortization and write-off of deferred financing fees	3,238	10,601
Changes in assets and liabilities, net of divestitures:
Fees receivable, net	140,841	81,222
Deferred commissions	22,974	21,818
Prepaid expenses and other current assets	16,734	(82,908)
Other assets	(49,524)	23,862
Deferred revenues	47,923	87,316
Accounts payable, accrued, and other liabilities	(189,186)	(128,562)
Cash provided by operating activities	263,078	176,747
Investing activities:
Additions to property, equipment and leasehold improvements	(59,479)	(40,126)
Divestitures - cash received (net of cash transferred)	—	406,542
Other, net	(2,295)	—
Cash (used in) provided by investing activities	(61,774)	366,416
Financing activities:
Proceeds from employee stock purchase plan	9,077	7,627
Proceeds from borrowings	5,000	—
Payments on borrowings	(109,647)	(858,609)
Purchases of treasury stock	(46,558)	(96,271)
Cash (used in) financing activities	(142,128)	(947,253)
Net increase (decrease) in cash and cash equivalents and restricted cash	59,176	(404,090)
Effects of exchange rates on cash and cash equivalents and restricted cash	614	(3,012)
Cash and cash equivalents and restricted cash, beginning of period	158,663	567,058
Cash and cash equivalents and restricted cash, end of period	$218,453	$159,956

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

Segments. Gartner delivers its products and services globally through three business segments: Research, Conferences and Consulting. Our revenues by business segment are discussed below under the heading "Revenue Recognition." During 2018, the Company divested all of the non-core businesses that comprised its Other segment and as a result, no operating activity has been recorded in the Other segment in 2019.

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

The fiscal year of Gartner is the twelve-month period from January 1 through December 31. In the opinion of management, all normal recurring accruals and adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented herein have been included. The results of operations for the three and six months ended June 30, 2019 may not be indicative of the results of operations for the remainder of 2019 or beyond. When used in these notes, the terms “Gartner,” the “Company,” “we,” “us,” or “our” refer to Gartner, Inc. and its consolidated subsidiaries.

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

Disaggregated Revenue — Our disaggregated revenue information by reportable segment is presented in the tables below for the periods indicated (in thousands).

By Primary Geographic Market (1), (2):

Three Months Ended June 30, 2019

	Research	Conferences	Consulting	Total
Primary Geographic Markets:
United States and Canada	$528,461	$100,596	$61,499	$690,556
Europe, Middle East and Africa	193,666	25,827	33,948	253,441
Other International	103,928	14,751	8,206	126,885
Total revenues	$826,055	$141,174	$103,653	$1,070,882

Three Months Ended June 30, 2018

	Research	Conferences	Consulting	Other	Total
Primary Geographic Markets:
United States and Canada	$493,343	$85,144	$55,784	$15,877	$650,148
Europe, Middle East and Africa	186,399	14,850	33,590	7,434	242,273
Other International	90,572	11,259	7,084	—	108,915
Total revenues	$770,314	$111,253	$96,458	$23,311	$1,001,336

Six Months Ended June 30, 2019

	Research	Conferences	Consulting	Total
Primary Geographic Markets:
United States and Canada	$1,055,694	$129,603	$116,592	$1,301,889
Europe, Middle East and Africa	387,621	43,024	63,882	494,527
Other International	208,114	20,479	16,317	244,910
Total revenues	$1,651,429	$193,106	$196,791	$2,041,326

Six Months Ended June 30, 2018

	Research	Conferences	Consulting	Other	Total
Primary Geographic Markets:
United States and Canada	$983,056	$109,213	$100,913	$50,471	$1,243,653
Europe, Middle East and Africa	370,946	31,741	63,528	35,724	501,939
Other International	180,236	16,386	14,913	7,774	219,309
Total revenues	$1,534,238	$157,340	$179,354	$93,969	$1,964,901

(1)	Revenue is reported based on where the sale is fulfilled.

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

By Timing of Revenue Recognition (1):

Three Months Ended June 30, 2019

	Research	Conferences	Consulting	Total
Timing of Revenue Recognition:
Transferred over time (2)	$754,267	$—	$79,114	$833,381
Transferred at a point in time (3)	71,788	141,174	24,539	237,501
Total revenues	$826,055	$141,174	$103,653	$1,070,882

Three Months Ended June 30, 2018

	Research	Conferences	Consulting	Other	Total
Timing of Revenue Recognition:
Transferred over time (2)	$708,801	$—	$77,073	$18,921	$804,795
Transferred at a point in time (3)	61,513	111,253	19,385	4,390	196,541
Total revenues	$770,314	$111,253	$96,458	$23,311	$1,001,336

Six Months Ended June 30, 2019

	Research	Conferences	Consulting	Total
Timing of Revenue Recognition:
Transferred over time (2)	$1,507,065	$—	$158,071	$1,665,136
Transferred at a point in time (3)	144,364	193,106	38,720	376,190
Total revenues	$1,651,429	$193,106	$196,791	$2,041,326

Six Months Ended June 30, 2018

	Research	Conferences	Consulting	Other	Total
Timing of Revenue Recognition:
Transferred over time (2)	$1,409,897	$—	$151,083	$77,867	$1,638,847
Transferred at a point in time (3)	124,341	157,340	28,271	16,102	326,054
Total revenues	$1,534,238	$157,340	$179,354	$93,969	$1,964,901

(1)	During 2018, the Company divested all of the non-core businesses that comprised its Other segment and, as a result, no operating activity has been recorded in the Other segment in 2019.

(2)
Research revenues were recognized in connection with performance obligations that were satisfied over time using a time-elapsed output method to measure progress. The corresponding Consulting revenues were recognized over time using labor hours as an input measurement basis. During 2018, Other revenues in this category were recognized using either a time-elapsed output method, performance-based milestone approach or labor hours, depending on the nature of the underlying customer contract.

(3)	The revenues in this category were recognized in connection with performance obligations that were satisfied at the point in time the contractual deliverables were provided to the customer.

Performance Obligations — For customer contracts that are greater than one year in duration, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2019 was approximately $2.8 billion. The Company expects to recognize $959.4 million, $1,375.7 million and $512.6 million of this revenue (most of which pertains to Research) during the remainder of 2019, the year ending December 31, 2020 and thereafter, respectively. The Company applies an available practical expedient that is permitted under ASC Topic 606 and, accordingly, it does not disclose such performance obligation information for customer contracts that have original durations of one year or less. Our performance obligations for contracts meeting this ASC Topic 606 disclosure exclusion primarily include: (i) stand-ready services under Research subscription contracts; (ii) holding conferences and meetings where attendees and exhibitors can participate; and (iii) providing customized Consulting solutions for clients under fixed fee and time and materials engagements. The remaining duration of these performance obligations is generally less than one year, which aligns with the period that the parties have enforceable rights and obligations under the affected contracts.

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

	June 30,	December 31,
	2019	2018
Assets:
Fees receivable, gross (1)	$1,120,656	$1,262,818

Contract assets recorded in Prepaid expenses and other current assets (2)	$27,455	$26,119

Contract liabilities:
Deferred revenues (current liability) (3)	$1,796,331	$1,745,244
Non-current deferred revenues recorded in Other liabilities (3)	16,396	21,194
Total contract liabilities	$1,812,727	$1,766,438

(1)	Fees receivable represent an unconditional right of payment from our customers and include both billed and unbilled amounts.

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

The Company recognized revenue of $708.3 million and $651.9 million during the three months ended June 30, 2019 and 2018, respectively, and $1,062.0 million and $969.3 million during the six months ended June 30, 2019 and 2018, respectively, that was attributable to deferred revenues that were recorded at the beginning of each such period. Those amounts primarily consisted of (i) Research revenues and, in the 2018 periods, Other revenues that were recognized ratably as control of the goods or services passed to the customer and (ii) Conferences revenue pertaining to conferences and meetings that occurred during the reporting periods. During each of the three and six months ended June 30, 2019 and 2018, the Company did not record any material impairments related to its contract assets. The Company does not typically recognize revenue from performance obligations satisfied in prior periods.

Acquisition and divestiture activities. The Company recognized $(0.4) million and $20.0 million of Acquisition and integration charges (credits) during the three months ended June 30, 2019 and 2018, respectively, and $2.4 million and $79.2 million during the six months ended June 30, 2019 and 2018, respectively. Acquisition and integration charges (credits) reflect additional costs and expenses resulting from our acquisitions and include, among other items, professional fees, severance and stock-based compensation charges. During the three and six months ended June 30, 2018, the charges included $9.8 million and $51.4 million, respectively, of exit costs for certain acquisition-related office space in Arlington, Virginia that the Company did not occupy. The Company recorded no exit costs for facilities during the three and six months ended June 30, 2019.

In the second quarter of 2018, the Company completed the divestiture of two non-core businesses that had been reported as part of its Other segment. Both of these businesses were acquired in the CEB Inc. acquisition in 2017. Revenue from these divested operations was $1.0 million and $55.0 million during the three and six months ended June 30, 2018, respectively, while the gross contribution was zero and $34.1 million, respectively. Also during the second quarter of 2018, the Company sold other miscellaneous assets acquired in the CEB Inc. transaction. The Company recorded $406.5 million in total net cash proceeds from these sales and a net pretax gain of $25.5 million in the second quarter of 2018. During the six months ended June 30, 2019, the Company recorded a pretax Loss from divested operations of $2.1 million, primarily due to the adjustment of certain working capital balances related to its 2018 divestitures.

Cash and cash equivalents and restricted cash. For the six months ended June 30, 2019, the beginning of period cash and cash equivalents and restricted cash balance of $158.7 million in the accompanying Condensed Consolidated Statements of Cash Flows consisted of $156.4 million of cash and cash equivalents and $2.3 million of restricted cash. The restricted cash, which was classified in Prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2018, was paid to a third party in 2019.

Adoption of new accounting standards. The Company adopted the accounting standards described below during the six months ended June 30, 2019:

Targeted Improvements to Accounting for Hedging Activities — On January 1, 2019, the Company adopted Accounting Standards Update ("ASU") No. 2017-12, "Derivatives and Hedging" ("ASU No. 2017-12"). ASU No. 2017-12 is intended to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition to that main objective, the standard makes certain targeted improvements to simplify the application of the hedge accounting guidance in current U.S. GAAP. The adoption of the standard had no impact on the Company's consolidated financial statements.

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

The adoption of ASU No. 2016-02 on January 1, 2019 had a material impact on the Company’s consolidated balance sheet, while the accompanying Condensed Consolidated Statements of Operations and the cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows for the periods ended June 30, 2019 were not materially impacted. Prior to January 1, 2019, the Company recognized lease expense in accordance with then-existing U.S. GAAP under FASB ASC Topic 840, Leases (“prior GAAP”). Although there were significant changes to the Company’s leasing policies and procedures effective January 1, 2019 with the adoption of ASU No. 2016-02, the lease expense recognition patterns under ASU No. 2016-02 and prior GAAP during the periods ended June 30, 2019 and 2018, respectively, were substantively the same. As required by ASU No. 2016-02, the Company's disclosures regarding its leasing activities have been significantly expanded to enable users of our consolidated financial statements to assess the amount, timing and uncertainty of cash flows related to leases. These additional disclosures are included below.

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
Under prior GAAP, lease arrangements that met certain criteria were considered operating leases and were not recorded on an entity's balance sheet. Prior to January 1, 2019 and through June 30, 2019, all of the Company’s lease arrangements were accounted for as operating leases. The adoption of ASU No. 2016-02 on January 1, 2019 had a material impact on the Company’s consolidated balance sheet due to the recognition of right-of-use assets of $651.9 million and related lease liabilities of $851.3 million. The Company’s adoption of ASU No. 2016-02 resulted in a net increase of $638.7 million in each of Total Assets and Total Liabilities. The adoption of the new lease standard did not affect Stockholders’ Equity.

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

Prior to January 1, 2019, the Company recognized lease expense in accordance with prior GAAP. Because both ASU No. 2016-02 and prior GAAP generally recognize operating lease expense on a straight-line basis over the term of the lease arrangement and the Company only has operating lease arrangements, the lease expense recognition patterns under the two accounting methodologies during the three and six months ended June 30, 2019 and 2018 were substantively the same.

Except for lease arrangements pertaining to facilities, all other operating lease activity is not significant. As such, operating leases for office equipment and other assets (collectively, “other leases”) are: (i) not recognized and measured under the relevant provisions of ASU No. 2016-02; (ii) excluded from the right-of-use assets and related lease liabilities on the accompanying Condensed Consolidated Balance Sheet as of June 30, 2019, as the related amounts are not material; and (iii) excluded from the quantitative disclosures provided below, other than the disclosures under the heading "Lease Disclosures Under Prior GAAP." Other leases are accounted for similar to the guidance for operating leases under prior GAAP, which generally recognizes lease expense on a straight-line basis over the term of the lease arrangement. As a result, the impact of excluding the other leases from the requirements of ASU No. 2016-02 is not significant.

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

The Company’s lease agreements do not provide implicit interest rates. Instead, the Company uses an incremental borrowing rate determined on the lease commencement date to calculate the present value of future lease payments. The incremental borrowing rate is calculated for each individual lease and represents the rate of interest that the Company would have to pay to borrow on a collateralized basis (in the currency that the lease is denominated) over a similar term an amount equal to the lease payments in a similar economic environment. Right-of-use assets also include any initial direct costs incurred by the Company and lease payments made to a lessor on or before the related lease commencement date, less any lease incentives received directly from the lessor.

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

When our lease cost for the term of a sublease exceeds our anticipated sublease income for that same period, we treat that circumstance as an indicator that the carrying amount of our right-of-use asset may not be fully recoverable. In those circumstances, we perform an impairment analysis and, if indicated, we record a charge against earnings to reduce the right-of-use asset to the amount deemed to be recoverable in the future. There were no right-of-use asset impairments during the three and six months ended June 30, 2019.

On the accompanying Condensed Consolidated Balance Sheet as of June 30, 2019, right-of-use assets are classified and reported in Operating leases - right-of-use assets, and the related lease liabilities are included in Accounts payable and accrued liabilities (current) and Operating leases - liabilities (long-term). On the accompanying Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2019, the amortization of right-of-use assets is presented separately and the change in operating lease liabilities is included under Accounts payable, accrued, and other liabilities in the reconciliation of net income to cash provided by operating activities.

Lease Disclosures Under ASU No. 2016-02

All of the Company’s leasing and subleasing activity is recognized in Selling, general and administrative expense in the accompanying Condensed Consolidated Statements of Operations. The table below presents the components of the Company’s net lease cost and certain other information related to the Company’s leasing activities as of and for the periods indicated (dollars in thousands):

Description:	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost (1)	$36,046	$71,515
Variable lease cost (2)	3,640	7,615
Sublease income	(10,289)	(20,562)
Total lease cost, net (3)	$29,397	$58,568

Cash paid for amounts included in the measurement of operating lease liabilities	$33,127	$65,878
Cash receipts from sublease arrangements	$8,303	$16,131
Right-of-use assets obtained in exchange for new operating lease liabilities	$27,799	$29,185

As of June 30, 2019:
Weighted average remaining lease term for operating leases (in years)		10.6
Weighted average discount rate for operating leases		6.9%

(1)	Included in the operating lease cost was $10.9 million and $21.7 million of costs for subleasing activities during the three and six months ended June 30, 2019, respectively.

(2)	These amounts are primarily variable lease and nonlease costs that were not fixed at the lease commencement date or are dependent on something other than an index or a rate.

(3)	The Company did not capitalize any operating lease costs during the three and six months ended June 30, 2019.

As of June 30, 2019, the (i) maturities of operating lease liabilities under non-cancelable arrangements and (ii) estimated future sublease cash receipts from non-cancelable arrangements were as follows (in thousands):

	Operating	Sublease
	Lease	Cash
Period ending December 31,	Payments	Receipts
2019 (remaining six months)	$64,835	$18,345
2020	124,838	39,742
2021	119,150	41,475
2022	114,681	42,109
2023	110,293	42,953
Thereafter	688,634	171,154
Total future minimum operating lease payments and estimated sublease cash receipts (1)	1,222,431	$355,778
Imputed interest	(380,929)
Total per the Condensed Consolidated Balance Sheet	$841,502

(1)	Approximately 84% of the operating lease payments pertain to properties in the United States.

The table below indicates where the discounted operating lease payments from the above table are classified in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2019 (in thousands):

Description:
Accounts payable and accrued liabilities	$73,259
Operating leases - liabilities	768,243
Total operating lease liabilities per the Condensed Consolidated Balance Sheet	$841,502

As of June 30, 2019, the Company had additional operating leases for facilities that have not yet commenced. These operating leases, which aggregated $39.1 million of undiscounted lease payments, are scheduled to commence during 2019 with lease terms of up to ten years.

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

Accounting standards effective in 2020

Implementation Costs in a Cloud Computing Arrangement — In August 2018, the FASB issued ASU No. 2018-15, "Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract" ("ASU No. 2018-15"). ASU No. 2018-15 aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Costs that are capitalized under ASU No. 2018-15 will be expensed over the term of the cloud computing arrangement. ASU No. 2018-15 is effective for Gartner on January 1, 2020, with early adoption permitted. ASU No. 2018-15 may be adopted using either a retroactive or prospective method. The adoption of ASU No. 2018-15 is currently not expected to have a material impact on the Company's consolidated financial statements; however, the new standard will change the classification of certain items on the Company's consolidated balance sheets, statements of operations and statements of cash flows in future periods.

Defined Benefit Plan Disclosures — In August 2018, the FASB issued ASU No. 2018-14, "Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans" ("ASU No. 2018-14"). ASU No. 2018-14, which is part of the FASB's broader disclosure framework project, modifies and supplements the current U.S. GAAP annual disclosure requirements for employers that sponsor defined benefit pension plans. ASU No. 2018-14 is effective for Gartner for the year ending December 31, 2020, with early adoption permitted. ASU No. 2018-14 must be adopted on a retroactive basis and applied to each comparative period presented in an entity's financial statements. The adoption of ASU No. 2018-14 is currently not expected to have a material impact on the Company's financial statement disclosures.

Fair Value Measurement Disclosures — In August 2018, the FASB issued ASU No. 2018-13, "Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement" ("ASU No. 2018-13"). ASU No. 2018-13, which is part of the FASB's broader disclosure framework project, modifies and supplements the current U.S. GAAP disclosure requirements pertaining to fair value measurements, with an emphasis on Level 3 disclosures of the valuation hierarchy. ASU No. 2018-13 is effective for Gartner on January 1, 2020, with early adoption permitted. The adoption of ASU No. 2018-13 is currently not expected to have a material impact on the Company's financial statement disclosures.

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

Financial Instrument Credit Losses — In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments—Credit Losses" ("ASU No. 2016-13"). ASU No. 2016-13 amends the current financial instrument impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. ASU No. 2016-13 is effective for Gartner on January 1, 2020, with early adoption permitted. The adoption of ASU No. 2016-13 is currently not expected to have a material impact on the Company's consolidated financial statements.

The FASB continues to work on a number of other accounting standards which, if issued, could materially impact the Company's accounting policies and disclosures in future periods. As these standards have not yet been issued, the effective dates and potential impact are unknown.

Note 2 — Computation of Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS reflects the potential dilution of securities that could share in earnings. When the impact of common share equivalents is anti-dilutive, they are excluded from the calculation.

The following table sets forth the calculation of basic and diluted income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator:
Net income used for calculating basic and diluted income per common share	$103,406	$46,270	$124,201	$26,683

Denominator:
Weighted average common shares used in the calculation of basic income per share	90,112	91,048	89,997	91,026
Common stock equivalents associated with stock-based compensation plans (1)	1,076	1,108	1,149	1,226
Shares used in the calculation of diluted income per share	91,188	92,156	91,146	92,252

Basic income per share	$1.15	$0.51	$1.38	$0.29
Diluted income per share	$1.13	$0.50	$1.36	$0.29

(1)
Certain common stock equivalents were not included in the computation of diluted income per share because the effect would have been anti-dilutive. These common share equivalents totaled less than 0.4 million for the three and six months ended June 30, 2018. For the three and six months ended June 30, 2019, approximately 0.3 million and 0.2 million common stock equivalents were excluded from the calculation of diluted income per share because they were anti-dilutive.

Note 3 — Stock-Based Compensation

The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company currently awards stock-settled stock appreciation rights, service-based and performance-based restricted stock units, and common stock equivalents. As of June 30, 2019, the Company had 4.4 million shares of its common stock, par value $.0005 per share, (the “Common Stock”) available for stock-based compensation awards under its 2014 Long-Term Incentive Plan.

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

Stock-Based Compensation Expense

The Company recognized the following stock-based compensation expense by award type and expense category line item during the periods indicated (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Award type	2019	2018	2019	2018
Stock appreciation rights	$0.9	$1.3	$4.8	$4.8
Restricted stock units	12.0	12.9	39.7	40.1
Common stock equivalents	0.2	0.2	0.4	0.4
Total (1)	$13.1	$14.4	$44.9	$45.3

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Expense category line item	2019	2018	2019	2018
Cost of services and product development	$6.2	$6.7	17.5	18.1
Selling, general and administrative	6.7	7.5	27.1	25.7
Acquisition and integration charges (2)	0.2	0.2	0.3	1.5
Total (1)	$13.1	$14.4	44.9	$45.3

(1) Includes charges of $0.5 million and $2.1 million during the three months ended June 30, 2019 and 2018, respectively, and $21.4 million and $19.9 million during the six months ended June 30, 2019 and 2018, respectively, for awards to retirement-eligible employees. Those awards vest on an accelerated basis.
(2) Includes charges related to an acquisition and the related integration process.

As of June 30, 2019, the Company had $113.9 million of total unrecognized stock-based compensation cost, which is expected to be expensed over the remaining weighted average service period of approximately 2.7 years.

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

The following table summarizes changes in SARs outstanding during the six months ended June 30, 2019:

	Stock Appreciation Rights ("SARs") (in millions)	Per Share Weighted Average Exercise Price	Per Share Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2018	1.2	$89.45	$19.88	4.33
Granted	0.3	143.23	32.62	6.61
Forfeited	(0.1)	118.31	26.52	n/a
Exercised	(0.1)	70.54	16.64	n/a
Outstanding at June 30, 2019 (1) (2)	1.3	$100.54	$22.43	4.44
Vested and exercisable at June 30, 2019 (2)	0.7	$83.36	$18.46	3.36

n/a = not applicable

(1) As of June 30, 2019, 0.6 million of the total SARs outstanding were unvested. The Company expects that substantially all of those unvested awards will vest in future periods.
(2) As of June 30, 2019, the total SARs outstanding had an intrinsic value of $80.9 million. On such date, SARs vested and exercisable had an intrinsic value of $54.8 million.

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

The following table summarizes the changes in RSUs outstanding during the six months ended June 30, 2019:

	Restricted Stock Units ("RSUs") (in millions)	Per Share Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	1.4	$101.75
Granted (1)	0.5	139.85
Vested and released	(0.5)	96.65
Forfeited	(0.1)	113.86
Outstanding at June 30, 2019 (2) (3)	1.3	$118.89

(1)
The 0.5 million of RSUs granted during the six months ended June 30, 2019 consisted of 0.2 million of performance-based RSUs awarded to executives and 0.3 million of service-based RSUs awarded to non-executive employees and non-management board members. The performance-based awards include RSUs in final settlement of 2018 grants and approximately 0.1 million of RSUs representing the target amount of the grant for the year ending December 31, 2019 that is tied to an increase in Gartner's total contract value for 2019. The number of performance-based RSUs that will ultimately be awarded for 2019 ranges from 0% to 200% of the target amount and will be finalized based on the actual increase in Gartner's total contract value for 2019 as measured on December 31, 2019. If the specified minimum level of achievement is not met, the performance-based RSUs pertaining to 2019 will be forfeited in their entirety and any previously recorded compensation expense will be reversed.

(2)	The Company expects that substantially all of the RSUs outstanding will vest in future periods.

(3)	As of June 30, 2019, the weighted-average remaining contractual term of the RSUs outstanding was approximately 1.6 years.

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

The following table summarizes the changes in CSEs outstanding during the six months ended June 30, 2019:

	Common Stock Equivalents ("CSEs")	Per Share Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	109,780	$24.96
Granted	2,179	159.20
Converted to shares of Common Stock upon grant	(1,544)	138.90
Outstanding at June 30, 2019	110,415	$26.02

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (the “ESP Plan”) wherein eligible employees are permitted to purchase shares of Common Stock through payroll deductions, which may not exceed 10% of an employee’s compensation, or $23,750 in any calendar year, at a price equal to 95% of the closing price of the Common Stock as reported on the New York Stock Exchange at the end of each offering period. As of June 30, 2019, the Company had 0.6 million shares available for purchase under the ESP Plan. The ESP Plan is considered non-compensatory under FASB ASC Topic 718 and, as a result, the Company does not record stock-based compensation expense for employee share purchases. The Company received $9.1 million and $7.6 million in cash from employee share purchases under the ESP Plan during the six months ended June 30, 2019 and 2018, respectively.

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

The following tables present information about the Company’s reportable segments for the periods indicated (in thousands) (1):

Three Months Ended June 30, 2019	Research	Conferences	Consulting	Consolidated
Revenues	$826,055	$141,174	$103,653	$1,070,882
Gross contribution	572,297	80,570	34,236	687,103
Corporate and other expenses				(571,101)
Operating income				$116,002

Three Months Ended June 30, 2018	Research	Conferences	Consulting	Other	Consolidated
Revenues	$770,314	$111,253	$96,458	$23,311	$1,001,336
Gross contribution	532,910	63,461	33,693	15,104	645,168
Corporate and other expenses					(559,072)
Operating income					$86,096

Six Months Ended June 30, 2019	Research	Conferences	Consulting	Consolidated
Revenues	$1,651,429	$193,106	$196,791	$2,041,326
Gross contribution	1,147,465	99,446	62,954	1,309,865
Corporate and other expenses				(1,145,064)
Operating income				$164,801

Six Months Ended June 30, 2018	Research	Conferences	Consulting	Other	Consolidated
Revenues	$1,534,238	$157,340	$179,354	$93,969	$1,964,901
Gross contribution	1,064,367	79,651	57,817	58,148	1,259,983
Corporate and other expenses					(1,182,598)
Operating income					$77,385

(1) During 2018, the Company divested all of the non-core businesses that comprised its Other segment and as a result, no operating activity has been recorded in the Other segment in 2019.

The following table provides a reconciliation of total segment gross contribution to net income for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Total segment gross contribution	$687,103	$645,168	$1,309,865	$1,259,983
Costs and expenses:
Cost of services and product development - unallocated (1)	4,220	11,469	3,183	19,928
Selling, general and administrative	514,976	460,803	1,033,746	948,548
Depreciation and amortization	52,263	66,838	105,721	134,894
Acquisition and integration charges (credits)	(358)	19,962	2,414	79,228
Operating income	116,002	86,096	164,801	77,385
Interest expense and other, net	24,996	36,484	50,667	70,644
Gain (loss) from divested operations	—	25,460	(2,075)	25,460
(Benefit) provision for income taxes	(12,400)	28,802	(12,142)	5,518
Net income	$103,406	$46,270	$124,201	$26,683

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

The following table presents changes to the carrying amount of goodwill by segment during the six months ended June 30, 2019 (in thousands):

	Research	Conferences	Consulting	Total
Balance at December 31, 2018 (1)	$2,638,418	$187,654	$97,064	$2,923,136
Foreign currency translation impact	7,194	16	(49)	7,161
Balance at June 30, 2019	$2,645,612	$187,670	$97,015	$2,930,297

(1)	The Company does not have any accumulated goodwill impairment losses.

Finite-Lived Intangible Assets

The following tables present reconciliations of the carrying amounts of the Company's finite-lived intangible assets as of the dates indicated (in thousands):

June 30, 2019	Customer Relationships	Software	Content	Other	Total
Gross cost at December 31, 2018	$1,131,656	$110,701	$98,842	$51,662	$1,392,861
Intangible assets fully amortized	—	—	(85,900)	(18,074)	(103,974)
Foreign currency translation impact	(3,573)	(113)	(1)	35	(3,652)
Gross cost	1,128,083	110,588	12,941	33,623	1,285,235
Accumulated amortization (1)	(232,450)	(50,090)	(8,922)	(20,336)	(311,798)
Balance at June 30, 2019	$895,633	$60,498	$4,019	$13,287	$973,437

December 31, 2018	Customer Relationships	Software	Content	Other	Total
Gross cost	$1,131,656	$110,701	$98,842	$51,662	$1,392,861
Accumulated amortization (1)	(184,918)	(38,901)	(92,717)	(33,760)	(350,296)
Balance at December 31, 2018	$946,738	$71,800	$6,125	$17,902	$1,042,565

(1) Finite-lived intangible assets are amortized using the straight-line method over the following periods: Customer relationships—4 to 13 years; Software—3 to 7 years; Content—1.5 to 5 years; and Other—2 to 11 years.

Amortization expense related to finite-lived intangible assets was $32.2 million and $50.1 million during the three months ended June 30, 2019 and 2018, respectively, and $65.8 million and $101.8 million during the six months ended June 30, 2019 and 2018, respectively. The estimated future amortization expense by year for finite-lived intangible assets is as follows (in thousands):

2019 (remaining six months)	$64,032
2020	123,397
2021	102,993
2022	93,467
2023	93,467
Thereafter	496,081
$973,437

Note 6 — Debt

2016 Credit Agreement

The Company has a credit facility that currently provides for a $1.5 billion Term loan A facility and a $1.2 billion revolving credit facility (the "2016 Credit Agreement"). The 2016 Credit Agreement contains certain customary restrictive loan covenants, including, among others, financial covenants that apply a maximum leverage ratio and a minimum interest expense coverage ratio, and covenants limiting Gartner’s ability to incur indebtedness, grant liens, make acquisitions, merge, dispose of assets, pay dividends, repurchase stock, make investments and enter into certain transactions with affiliates. The Company was in full compliance with the covenants as of June 30, 2019.

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

Outstanding Borrowings

The following table summarizes the Company’s total outstanding borrowings as of the dates indicated (in thousands):

	June 30,	December 31,
Description:	2019	2018
2016 Credit Agreement - Term loan A facility (1)	$1,308,656	$1,355,062
2016 Credit Agreement - Revolving credit facility (1), (2)	92,000	155,000
Senior Notes (3)	800,000	800,000
Other (4)	6,790	2,030
Principal amount outstanding (5)	2,207,446	2,312,092
Less: deferred financing fees (6)	(27,167)	(30,405)
Net balance sheet carrying amount	$2,180,279	$2,281,687

(1)
The contractual annualized interest rate as of June 30, 2019 on the Term loan A facility and the revolving credit facility was 4.15%, which consisted of a floating eurodollar base rate of 2.40% plus a margin of 1.75%. However, the Company has interest rate swap contracts that effectively convert the floating eurodollar base rates on amounts outstanding to a fixed base rate.

(2)	The Company had approximately $1.1 billion of available borrowing capacity on the revolver (not including the expansion feature) as of June 30, 2019.

(3)	Consists of $800.0 million principal amount of Senior Notes outstanding. The Senior Notes pay a fixed rate of 5.125% and mature on April 1, 2025.

(4)
Consists of two State of Connecticut economic development loans. One of the loans originated in 2012, has a 10-year maturity and the outstanding balance of $1.8 million at June 30, 2019 bears interest at a fixed rate of 3.00%. In connection with an expansion project at its Stamford, Connecticut headquarters, the Company borrowed $5.0 million during the six months ended June 30, 2019 under a financial assistance program offered by the State of Connecticut. This second loan has a 10-year maturity and bears interest at a fixed rate of 1.75%. Principal and interest payments are deferred for the first seven years. The loan has a provision whereby some or all of the $5.0 million principal may be forgiven if the Company meets certain employment targets in the State of Connecticut during the first five years of the loan. Both of these loans may be repaid at any time by the Company without penalty.

(5)
The weighted average annual effective rates on the Company's total debt outstanding for the three and six months ended June 30, 2019, including the effects of its interest rate swaps discussed below, was 4.05% and 4.02%, respectively.

(6)	Deferred financing fees are being amortized to Interest expense, net over the term of the related debt obligation.

Interest Rate Swaps

The Company has five active fixed-for-floating interest rate swap contracts with a total notional value of $1.4 billion that mature through 2022. The Company designates the swaps as accounting hedges of the forecasted interest payments on $1.4 billion of the Company’s variable-rate borrowings. The Company pays base fixed rates on these swaps ranging from 1.53% to 2.13% and in return receives a floating eurodollar base rate on 30-day notional borrowings. The Company also has two additional forward-starting, fixed-for-floating interest rate swap contracts with a combined notional value of $700.0 million that will hedge a portion of the Company's variable-rate borrowings upon the maturity of three of the currently active swap contracts in late 2019. The Company accounts for the interest rate swap contracts as cash flow hedges in accordance with FASB ASC Topic 815. Since the swaps hedge forecasted interest payments, changes in the fair values of the swaps are recorded in accumulated other comprehensive income (loss), a component of equity, as long as the swaps continue to be highly effective hedges of the designated interest rate risk. All of the Company's swaps were considered highly effective hedges of the forecasted interest payments as of June 30, 2019. The interest rate swaps had a negative unrealized fair value (liability) of $64.6 million as of June 30, 2019, which was deferred and recorded in Accumulated other comprehensive loss, net of tax effect.

Note 7 — Equity

Share Repurchase Authorization

The Company has a $1.2 billion board authorization to repurchase the Company's common stock, of which $0.9 billion remained available as of June 30, 2019. The Company may repurchase its common stock from time-to-time in amounts, at prices and in the manner that the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended), accelerated share repurchases, private transactions or other transactions and will be funded from cash on hand and borrowings. The Company’s share repurchase activity for the periods indicated is presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Number of shares repurchased (1)	11,087	524,435	223,511	763,703
Cash paid for repurchased shares (in thousands) (2)	$1,719	$67,877	$46,558	$96,271

(1) The average purchase price for repurchased shares was $155.37 and $131.23 for the three months ended June 30, 2019 and 2018, respectively, and $141.20 and $127.29 for the six months ended June 30, 2019 and 2018, respectively. The repurchased shares during the three and six months ended June 30, 2018 included purchases for both stock-based compensation awards and open market purchases. There were no open market purchases during 2019.
(2) The cash paid for repurchased shares during the six months ended June 30, 2019 includes open market purchases with trade dates in December 2018 that settled in January 2019.

Stockholders' Equity

The tables below provide a reconciliation of changes in the Company's Stockholders' Equity for the periods indicated (in thousands):

Three Months Ended June 30, 2019

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Accumulated Earnings	Treasury Stock	Total
Balance at March 31, 2019	$82	$1,852,618	$(61,566)	$1,776,227	$(2,710,464)	$856,897
Net income	—	—	—	103,406	—	103,406
Other comprehensive loss	—	—	(11,913)	—	—	(11,913)
Issuances under stock plans	—	3,140	—	—	875	4,015
Common share repurchases	—	—	—	—	(1,723)	(1,723)
Stock-based compensation expense	—	13,120	—	—	—	13,120
Balance at June 30, 2019	$82	$1,868,878	$(73,479)	$1,879,633	$(2,711,312)	$963,802

Three Months Ended June 30, 2018

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Accumulated Earnings	Treasury Stock	Total
Balance at March 31, 2018	$82	$1,788,045	$32,225	$1,613,980	$(2,446,761)	$987,571
Adoption of ASU No. 2018-02 (1)	—	—	591	(591)	—	—
Net income	—	—	—	46,270	—	46,270
Other comprehensive loss	—	—	(56,867)	—	—	(56,867)
Issuances under stock plans	—	(4,312)	—	—	3,235	(1,077)
Common share repurchases	—	—	—	—	(68,806)	(68,806)
Stock-based compensation expense	—	14,342	—	—	—	14,342
Balance at June 30, 2018	$82	$1,798,075	$(24,051)	$1,659,658	$(2,512,332)	$921,432

Six Months Ended June 30, 2019

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Accumulated Earnings	Treasury Stock	Total
Balance at December 31, 2018	$82	$1,823,710	$(39,867)	$1,755,432	$(2,688,600)	$850,757
Net income	—	—	—	124,201	—	124,201
Other comprehensive loss	—	—	(33,612)	—	—	(33,612)
Issuances under stock plans	—	229	—	—	8,848	9,077
Common share repurchases	—	—	—	—	(31,560)	(31,560)
Stock-based compensation expense	—	44,939	—	—	—	44,939
Balance at June 30, 2019	$82	$1,868,878	$(73,479)	$1,879,633	$(2,711,312)	$963,802

Six Months Ended June 30, 2018

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Accumulated Earnings	Treasury Stock	Total
Balance at December 31, 2017	$82	$1,761,383	$1,508	$1,647,284	$(2,426,792)	$983,465
Adoption of ASU No. 2018-02 (1)	—	—	591	(591)	—	—
Adoption of ASU No. 2016-16 (2)	—	—	—	(13,717)	—	(13,717)
Net income	—	—	—	26,683	—	26,683
Other comprehensive loss	—	—	(26,150)	—	—	(26,150)
Issuances under stock plans	—	(8,608)	—	—	11,674	3,066
Common share repurchases	—	—	—	—	(97,214)	(97,214)
Stock-based compensation expense	—	45,300	—	—	—	45,300
Balance at June 30, 2018	$82	$1,798,075	$(24,051)	$1,659,658	$(2,512,332)	$921,432

(1)
On April 1, 2018, the Company early adopted ASU No. 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU No. 2018-02"), which resulted in a reclassification of $0.6 million of stranded tax amounts related to the U.S. Tax Cuts and Jobs Act of 2017 from Accumulated other comprehensive income (loss), net to Accumulated earnings.

(2)
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

Accumulated Other Comprehensive Income (Loss), net ("AOCI/L")

The following tables disclose information about changes in AOCI/L by component and the related amounts reclassified out of AOCI/L to income during the periods indicated (net of tax, in thousands) (1):

Three Months Ended June 30, 2019

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – March 31, 2019	$(22,275)	$(5,696)	$(33,595)	$(61,566)
Other comprehensive income (loss) activity during the period:
Change in AOCI/L before reclassifications to income	(23,085)	—	12,761	(10,324)
Reclassifications from AOCI/L to income (2), (3)	(1,630)	41	—	(1,589)
Other comprehensive income (loss) for the period	(24,715)	41	12,761	(11,913)
Balance – June 30, 2019	$(46,990)	$(5,655)	$(20,834)	$(73,479)

Three Months Ended June 30, 2018

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – March 31, 2018	$12,597	$(5,805)	$25,433	$32,225
Adoption of ASU No. 2018-02 (4)	591	—	—	591
Other comprehensive income (loss) activity during the period:
Change in AOCI/L before reclassifications to income	3,414	—	295	3,709
Reclassifications from AOCI/L to income (2), (3), (5)	(321)	55	(60,310)	(60,576)
Other comprehensive income (loss) for the period	3,093	55	(60,015)	(56,867)
Balance – June 30, 2018	$16,281	$(5,750)	$(34,582)	$(24,051)

Six Months Ended June 30, 2019

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2018	$(7,770)	$(5,738)	$(26,359)	$(39,867)
Other comprehensive income (loss) activity during the period:
Change in AOCI/L before reclassifications to income	(35,938)	—	5,525	(30,413)
Reclassifications from AOCI/L to income (2), (3)	(3,282)	83	—	(3,199)
Other comprehensive income (loss) for the period	(39,220)	83	5,525	(33,612)
Balance – June 30, 2019	$(46,990)	$(5,655)	$(20,834)	$(73,479)

Six Months Ended June 30, 2018

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2017	$2,483	$(5,861)	$4,886	1,508
Adoption of ASU No. 2018-02 (4)	591	—	—	591
Other comprehensive income (loss) activity during the period:
Change in AOCI/L before reclassifications to income	12,779	—	20,842	33,621
Reclassifications from AOCI/L to income (2), (3), (5)	428	111	(60,310)	(59,771)
Other comprehensive income (loss) for the period	13,207	111	(39,468)	(26,150)
Balance – June 30, 2018	$16,281	$(5,750)	$(34,582)	(24,051)

(1)	Amounts in parentheses represent debits (deferred losses).

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

(4)
On April 1, 2018, the Company early adopted ASU No. 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU No. 2018-02"), which resulted in a reclassification of $0.6 million of stranded tax amounts related to the U.S. Tax Cuts and Jobs Act of 2017 from AOCI/L to Accumulated earnings.

(5)
The reclassifications related to foreign currency translation adjustments in 2018 were recorded in Gain (loss) from divested operations. See Note 1 – Business and Basis of Presentation for information regarding our divestitures in 2018.

Note 8 — Income Taxes

The provision for income taxes for the three months ended June 30, 2019 was a benefit of $12.4 million compared to an expense of $28.8 million for the three months ended June 30, 2018. The provision for income taxes for the six months ended June 30, 2019 was a benefit of $12.1 million compared to an expense of $5.5 million for the six months ended June 30, 2018.

The effective income tax rate was a benefit of 13.6% compared to an expense of 38.4% for the three months ended June 30, 2019 and 2018, respectively, and the effective income tax rate was a benefit of 10.8% compared to an expense of 17.1% for the six months ended June 30, 2019 and 2018, respectively. As discussed below, the 2019 effective income tax rates decreased primarily due to an intercompany sale of certain intellectual property.

In April 2019, we completed an intercompany sale of certain intellectual property. As a result, the Company recorded a tax benefit of approximately $38.1 million during the three and six months ended June 30, 2019, which represents the benefits of future tax deductions for amortization of the assets in the acquiring jurisdiction. Our tax planning related to our intellectual property is ongoing and may result in tax rate volatility in the future.

We received approval from the Internal Revenue Service during the second quarter of 2019 for an accounting method change related to the taxation of certain pension plans. The impact of this accounting method change on the Company's consolidated financial statements was not material.

The Company had gross unrecognized tax benefits of $87.9 million at June 30, 2019 and $90.3 million at December 31, 2018. It is reasonably possible that gross unrecognized tax benefits will decrease by approximately $7.8 million within the next 12 months due to the anticipated closure of audits and the expiration of certain statutes of limitation.

In July 2015, the United States Tax Court (the “Tax Court”) issued an opinion relating to the treatment of stock-based compensation expense in an inter-company cost-sharing arrangement. In its opinion, the Tax Court held that affiliated companies may exclude stock-based compensation expense from their cost-sharing arrangement. The Internal Revenue Service appealed the decision and, in June 2019, the Court of Appeals for the Ninth Circuit reversed the Tax Court's ruling. Because of uncertainty related to the final resolution of this litigation, the Company has not recorded any financial statement benefit related to open statute years associated with this matter. The Company will monitor developments related to this case and the potential impact of those developments on the Company’s consolidated financial statements.
In connection with the Company’s adoption of ASU No. 2016-02 on January 1, 2019, operating leases were recorded on the accompanying Condensed Consolidated Balance Sheet as of June 30, 2019, including the recognition of operating lease liabilities and corresponding right-of-use assets. The corresponding deferred tax assets and deferred tax liabilities were also recorded. The net deferred tax impact was zero. Note 1 — Business and Basis of Presentation provides additional information regarding our leases and the adoption of ASU No. 2016-02.
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

June 30, 2019
Derivative Contract Type	Number of Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in AOCI/L
Interest rate swaps (1)	7	$2,100,000	$(64,591)	Other liabilities	$(46,990)
Foreign currency forwards (2)	38	240,826	(451)	Accrued liabilities	—
Total	45	$2,340,826	$(65,042)		$(46,990)

December 31, 2018
Derivative Contract Type	Number of Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in AOCI/L
Interest rate swaps (1)	7	$2,100,000	$(10,681)	Other liabilities	$(7,770)
Foreign currency forwards (2)	135	927,375	(1,942)	Accrued liabilities	—
Total	142	$3,027,375	$(12,623)		$(7,770)

(1)
The swaps have been designated and are accounted for as cash flow hedges of the forecasted interest payments on borrowings. As a result, changes in the fair values of the swaps are deferred and recorded in AOCI/L, net of tax effect. Note 6 — Debt provides additional information.

(2)
The Company has foreign exchange transaction risk because it typically enters into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currency. The Company enters into short-term foreign currency forward exchange contracts to mitigate the cash flow risk associated with changes in foreign currency rates on forecasted foreign currency transactions. These contracts are accounted for at fair value with realized and unrealized gains and losses recognized in Other (expense) income, net because the Company does not designate these contracts as hedges for accounting purposes. All of the outstanding foreign currency forward exchange contracts at June 30, 2019 matured by the end of July 2019.

(3)	See Note 10 — Fair Value Disclosures for the determination of the fair values of these instruments.

At June 30, 2019, all of the Company’s derivative counterparties were investment grade financial institutions. The Company did not have any collateral arrangements with its derivative counterparties and none of the derivative contracts contained credit-risk related contingent features. The following table provides information regarding amounts recognized in the Condensed Consolidated Statements of Operations for derivative contracts for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Amount recorded in:	2019	2018	2019	2018
Interest (income) expense, net (1)	$(2,240)	$(355)	$(4,511)	$589
Other expense, net (2)	2,535	8,907	697	1,675
Total expense (income), net	$295	$8,552	$(3,814)	$2,264

(1)	Consists of interest (income) expense from interest rate swap contracts.

(2)	Consists of net realized and unrealized gains and losses on foreign currency forward contracts.

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

The following table presents the fair value of certain financial assets and liabilities (in thousands):

Description:	June 30, 2019	December 31, 2018
Assets:
Values based on Level 1 inputs:
Deferred compensation plan assets (1)	$8,856	$8,956
Total Level 1 inputs	8,856	8,956
Values based on Level 2 inputs:
Deferred compensation plan assets (1)	61,566	57,690
Foreign currency forward contracts (2)	76	1,318
Total Level 2 inputs	61,642	59,008
Total Assets	$70,498	$67,964
Liabilities:
Values based on Level 2 inputs:
Deferred compensation plan liabilities (1)	$74,013	$68,570
Foreign currency forward contracts (2)	527	3,260
Interest rate swap contracts (3)	64,591	10,681
Senior Notes due 2025 (4)	826,304	776,160
Total Level 2 inputs	965,435	858,671
Total Liabilities	$965,435	$858,671

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

Note 11 — Employee Benefits

The Company has defined benefit pension plans in several of its international locations. Benefits paid under these plans are based on years of service and level of employee compensation. The Company’s defined benefit pension plans are accounted for in accordance with FASB ASC Topics 715 and 960. Net periodic pension expense was $0.9 million for both the three months ended June 30, 2019 and 2018 and $1.7 million and $1.6 million for the six months ended June 30, 2019 and 2018, respectively.

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

Indemnifications. The Company has various agreements that may obligate us to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of June 30, 2019, the Company did not have any material payment obligations under any such indemnification agreements.

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

2018 Business Divestitures

During 2018, the Company divested all of the non-core businesses that comprised its Other segment and, as a result, no operating activity has been recorded in the Other segment in 2019. The Other segment had $23.3 million and $94.0 million of revenue during the three and six months ended June 30, 2018, respectively, while gross contribution was $15.1 million and $58.1 million, respectively.

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

We operate in a very competitive and rapidly changing environment that involves numerous risks and uncertainties, some of which are beyond our control. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future quarterly and annual revenues, operating income, results of operations and cash flows, as well as any forward-looking statement, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in our forward-looking statements include, among others, the following: the timing of our Symposium/ITxpo series that normally occurs during the fourth quarter, as well as our other conferences and meetings; the amount of new business generated, including from acquisitions; the mix of domestic and international business; domestic and international economic conditions; changes in market demand for our products and services; changes in foreign currency rates; the timing of the development, introduction and marketing of new products and services; competition in the industry; the payment of performance compensation; uncertainty from the expected discontinuance of LIBOR and transition to any other interest rate benchmark; and other factors. The potential fluctuations in our operating income could cause period-to-period comparisons of operating results not to be meaningful and could provide an unreliable indication of future operating results. A description of the risk factors associated with our business is included under “Risk Factors” in Item 1A. of the 2018 Form 10-K, which is incorporated herein by reference.

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

We had total revenues of $1.1 billion in the second quarter of 2019, an increase of 7% compared to the second quarter of 2018. Quarter-over-quarter revenues for Research, Conferences and Consulting increased 7%, 27% and 7%, respectively, during the second quarter of 2019. For a more complete discussion of our results by segment, see Segment Results below.

For the second quarter of 2019, we had net income of $103.4 million and diluted income per share of $1.13. Cash provided by operating activities was $263.1 million and $176.7 million during the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, we had $218.5 million of cash and cash equivalents and approximately $1.1 billion of available borrowing capacity on our revolving credit facility. For a more complete discussion of our cash flows and financial position, see the Liquidity and Capital Resources section below.

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

The adoption of ASU No. 2016-02 on January 1, 2019 had a material impact on our consolidated balance sheet because the right-of-use model significantly increased both our assets and liabilities from our lease arrangements (all of which are operating leases that were not previously recorded on the Company’s consolidated balance sheets). The adoption of the new lease standard resulted in the recognition of operating lease liabilities aggregating $851.3 million based on the present value of the Company’s remaining minimum lease payments, while the corresponding right-of-use assets totaled $651.9 million. Additionally, the Company’s adoption of ASU No. 2016-02 resulted in a net increase of $638.7 million in each of the Company’s Total Assets and Total Liabilities; however, there was no effect on the Company’s Total Stockholders’ Equity. The Company’s Condensed Consolidated Statements of Operations and its cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows for the periods ended June 30, 2019 were not materially impacted by the adoption of the new lease standard. Note 1 — Business and Basis of Presentation in the Notes to Condensed Consolidated Financial Statements provides additional information regarding our leases and the adoption of ASU No. 2016-02.

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

The following table presents our gross fees receivable and the related allowance for losses as of the dates indicated (in thousands):

	June 30, 2019	December 31, 2018
Gross fees receivable	$1,120,656	$1,262,818
Allowance for losses	(7,800)	(7,700)
Fees receivable, net	$1,112,856	$1,255,118

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

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Effect on Net Income - Increase (Decrease)	Increase (Decrease) %
Total revenues	$1,070,882	$1,001,336	$69,546	7%
Costs and expenses:
Cost of services and product development	387,999	367,637	(20,362)	(6)
Selling, general and administrative	514,976	460,803	(54,173)	(12)
Depreciation	20,099	16,711	(3,388)	(20)
Amortization of intangibles	32,164	50,127	17,963	36
Acquisition and integration charges (credits)	(358)	19,962	20,320	>100
Operating income	116,002	86,096	29,906	35
Interest expense, net	(24,749)	(37,604)	12,855	34
Gain from divested operations	—	25,460	(25,460)	>(100)
Other (expense) income, net	(247)	1,120	(1,367)	>(100)
(Benefit) provision for income taxes	(12,400)	28,802	41,202	>100
Net income	$103,406	$46,270	$57,136	>100

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	Effect on Net Income - Increase (Decrease)	Increase (Decrease) %
Total revenues	$2,041,326	$1,964,901	$76,425	4%
Costs and expenses:
Cost of services and product development	734,644	724,846	(9,798)	(1)
Selling, general and administrative	1,033,746	948,548	(85,198)	(9)
Depreciation	39,874	33,121	(6,753)	(20)
Amortization of intangibles	65,847	101,773	35,926	35
Acquisition and integration charges	2,414	79,228	76,814	97
Operating income	164,801	77,385	87,416	>100
Interest expense, net	(49,596)	(72,663)	23,067	32
(Loss) gain from divested operations	(2,075)	25,460	(27,535)	>(100)
Other (expense) income, net	(1,071)	2,019	(3,090)	>(100)
(Benefit) provision for income taxes	(12,142)	5,518	17,660	>100
Net income	$124,201	$26,683	$97,518	>100

Total revenues for the three months ended June 30, 2019 were $1.1 billion, an increase of $69.5 million, or 7% compared to the same period in 2018 on a reported basis and 9% excluding the foreign currency impact. Total revenues for the six months ended June 30, 2019 were $2.0 billion, an increase of $76.4 million, or 4% compared to the same period in 2018 on a reported basis and 7% excluding the foreign currency impact. The three and six months ended June 30, 2018 included $23.3 million and $94.0 million of revenue attributable to the Company's Other segment. During 2018, the Company divested all of the non-core businesses comprising that segment and, as a result, there are no revenues recorded in the Other segment in 2019. Refer to the section of this MD&A below entitled “Segment Results” for a discussion of revenues and results by segment.

Cost of services and product development was $388.0 million during the three months ended June 30, 2019, an increase of $20.4 million compared to the same period in 2018, or 6% on a reported basis and 7% excluding the foreign currency impact. The increase in Cost of services and product development on a reported basis was primarily due to higher payroll and related benefits costs resulting from increased headcount, partially offset by a reduction in expense from certain businesses that were divested during 2018. Cost of services and product development as a percent of revenues was 36% and 37% during the three months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019, Cost of services and product development was $734.6 million, an increase of $9.8 million compared to the same period in 2018, or 1% on a reported basis and 3% excluding the foreign currency impact. The increase in Cost of services and product development on a reported basis was primarily due to the same factors that caused the 2019 quarterly increase. Cost of services and product development as a percent of revenues was 36% and 37% during the six months ended June 30, 2019 and 2018, respectively.

Selling, general and administrative (“SG&A”) expense was $515.0 million during the three months ended June 30, 2019, an increase of $54.2 million compared to the same period in 2018, or 12% on a reported basis and 14% excluding the foreign currency impact. This increase was primarily due to (i) higher commissions from increased sales bookings and (ii) more payroll and related benefits costs, which were driven mostly by increased headcount. These items were partially offset by a reduction in SG&A expense resulting from certain businesses that were divested during 2018. The overall headcount growth includes increases in quota-bearing sales associates at Global Technology Sales and Global Business Sales to 3,207 and 919, respectively, at June 30, 2019. On a combined basis, the total number of quota-bearing sales associates increased by 16% when compared to June 30, 2018. SG&A expense as a percent of revenues was 48% and 46% during the three months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019, SG&A expense was $1.0 billion, an increase of $85.2 million compared to the same period in 2018, or 9% on a reported basis and 12% excluding the foreign currency impact. The increase in SG&A expense on a reported basis was primarily due to the same factors that caused the 2019 quarterly increase. SG&A expense as a percent of revenues was 51% and 48% during the six months ended June 30, 2019 and 2018, respectively.

Depreciation increased by 20% during each of the three and six months ended June 30, 2019 compared to the same periods in 2018. These increases were due to additional investments, including new leasehold improvements and capitalized software.

Amortization of intangibles decreased by 36% and 35% during the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018 due to certain businesses that were divested during 2018, including the related intangible assets, as well as certain intangible assets that became fully amortized in 2018.

Acquisition and integration charges (credits) were $20.3 million and $76.8 million lower during the three and six months ended June 30, 2019, respectively, than the same periods in 2018. These decreases were the result of the Company having completed two acquisitions in 2017 and none in 2018 or 2019.

Operating income was $116.0 million and $86.1 million during the three months ended June 30, 2019 and 2018, respectively. The increase in operating income reflects several factors, including (i) reduced amortization of intangibles and acquisition and integration charges (credits) and (ii) higher segment contributions, primarily in our Research and Conferences segments and, to a lesser extent, in Consulting, which were partially offset by higher SG&A expense. Operating income was $164.8 million and $77.4 million during the six months ended June 30, 2019 and 2018, respectively. The increase in operating income was primarily due to the same factors that caused the 2019 quarterly increase.

Interest expense, net declined by $12.9 million and $23.1 million during the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. These decreases were primarily due to lower average outstanding borrowings during the 2019 periods and correspondingly lower weighted average annual effective rates on the Company's total debt outstanding.

Gain from divested operations of $25.5 million during both the three and six months ended June 30, 2018 was due to sales of certain business units and other miscellaneous assets. Loss from divested operations of $2.1 million during the six months ended June 30, 2019 was primarily due to the adjustment of certain working capital balances related to the Company's 2018 divestitures.

Other (expense) income, net for the periods presented herein primarily reflects the net impact of foreign currency gains and losses from our hedging activities, as well as sales of certain state tax credits and the recognition of other tax incentives.

The provision for income taxes for the three months ended June 30, 2019 was a benefit of $12.4 million compared to an expense of $28.8 million for the three months ended June 30, 2018. The provision for income taxes for the six months ended June 30, 2019 was a benefit of $12.1 million compared to an expense of $5.5 million for the six months ended June 30, 2018. The effective income tax rate was a benefit of 13.6% compared to an expense of 38.4% for the three months ended June 30, 2019 and 2018, respectively, and the effective income tax rate was a benefit of 10.8% compared to an expense of 17.1% for the six months ended June 30, 2019 and 2018, respectively. The 2019 effective income tax rates decreased primarily due to an intercompany sale of certain intellectual property that is discussed in Note 8 — Income Taxes in the Notes to Condensed Consolidated Financial Statements herein.

Net income for the three months ended June 30, 2019 and 2018 was $103.4 million and $46.3 million, respectively, while net income for the six months ended June 30, 2019 and 2018 was $124.2 million and $26.7 million, respectively. Additionally, our diluted net income per share during the three and six months ended June 30, 2019 increased by $0.63 and $1.07, respectively, compared to the same periods in 2018. These year-over-year changes reflect: (i) increases in our 2019 operating income; (ii) lower interest expense; and (iii) the income tax benefit from an intercompany sale of certain intellectual property. Partially offsetting these items was a loss from divested operations during the 2019 six-month period compared to a gain in each of the 2018 periods.

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

2018 Business Divestitures

During 2018, the Company divested all of the non-core businesses that comprised its Other segment and, as a result, no operating activity has been recorded in the Other segment in 2019. This segment had $23.3 million and $94.0 million of revenue during the three and six months ended June 30, 2018, respectively, while gross contribution was $15.1 million and $58.1 million, respectively.

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

The sections below present the results of the Company's three reportable business segments:

Research

	As Of And For The Three Months Ended June 30, 2019	As Of And For The Three Months Ended June 30, 2018	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Six Months Ended June 30, 2019	As Of And For The Six Months Ended June 30, 2018	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$826,055	$770,314	$55,741	7%	$1,651,429	$1,534,238	$117,191	8%
Gross contribution (1)	$572,297	$532,910	$39,387	7%	$1,147,465	$1,064,367	$83,098	8%
Gross contribution margin	69%	69%	—	—	69%	69%	—	—

Business Measurements:
Global Technology Sales (2):
Contract value (1), (3)	$2,580,000	$2,272,000	$308,000	14%
Client retention	82%	82%	—	—
Wallet retention	105%	105%	—	—
Global Business Sales (2):
Contract value (1), (3)	$602,000	$597,000	$5,000	1%
Client retention	81%	83%	(2) points	—
Wallet retention	95%	97%	(2) points	—

(1)	Dollars in thousands.

(2)	Global Technology Sales includes sales to users and providers of technology. Global Business Sales includes sales to all other functional leaders.

(3)	Contract values are on a foreign exchange neutral basis. Contract values as of June 30, 2018 have been calculated using the same foreign currency rates as 2019.

Research revenues increased by $55.7 million during the three months ended June 30, 2019 compared to the same period in 2018, or 7% on a reported basis and 10% excluding the foreign currency impact. The gross contribution margin was flat at 69% in the second quarter of 2019 compared to the second quarter of 2018. For the six months ended June 30, 2019, Research revenues increased by $117.2 million compared to the same period in 2018, or 8% on a reported basis and 10% excluding the foreign currency impact. The gross contribution margin was flat at 69% during the six months ended June 30, 2019 compared to the same period in 2018. The increase in revenues for both 2019 periods was primarily due to the same factors driving the trend in our Research contract value, which is discussed below.

Total contract value increased to $3.2 billion at June 30, 2019, or 11% compared to June 30, 2018 on a foreign exchange neutral basis. Total contract value at June 30, 2019 increased by double-digits across almost all of the Company’s client sizes and more than half of its industry segments when compared to June 30, 2018. Global Technology Sales ("GTS") contract value increased by 14% at June 30, 2019 when compared to June 30, 2018. The increase in GTS contract value reflects additional sales headcount and productivity improvements. Global Business Sales ("GBS") contract value increased by 1% year-over-year, primarily driven by the combined effect of improved retention and new business, with a substantial portion of the new business coming from newly launched products.

GTS client retention was 82% as of both June 30, 2019 and 2018, while wallet retention was 105% on both dates. GBS client retention was 81% and 83% as of June 30, 2019 and 2018, respectively, while wallet retention was 95% and 97%, respectively. The number of GTS client enterprises increased by 3% at June 30, 2019 when compared to June 30, 2018, while GBS client enterprises declined by 9%.

Conferences

	As Of And For The Three Months Ended June 30, 2019	As Of And For The Three Months Ended June 30, 2018	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Six Months Ended June 30, 2019	As Of And For The Six Months Ended June 30, 2018	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$141,174	$111,253	$29,921	27%	$193,106	$157,340	$35,766	23%
Gross contribution (1)	$80,570	$63,461	$17,109	27%	$99,446	$79,651	$19,795	25%
Gross contribution margin	57%	57%	—	—	51%	51%	—	—

Business Measurements:
Number of destination conferences (2)	27	24	3	13%	39	38	1	3%
Number of destination conferences attendees (2)	26,416	20,896	5,520	26%	37,946	32,539	5,407	17%

(1)	Dollars in thousands.

(2)	Single day, local meetings are excluded.

Conferences revenues increased by $29.9 million during the three months ended June 30, 2019 compared to the same period in 2018, or 27% on a reported basis and 29% excluding the foreign currency impact. Revenues from both attendees and exhibitors at our destination conferences, as well as revenues from our single day local meetings, increased by double-digits during the second quarter of 2019 compared to the same period in 2018. We held 27 destination conferences during the three months ended June 30, 2019 with a 26% increase in the number of attendees and a 19% increase in exhibitors when compared to the same period in 2018, while the average revenue per attendee and exhibitor increased by 4% and 6%, respectively. The gross contribution margin was flat at 57% in the second quarter of 2019 compared to the same period in 2018.

For the six months ended June 30, 2019, Conferences revenues increased by $35.8 million compared to the same period in 2018, or 23% on a reported basis and 25% excluding the foreign currency impact. Revenues from both attendees and exhibitors at our destination conferences, as well as revenues from our single day local meetings, increased by double-digits during the six months ended June 30, 2019. We held 39 destination conferences during the 2019 six-month period with a 17% increase in the number of attendees and a 16% increase in exhibitors when compared to the same period in 2018, while the average revenue per attendee and exhibitor increased by 7% and 5%, respectively. The gross contribution margin was flat at 51% during the six months ended June 30, 2019 compared to the same period in 2018.

Consulting

	As Of And For The Three Months Ended June 30, 2019	As Of And For The Three Months Ended June 30, 2018	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Six Months Ended June 30, 2019	As Of And For The Six Months Ended June 30, 2018	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$103,653	$96,458	$7,195	7%	$196,791	$179,354	$17,437	10%
Gross contribution (1)	$34,236	$33,693	$543	2%	$62,954	$57,817	$5,137	9%
Gross contribution margin	33%	35%	(2) points	—	32%	32%	—	—

Business Measurements:
Backlog (1), (2)	$110,400	$103,500	$6,900	7%
Billable headcount	773	710	63	9%
Consultant utilization	63%	67%	(4) points	—	66%	66%	—	—
Average annualized revenue per billable headcount (1)	$379	$397	$(18)	(5)%	$390	$391	$(1)	—

(1)	Dollars in thousands.

(2)	Backlog is on a foreign exchange neutral basis. Backlog as of June 30, 2018 has been calculated using the same foreign currency rates as 2019.

Consulting revenues increased 7% during the three months ended June 30, 2019 compared to the same period in 2018 on a reported basis and 10% excluding the foreign currency impact, with revenue improvements in labor-based core consulting and contract optimization of 3% and 27%, respectively, on a reported basis. Contract optimization revenue may vary significantly and, as such, the second quarter of 2019 may not be indicative of results for the remainder of 2019 or beyond. The segment gross contribution margin was 33% and 35% for the three months ended June 30, 2019 and 2018, respectively. The lower gross contribution margin during the second quarter of 2019 was due to higher personnel costs, including costs associated with increased headcount in labor-based core consulting, partially offset by the increase in contract optimization revenue, which has a higher contribution margin than our labor-based core consulting.

For the six months ended June 30, 2019, Consulting revenues increased 10% compared to the same period in 2018 on a reported basis and 13% excluding the foreign currency impact, while the segment gross contribution margin was flat at 32%. The increase in revenues was due to the same factors that caused the increase during the second quarter of 2019.

Backlog increased by $6.9 million, or 7%, from June 30, 2018 to June 30, 2019. The $110.4 million of backlog at June 30, 2019 represented approximately four months of backlog, which is in line with the Company's operational target.

LIQUIDITY AND CAPITAL RESOURCES

We finance our operations through cash generated from our operating activities and borrowings. Note 6 — Debt in the Notes to Condensed Consolidated Financial Statements herein provides additional information regarding the Company's outstanding debt obligations. At June 30, 2019, we had $218.5 million of cash and cash equivalents and approximately $1.1 billion of available borrowing capacity on the revolving credit facility under our 2016 Credit Agreement. We believe that the Company has adequate liquidity to meet its currently anticipated needs.

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

Our cash and cash equivalents are held in numerous locations throughout the world with 69% held overseas at June 30, 2019. The Company intends to reinvest substantially all of its accumulated undistributed foreign earnings, except in instances where repatriation would result in minimal additional tax. As a result of the U.S. Tax Cuts and Jobs Act of 2017, we believe that the income tax impact if such earnings were repatriated would be minimal.

The following table summarizes the changes in the Company’s cash balances for the periods indicated (in thousands):

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	Increase (Decrease)
Cash provided by operating activities	$263,078	$176,747	$86,331
Cash (used in) provided by investing activities	(61,774)	366,416	(428,190)
Cash (used in) financing activities	(142,128)	(947,253)	805,125
Net increase (decrease) in cash and cash equivalents and restricted cash	59,176	(404,090)	463,266
Effects of exchange rates	614	(3,012)	3,626
Beginning cash and cash equivalents and restricted cash	158,663	567,058	(408,395)
Ending cash and cash equivalents and restricted cash	$218,453	$159,956	$58,497

Operating

Cash provided by operating activities was $263.1 million and $176.7 million during the six months ended June 30, 2019 and 2018, respectively. The year-over-year increase was primarily driven by higher net income in the 2019 period and lower cash payments in 2019 for interest on our borrowings, acquisition-related costs, and income taxes.

Investing

Cash used in investing activities was $61.8 million during the six months ended June 30, 2019 compared to cash provided by investing activities of $366.4 million in the 2018 period. The cash used in the 2019 period was primarily for capital expenditures. In the 2018 period, $406.5 million of net cash was realized from business unit divestitures and other miscellaneous asset sales, partially offset by $40.1 million of capital expenditures.

Financing

Cash used in financing activities was $142.1 million in the six months ended June 30, 2019 compared to cash used of $947.3 million during the same period in 2018. During the 2019 period, the Company borrowed an additional $5.0 million under a financial program offered by the State of Connecticut and we repaid $109.6 million of other borrowings. We also used $46.6 million in cash during the six months ended June 30, 2019 for share repurchases. During the 2018 period, the Company paid $858.6 million in debt principal repayments and $96.3 million for share repurchases.

OBLIGATIONS AND COMMITMENTS

Debt

As of June 30, 2019, the Company had $2.2 billion of principal amount of debt outstanding. Note 6 — Debt in the Notes to Condensed Consolidated Financial Statements herein provides additional information regarding the Company's outstanding debt obligations.

Off-Balance Sheet Arrangements

Through June 30, 2019, we have not entered into any material off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

As of June 30, 2019, the Company had $2.2 billion in total debt principal outstanding. Note 6 — Debt in the Notes to Condensed Consolidated Financial Statements herein provides additional information regarding the Company's outstanding debt obligations.

Approximately $1.4 billion of the Company's total debt outstanding as of June 30, 2019 was based on a floating base rate of interest, which potentially exposes the Company to increases in interest rates. However, we reduce our overall exposure to interest rate increases through our interest rate swap contracts, which effectively convert the base floating base interest rate on the borrowings to fixed rates. Thus, we are exposed to base interest rate risk on floating rate borrowings only in excess of any amounts that are not hedged. At June 30, 2019, the Company was effectively fully hedged from the base interest rate risk on its floating rate borrowings.

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

Translation risk arises as our foreign currency assets and liabilities are translated into U.S. dollars since the functional currencies of our foreign operations are generally denominated in the local currency. Adjustments resulting from the translation of these assets and liabilities are deferred and recorded as a component of stockholders’ equity. A measure of the potential impact of foreign currency translation can be determined through a sensitivity analysis of our cash and cash equivalents. At June 30, 2019, we had $218.5 million of cash and cash equivalents, with a substantial portion denominated in foreign currencies. If the exchange rates of the foreign currencies we hold all changed in comparison to the U.S. dollar by 10%, the amount of cash and cash equivalents we would have reported on June 30, 2019 could have increased or decreased by approximately $15.0 million. The translation of our foreign currency revenues and expenses historically has not had a material impact on our consolidated earnings since movements in and among the major currencies in which we operate tend to impact our revenues and expenses fairly equally. However, our earnings could be impacted during periods of significant exchange rate volatility, or when some or all of the major currencies in which we operate move in the same direction against the U.S. dollar.

Transaction risk arises when we enter into a transaction that is denominated in a currency that may differ from the local functional currency. As these transactions are translated into the local functional currency, a gain or loss may result, which is recorded in current period earnings. We typically enter into foreign currency forward exchange contracts to mitigate the effects of some of this foreign currency transaction risk. Our outstanding foreign currency contracts as of June 30, 2019 had an immaterial net unrealized loss.

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

Management conducted an evaluation, as of June 30, 2019, of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed under the Exchange Act.

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

Issuer Purchases of Equity Securities

The Company has a $1.2 billion board authorization to repurchase the Company's common stock. The Company may repurchase its common stock from time-to-time in amounts, at prices and in the manner that the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended), accelerated share repurchases, private transactions or other transactions and will be funded from cash on hand and borrowings. Repurchases may also be made from time-to-time in connection with the settlement of the Company's stock-based compensation awards. The following table summarizes the repurchases of our outstanding common stock during the three months ended June 30, 2019 pursuant to our $1.2 billion share repurchase authorization and the settlement of stock-based compensation awards:

Period	Total Number of Shares Purchased (#)	Average Price Paid Per Share ($)	Total Number of Shares Purchased Under Announced Programs (#)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in billions)
April	6,518	$156.36	—	$0.9
May	4,404	153.92	—	0.9
June	165	155.04	—	$0.9
Total for the quarter (1)	11,087	$155.37	—

(1)	All repurchases were for the settlement of stock-based compensation awards.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

31.1*	Certification of chief executive officer under Rule 13a — 14(a)/15d — 14(a).

31.2*	Certification of chief financial officer under Rule 13a — 14(a)/15d — 14(a).

32*	Certification under 18 U.S.C. 1350.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed with this report.

Items 3, 4 and 5 of Part II are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gartner, Inc.

Date:	July 30, 2019	/s/ Craig W. Safian
Craig W. Safian
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)