Form 10-Q
period 2019-09-30
GARTNER INC
filed 2019-10-31
CIK 749251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 28, 2019, 89,452,966 shares of the registrant’s common shares were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GARTNER, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Unaudited; in thousands, except share data)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$306,727	$156,368
Fees receivable, net of allowances of $7,800 and $7,700, respectively	1,028,320	1,255,118
Deferred commissions	197,607	235,016
Prepaid expenses and other current assets	173,851	165,237
Total current assets	1,706,505	1,811,739
Property, equipment and leasehold improvements, net	300,612	267,665
Operating leases - right-of-use assets	652,273	—
Goodwill	2,939,707	2,923,136
Intangible assets, net	936,313	1,042,565
Other assets	201,934	156,369
Total Assets	$6,737,344	$6,201,474
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$593,695	$710,113
Deferred revenues	1,803,135	1,745,244
Current portion of long-term debt	130,433	165,578
Total current liabilities	2,527,263	2,620,935
Long-term debt, net of deferred financing fees	2,051,507	2,116,109
Operating leases - liabilities	776,562	—
Other liabilities	462,355	613,673
Total Liabilities	5,817,687	5,350,717
Stockholders’ Equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0005 par value, 250,000,000 shares authorized; 163,602,067 shares issued for both periods	82	82
Additional paid-in capital	1,885,370	1,823,710
Accumulated other comprehensive loss, net	(81,264)	(39,867)
Accumulated earnings	1,921,021	1,755,432
Treasury stock, at cost, 74,124,094 and 73,899,977 common shares, respectively	(2,805,552)	(2,688,600)
Total Stockholders’ Equity	919,657	850,757
Total Liabilities and Stockholders’ Equity	$6,737,344	$6,201,474

See the accompanying notes to condensed consolidated financial statements.

GARTNER, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Research	$840,998	$774,188	$2,492,427	$2,308,426
Conferences	66,286	57,141	259,392	214,481
Consulting	93,218	78,752	290,009	258,106
Other	—	11,593	—	105,562
Total revenues	1,000,502	921,674	3,041,828	2,886,575
Costs and expenses:
Cost of services and product development	365,056	336,112	1,099,700	1,060,958
Selling, general and administrative	512,159	447,537	1,545,905	1,396,085
Depreciation	20,704	17,335	60,578	50,456
Amortization of intangibles	31,694	50,852	97,541	152,625
Acquisition and integration charges	1,742	17,114	4,156	96,342
Total costs and expenses	931,355	868,950	2,807,880	2,756,466
Operating income	69,147	52,724	233,948	130,109
Interest expense, net	(24,073)	(26,984)	(73,669)	(99,647)
Gain (loss) from divested operations	—	13,040	(2,075)	38,500
Other income (expense), net	8,024	(827)	6,953	1,193
Income before income taxes	53,098	37,953	165,157	70,155
Provision (benefit) for income taxes	11,710	26,200	(432)	31,719
Net income	$41,388	$11,753	$165,589	$38,436

Net income per share:
Basic	$0.46	$0.13	$1.84	$0.42
Diluted	$0.46	$0.13	$1.82	$0.42
Weighted average shares outstanding:
Basic	89,846	90,854	89,947	90,969
Diluted	90,887	92,148	91,089	92,244

See the accompanying notes to condensed consolidated financial statements.

GARTNER, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income
(Unaudited; in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$41,388	$11,753	$165,589	$38,436
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	3,553	964	9,078	(38,504)
Interest rate swaps – net change in deferred gain or loss	(11,379)	350	(50,599)	13,557
Pension plans – net change in deferred actuarial loss	41	53	124	164
Other comprehensive (loss) income, net of tax	(7,785)	1,367	(41,397)	(24,783)
Comprehensive income	$33,603	$13,120	$124,192	$13,653

See the accompanying notes to condensed consolidated financial statements.

GARTNER, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Nine Months Ended
	September 30,
	2019	2018
Operating activities:
Net income	$165,589	$38,436
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	158,119	203,081
Stock-based compensation expense	57,893	56,018
Deferred taxes	(50,790)	(4,746)
Loss (gain) from divested operations	2,075	(38,500)
Fair value adjustment - equity security	(9,120)	—
Amortization of lease right-of-use assets	63,692	—
Amortization and write-off of deferred financing fees	4,865	12,205
Changes in assets and liabilities, net of divestitures:
Fees receivable, net	215,132	172,679
Deferred commissions	35,329	38,216
Prepaid expenses and other current assets	(941)	(64,395)
Other assets	(46,954)	23,444
Deferred revenues	70,006	68,895
Accounts payable, accrued, and other liabilities	(182,294)	(79,322)
Cash provided by operating activities	482,601	426,011
Investing activities:
Additions to property, equipment and leasehold improvements	(95,701)	(64,631)
Acquisitions - cash paid	(2,295)	(15,855)
Divestitures - cash received (net of cash transferred)	—	520,709
Cash (used in) provided by investing activities	(97,996)	440,223
Financing activities:
Proceeds from employee stock purchase plan	13,235	11,134
Proceeds from borrowings	5,000	—
Payments on borrowings	(109,612)	(1,120,290)
Purchases of treasury stock	(141,436)	(104,400)
Cash used in financing activities	(232,813)	(1,213,556)
Net increase (decrease) in cash and cash equivalents and restricted cash	151,792	(347,322)
Effects of exchange rates on cash and cash equivalents and restricted cash	(3,728)	(6,444)
Cash and cash equivalents and restricted cash, beginning of period	158,663	567,058
Cash and cash equivalents and restricted cash, end of period	$306,727	$213,292

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

Segments. Gartner delivers its products and services globally through three business segments: Research, Conferences and Consulting. Our revenues by business segment are discussed below under the heading "Revenue Recognition." During 2018, the Company divested all of the non-core businesses that comprised its Other segment and moved a small residual product in the Other segment into the Research business and, as a result, no operating activity has been recorded in the Other segment in 2019.

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

The fiscal year of Gartner is the twelve-month period from January 1 through December 31. In the opinion of management, all normal recurring accruals and adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented herein have been included. The results of operations for the three and nine months ended September 30, 2019 may not be indicative of the results of operations for the remainder of 2019 or beyond. When used in these notes, the terms “Gartner,” the “Company,” “we,” “us,” or “our” refer to Gartner, Inc. and its consolidated subsidiaries.

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

Revenue recognition. Revenue is recognized in accordance with the requirements of FASB ASC Topic 606, “Revenue from Contracts with Customers” (“ASC Topic 606”). Revenue is only recognized when all of the required criteria for revenue recognition have been met. The accompanying Condensed Consolidated Statements of Operations present revenue net of any sales or value-added taxes that we collect from customers and remit to government authorities. ASC Topic 270 requires certain disclosures in interim financial statements around the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, which are provided below.

Disaggregated Revenue — Our disaggregated revenue by reportable segment is presented in the tables below for the periods indicated (in thousands).

By Primary Geographic Market (1), (2)

Three Months Ended September 30, 2019

	Research	Conferences	Consulting	Total
Primary Geographic Markets
United States and Canada	$538,112	$28,153	$58,615	$624,880
Europe, Middle East and Africa	196,121	24,497	26,468	247,086
Other International	106,765	13,636	8,135	128,536
Total revenues	$840,998	$66,286	$93,218	$1,000,502

Three Months Ended September 30, 2018

	Research	Conferences	Consulting	Other	Total
Primary Geographic Markets
United States and Canada	$502,489	$22,002	$45,903	$8,948	$579,342
Europe, Middle East and Africa	180,124	25,422	26,255	2,645	234,446
Other International	91,575	9,717	6,594	—	107,886
Total revenues	$774,188	$57,141	$78,752	$11,593	$921,674

Nine Months Ended September 30, 2019

	Research	Conferences	Consulting	Total
Primary Geographic Markets
United States and Canada	$1,593,806	$157,756	$175,208	$1,926,770
Europe, Middle East and Africa	583,742	67,520	90,350	741,612
Other International	314,879	34,116	24,451	373,446
Total revenues	$2,492,427	$259,392	$290,009	$3,041,828

Nine Months Ended September 30, 2018

	Research	Conferences	Consulting	Other	Total
Primary Geographic Markets
United States and Canada	$1,485,545	$131,215	$146,816	$59,419	$1,822,995
Europe, Middle East and Africa	551,070	57,163	89,783	38,369	736,385
Other International	271,811	26,103	21,507	7,774	327,195
Total revenues	$2,308,426	$214,481	$258,106	$105,562	$2,886,575

(1)	Revenue is reported based on where the sale is fulfilled.

(2)
During 2018, the Company divested all of the non-core businesses that comprised its Other segment and moved a small residual product in the Other segment into the Research business and, as a result, no operating activity has been recorded in the Other segment in 2019.

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

By Timing of Revenue Recognition (1)

Three Months Ended September 30, 2019

	Research	Conferences	Consulting	Total
Timing of Revenue Recognition
Transferred over time (2)	$769,718	$—	$77,570	$847,288
Transferred at a point in time (3)	71,280	66,286	15,648	153,214
Total revenues	$840,998	$66,286	$93,218	$1,000,502

Three Months Ended September 30, 2018

	Research	Conferences	Consulting	Other	Total
Timing of Revenue Recognition
Transferred over time (2)	$709,496	$—	$69,755	$8,800	$788,051
Transferred at a point in time (3)	64,692	57,141	8,997	2,793	133,623
Total revenues	$774,188	$57,141	$78,752	$11,593	$921,674

Nine Months Ended September 30, 2019

	Research	Conferences	Consulting	Total
Timing of Revenue Recognition
Transferred over time (2)	$2,276,783	$—	$235,641	$2,512,424
Transferred at a point in time (3)	215,644	259,392	54,368	529,404
Total revenues	$2,492,427	$259,392	$290,009	$3,041,828

Nine Months Ended September 30, 2018

	Research	Conferences	Consulting	Other	Total
Timing of Revenue Recognition
Transferred over time (2)	$2,119,393	$—	$220,838	$86,667	$2,426,898
Transferred at a point in time (3)	189,033	214,481	37,268	18,895	459,677
Total revenues	$2,308,426	$214,481	$258,106	$105,562	$2,886,575

(1)
During 2018, the Company divested all of the non-core businesses that comprised its Other segment and moved a small residual product in the Other segment into the Research business and, as a result, no operating activity has been recorded in the Other segment in 2019.

(2)
Research revenues were recognized in connection with performance obligations that were satisfied over time using a time-elapsed output method to measure progress. Consulting revenues were recognized over time using labor hours as an input measurement basis. During 2018, Other revenues were recognized using either a time-elapsed output method, performance-based milestone approach or labor hours, depending on the nature of the underlying customer contract.

(3)	The revenues in this category were recognized in connection with performance obligations that were satisfied at the point in time the contractual deliverables were provided to the customer.

Performance Obligations — For customer contracts that are greater than one year in duration, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2019 was approximately $2.9 billion. The Company expects to recognize $514.2 million, $1,592.9 million and $750.1 million of this revenue (most of which pertains to Research) during the remainder of 2019, the year ending December 31, 2020 and thereafter, respectively. The Company applies an available practical expedient that is permitted under ASC Topic 606 and, accordingly, it does not disclose such performance obligation information for customer contracts that have original durations of one year or less. Our performance obligations for contracts meeting this ASC Topic 606 disclosure exclusion primarily include: (i) stand-ready services under Research subscription contracts; (ii) holding conferences and meetings where attendees and exhibitors can participate; and (iii) providing customized Consulting solutions for clients under fixed fee and time and materials engagements. The remaining duration of these performance obligations is generally less than one year, which aligns with the period that the parties have enforceable rights and obligations under the affected contracts.

Customer Contract Assets and Liabilities — The timing of the recognition of revenue, and the amount and timing of our billings and cash collections, as well as upfront customer payments, result in the recording of both assets and liabilities on our Condensed Consolidated Balance Sheets. The table below provides information regarding certain of the Company’s balance sheet accounts that pertain to its contracts with customers (in thousands).

	September 30,	December 31,
	2019	2018
Assets:
Fees receivable, gross (1)	$1,036,120	$1,262,818

Contract assets recorded in Prepaid expenses and other current assets (2)	$24,905	$26,119

Contract liabilities:
Deferred revenues (current liability) (3)	$1,803,135	$1,745,244
Non-current deferred revenues recorded in Other liabilities (3)	15,784	21,194
Total contract liabilities	$1,818,919	$1,766,438

(1)	Fees receivable represent an unconditional right of payment from our customers and include both billed and unbilled amounts.

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

The Company recognized revenue of $675.2 million and $642.0 million during the three months ended September 30, 2019 and 2018, respectively, and $1,312.3 million and $1,164.2 million during the nine months ended September 30, 2019 and 2018, respectively, that was attributable to deferred revenues that were recorded at the beginning of each such period. Those amounts primarily consisted of (i) Research revenues and, in the 2018 periods, Other revenues that were recognized ratably as control of the goods or services passed to the customer and (ii) Conferences revenue pertaining to conferences and meetings that occurred during the reporting periods. During each of the three and nine months ended September 30, 2019 and 2018, the Company did not record any material impairments related to its contract assets. The Company does not typically recognize revenue from performance obligations satisfied in prior periods.

Acquisition and divestiture activities. The Company recognized $1.7 million and $17.1 million of Acquisition and integration charges during the three months ended September 30, 2019 and 2018, respectively, and $4.2 million and $96.3 million during the nine months ended September 30, 2019 and 2018, respectively. Acquisition and integration charges reflect additional costs and expenses resulting from our acquisitions and include, among other items, professional fees, severance and stock-based compensation charges. During the nine months ended September 30, 2018, the charges included $51.4 million of exit costs for certain acquisition-related office space in Arlington, Virginia that the Company did not occupy (such activity for the three months ended September 30, 2018 was nominal). The Company recorded no exit costs for facilities during the three and nine months ended September 30, 2019. Although the Company did not complete any business acquisitions during the nine months ended September 30, 2019 or 2018, it paid $2.3 million and $15.9 million of restricted cash in 2019 and 2018, respectively, for deferred consideration from pre-2018 acquisitions.

During the nine months ended September 30, 2018, the Company completed the divestitures of three non-core businesses that had been reported as part of its Other segment. These businesses were acquired as part of the CEB Inc. acquisition in 2017. Revenue from those divested operations was $8.6 million and $97.0 million during the three and nine months ended September 30, 2018, respectively, while the gross contribution was $4.9 million and $60.1 million during the three and nine months ended September 30, 2018, respectively. Also during 2018, the Company sold other miscellaneous assets acquired in the CEB Inc. transaction. For the nine months ended September 30, 2018, the Company recorded $520.7 million in total net cash proceeds from these sales and a net pretax gain of $38.5 million. During the nine months ended September 30, 2019, the Company recorded a pretax Loss from divested operations of $2.1 million, primarily due to adjustments of certain working capital balances related to its 2018 divestitures.

Fair value adjustment - equity security. During both the three and nine months ended September 30, 2019, the Company recognized unrealized appreciation of $9.1 million related to a minority equity investment that we sold in October 2019. That benefit was recorded in Other income (expense), net in the accompanying Condensed Consolidated Statements of Operations. The minority equity investment’s estimated fair value of $14.1 million was included in Prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2019. Our valuation of such investment was based on certain observable inputs, which the Company considers to be Level 2 inputs under the valuation hierarchy that is described in Note 10 - Fair Value Disclosures.

Cash and cash equivalents and restricted cash. For the nine months ended September 30, 2019, the beginning of period cash and cash equivalents and restricted cash balance of $158.7 million in the accompanying Condensed Consolidated Statements of Cash Flows consisted of $156.4 million of cash and cash equivalents and $2.3 million of restricted cash. The restricted cash, which was classified in Prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2018, was paid to a third party in 2019.

Adoption of new accounting standards. The Company adopted the accounting standards described below during the nine months ended September 30, 2019.

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

The adoption of ASU No. 2016-02 on January 1, 2019 had a material impact on the Company’s consolidated balance sheet, while the accompanying Condensed Consolidated Statements of Operations and the cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows for the periods ended September 30, 2019 were not materially impacted. Prior to January 1, 2019, the Company recognized lease expense in accordance with then-existing U.S. GAAP under FASB ASC Topic 840, Leases (“prior GAAP”). Although there were significant changes to the Company’s leasing policies and procedures effective January 1, 2019 with the adoption of ASU No. 2016-02, the lease expense recognition patterns under ASU No. 2016-02 and prior GAAP during the periods ended September 30, 2019 and 2018, respectively, were substantively the same. As required by ASU No. 2016-02, the Company's disclosures regarding its leasing activities have been significantly expanded to enable users of our consolidated financial statements to assess the amount, timing and uncertainty of cash flows related to leases. These additional disclosures are included below.

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
Under prior GAAP, lease arrangements that met certain criteria were considered operating leases and were not recorded on an entity's balance sheet. Prior to January 1, 2019 and through September 30, 2019, all of the Company’s lease arrangements were accounted for as operating leases. The adoption of ASU No. 2016-02 on January 1, 2019 had a material impact on the Company’s consolidated balance sheet due to the recognition of right-of-use assets of $651.9 million and related lease liabilities of $851.3 million. The Company’s adoption of ASU No. 2016-02 resulted in a net increase of $638.7 million in each of Total Assets and Total Liabilities. The adoption of the new lease standard did not affect Stockholders’ Equity.

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

Prior to January 1, 2019, the Company recognized lease expense in accordance with prior GAAP. Because both ASU No. 2016-02 and prior GAAP generally recognize operating lease expense on a straight-line basis over the term of the lease arrangement and the Company only has operating lease arrangements, the lease expense recognition patterns under the two accounting methodologies during the three and nine months ended September 30, 2019 and 2018 were substantively the same.

Except for lease arrangements pertaining to facilities, all other operating lease activity is not significant. As such, operating leases for office equipment and other assets (collectively, “other leases”) are: (i) not recognized and measured under the relevant provisions of ASU No. 2016-02; (ii) excluded from the right-of-use assets and related lease liabilities on the accompanying Condensed Consolidated Balance Sheet as of September 30, 2019, as the related amounts are not material; and (iii) excluded from the quantitative disclosures provided below, other than the disclosures under the heading "Lease Disclosures Under Prior GAAP." Other leases are accounted for similar to the guidance for operating leases under prior GAAP, which generally recognizes lease expense on a straight-line basis over the term of the lease arrangement. As a result, the impact of excluding the other leases from the requirements of ASU No. 2016-02 is not significant.

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

When our lease cost for the term of a sublease exceeds our anticipated sublease income for that same period, we treat that circumstance as an indicator that the carrying amount of our right-of-use asset may not be fully recoverable. In those circumstances, we perform an impairment analysis and, if indicated, we record a charge against earnings to reduce the right-of-use asset to the amount deemed to be recoverable in the future. There were no right-of-use asset impairments during the three and nine months ended September 30, 2019.

On the accompanying Condensed Consolidated Balance Sheet as of September 30, 2019, right-of-use assets are classified and reported in Operating leases - right-of-use assets, and the related lease liabilities are included in Accounts payable and accrued liabilities (current) and Operating leases - liabilities (long-term). On the accompanying Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2019, the amortization of right-of-use assets is presented separately and the change in operating lease liabilities is included under Accounts payable, accrued, and other liabilities in the reconciliation of net income to cash provided by operating activities.

Lease Disclosures Under ASU No. 2016-02

All of the Company’s leasing and subleasing activity is recognized in Selling, general and administrative expense in the accompanying Condensed Consolidated Statements of Operations. The table below presents the Company’s net lease cost and certain other information related to the Company’s leasing activities as of and for the periods indicated (dollars in thousands).

Description:	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost (1)	$35,443	$106,958
Variable lease cost (2)	3,902	11,517
Sublease income	(10,205)	(30,767)
Total lease cost, net (3)	$29,140	$87,708

Cash paid for amounts included in the measurement of operating lease liabilities	$34,294	$100,172
Cash receipts from sublease arrangements	$9,000	$25,131
Right-of-use assets obtained in exchange for new operating lease liabilities	$38,571	$67,756

As of September 30, 2019:
Weighted average remaining lease term for operating leases (in years)		10.5
Weighted average discount rate for operating leases		6.9%

(1)	Included in operating lease cost was $10.8 million and $32.5 million of costs for subleasing activities during the three and nine months ended September 30, 2019, respectively.

(2)	These amounts are primarily variable lease and nonlease costs that were not fixed at the lease commencement date or are dependent on something other than an index or a rate.

(3)	The Company did not capitalize any operating lease costs during the three and nine months ended September 30, 2019.

As of September 30, 2019, the (i) maturities of operating lease liabilities under non-cancelable arrangements and (ii) estimated future sublease cash receipts from non-cancelable arrangements were as follows (in thousands):

	Operating	Sublease
	Lease	Cash
Period ending December 31,	Payments	Receipts
2019 (remaining three months)	$35,125	$9,344
2020	133,534	40,534
2021	126,602	42,918
2022	121,021	43,587
2023	115,034	44,469
Thereafter	693,901	177,741
Total future minimum operating lease payments and estimated sublease cash receipts (1)	1,225,217	$358,593
Imputed interest	(368,485)
Total per the Condensed Consolidated Balance Sheet	$856,732

(1)	Approximately 84% of the operating lease payments pertain to properties in the United States.

The table below indicates where the discounted operating lease payments from the above table are classified in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2019 (in thousands).

Description:
Accounts payable and accrued liabilities	$80,170
Operating leases - liabilities	776,562
Total operating lease liabilities per the Condensed Consolidated Balance Sheet	$856,732

As of September 30, 2019, the Company had additional operating leases for facilities that have not yet commenced. These operating leases, which aggregated $146.6 million of undiscounted lease payments, are scheduled to commence between 2019 and 2021 with lease terms of up to ten years.

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

The table below sets forth the calculation of basic and diluted income per share for the periods indicated (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator:
Net income used for calculating basic and diluted income per common share	$41,388	$11,753	$165,589	$38,436

Denominator:
Weighted average common shares used in the calculation of basic income per share	89,846	90,854	89,947	90,969
Common stock equivalents associated with stock-based compensation plans (1)	1,041	1,294	1,142	1,275
Shares used in the calculation of diluted income per share	90,887	92,148	91,089	92,244

Basic income per share	$0.46	$0.13	$1.84	$0.42
Diluted income per share	$0.46	$0.13	$1.82	$0.42

(1)
Certain common stock equivalents were not included in the computation of diluted income per share because the effect would have been anti-dilutive. These common share equivalents totaled less than 0.2 million for each of the three and nine months ended September 30, 2018. For the three and nine months ended September 30, 2019, approximately 0.3 million and 0.2 million, respectively, of common stock equivalents were excluded from the calculation of diluted income per share because they were anti-dilutive.

Note 3 — Stock-Based Compensation

The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company currently awards stock-settled stock appreciation rights, service-based and performance-based restricted stock units, and common stock equivalents. As of September 30, 2019, the Company had 4.4 million shares of its common stock, par value $.0005 per share, (the “Common Stock”) available for stock-based compensation awards under its 2014 Long-Term Incentive Plan.

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

Stock-Based Compensation Expense

The Company recognized the following stock-based compensation expense by award type and expense category line item during the periods indicated (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Award type	2019	2018	2019	2018
Stock appreciation rights	$1.0	$0.8	$5.8	$5.6
Restricted stock units	11.8	9.8	51.5	49.9
Common stock equivalents	0.2	0.1	0.6	0.5
Total (1)	$13.0	$10.7	$57.9	$56.0

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Expense category line item	2019	2018	2019	2018
Cost of services and product development	$6.2	$4.7	$23.7	$22.8
Selling, general and administrative	6.7	5.7	33.8	31.4
Acquisition and integration charges (2)	0.1	0.3	0.4	1.8
Total (1)	$13.0	$10.7	$57.9	$56.0

(1) Includes a charge of $0.4 million and a credit of $0.3 million during the three months ended September 30, 2019 and 2018, respectively, and charges of $21.8 million and $19.6 million during the nine months ended September 30, 2019 and 2018, respectively, for awards to retirement-eligible employees. Those awards vest on an accelerated basis.
(2) Includes charges related to an acquisition and the related integration process.

As of September 30, 2019, the Company had $100.0 million of total unrecognized stock-based compensation cost, which is expected to be expensed over the remaining weighted average service period of approximately 2.5 years.

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

When SARs are exercised, the number of shares of Common Stock issued is calculated as follows: (1) the total proceeds from the exercise of the SARs award (calculated as the closing price of the Common Stock as reported on the New York Stock Exchange on the date of exercise less the exercise price of the SARs award, multiplied by the number of SARs exercised) is divided by (2) the closing price of the Common Stock on the date of exercise. Upon exercise, the Company withholds a portion of the shares of the Common Stock to satisfy statutory tax withholding requirements. SARs recipients do not have any stockholder rights until the shares of Common Stock are issued in respect of the award, which is subject to the prior satisfaction of the vesting and other criteria relating to such grants.

The table below summarizes changes in SARs outstanding during the nine months ended September 30, 2019.

	Stock Appreciation Rights ("SARs") (in millions)	Per Share Weighted Average Exercise Price	Per Share Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2018	1.2	$89.45	$19.88	4.33
Granted	0.3	143.23	32.62	6.36
Forfeited	(0.1)	118.31	26.52	n/a
Exercised	(0.1)	70.54	16.64	n/a
Outstanding at September 30, 2019 (1) (2)	1.3	$100.54	$22.43	4.18
Vested and exercisable at September 30, 2019 (2)	0.7	$83.36	$18.46	3.11

n/a = not applicable

(1) As of September 30, 2019, 0.6 million of the total SARs outstanding were unvested. The Company expects that substantially all of those unvested awards will vest in future periods.
(2) As of September 30, 2019, the total SARs outstanding had an intrinsic value of $56.9 million. On such date, SARs vested and exercisable had an intrinsic value of $42.1 million.

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

The table below summarizes the changes in RSUs outstanding during the nine months ended September 30, 2019.

	Restricted Stock Units ("RSUs") (in millions)	Per Share Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	1.4	$101.75
Granted (1)	0.5	139.84
Vested and released	(0.5)	97.13
Forfeited	(0.1)	115.15
Outstanding at September 30, 2019 (2) (3)	1.3	$118.94

(1)
The 0.5 million of RSUs granted during the nine months ended September 30, 2019 consisted of 0.2 million of performance-based RSUs awarded to executives and 0.3 million of service-based RSUs awarded to non-executive employees and non-management board members. The performance-based awards include RSUs in final settlement of 2018 grants and approximately 0.1 million of RSUs representing the target amount of the grant for the year ending December 31, 2019 that is tied to an increase in Gartner's total contract value for 2019. The number of performance-based RSUs that will ultimately be awarded for 2019 ranges from 0% to 200% of the target amount and will be finalized based on the actual increase in Gartner's total contract value for 2019 as measured on December 31, 2019. If the specified minimum level of achievement is not met, the performance-based RSUs pertaining to 2019 will be forfeited in their entirety and any previously recorded compensation expense will be reversed.

(2)	The Company expects that substantially all of the RSUs outstanding will vest in future periods.

(3)	As of September 30, 2019, the weighted-average remaining contractual term of the RSUs outstanding was approximately 1.3 years.

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

The table below summarizes the changes in CSEs outstanding during the nine months ended September 30, 2019.

	Common Stock Equivalents ("CSEs")	Per Share Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	109,780	$24.96
Granted	3,410	152.58
Converted to shares of Common Stock upon grant	(2,199)	146.28
Outstanding at September 30, 2019	110,991	$26.48

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (the “ESP Plan”) wherein eligible employees are permitted to purchase shares of Common Stock through payroll deductions, which may not exceed 10% of an employee’s compensation, or $23,750 in any calendar year, at a price equal to 95% of the closing price of the Common Stock as reported on the New York Stock Exchange at the end of each offering period. As of September 30, 2019, the Company had 0.6 million shares available for purchase under the ESP Plan. The ESP Plan is considered non-compensatory under FASB ASC Topic 718 and, as a result, the Company does not record stock-based compensation expense for employee share purchases. The Company received $13.2 million and $11.1 million in cash from employee share purchases under the ESP Plan during the nine months ended September 30, 2019 and 2018, respectively.

Note 4 — Segment Information

Our products and services are delivered through three segments – Research, Conferences and Consulting, as described below.

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

•
Conferences provides business professionals across an organization the opportunity to learn, share and network. From our flagship Chief Information Officer conference Gartner IT Symposium, to industry-leading conferences focused on specific business roles and topics, to member-driven sessions, our offerings enable attendees to experience the best of Gartner insight and advice live.

•
Consulting provides customized solutions to unique client needs through on-site, day-to-day support, as well as proprietary tools for measuring and improving IT performance with a focus on cost, performance, efficiency and quality.

The Company evaluates segment performance and allocates resources based on gross contribution margin. Gross contribution, as presented in the table below, is defined as operating income or loss excluding certain Cost of services and product development expenses, Selling, general and administrative expenses, Depreciation, Amortization of intangibles, and Acquisition and integration charges. Certain bonus and fringe benefit costs included in consolidated Cost of services and product development are not allocated to segment expense. The accounting policies used by the reportable segments are the same as those used by the Company. There are no intersegment revenues. The Company does not identify or allocate assets, including capital expenditures, by reportable segment. Accordingly, assets are not reported by segment because the information is not available by segment and is not reviewed in the evaluation of segment performance or in making decisions regarding the allocation of resources.

The tables below present information about the Company’s reportable segments for the periods indicated (in thousands) (1).

Three Months Ended September 30, 2019	Research	Conferences	Consulting	Consolidated
Revenues	$840,998	$66,286	$93,218	$1,000,502
Gross contribution	582,502	27,465	26,538	636,505
Corporate and other expenses				(567,358)
Operating income				$69,147

Three Months Ended September 30, 2018	Research	Conferences	Consulting	Other	Consolidated
Revenues	$774,188	$57,141	$78,752	$11,593	$921,674
Gross contribution	534,911	25,047	18,419	6,927	585,304
Corporate and other expenses					(532,580)
Operating income					$52,724

Nine Months Ended September 30, 2019	Research	Conferences	Consulting	Consolidated
Revenues	$2,492,427	$259,392	$290,009	$3,041,828
Gross contribution	1,729,967	126,910	89,493	1,946,370
Corporate and other expenses				(1,712,422)
Operating income				$233,948

Nine Months Ended September 30, 2018	Research	Conferences	Consulting	Other	Consolidated
Revenues	$2,308,426	$214,481	$258,106	$105,562	$2,886,575
Gross contribution	1,599,277	104,698	76,236	65,075	1,845,286
Corporate and other expenses					(1,715,177)
Operating income					$130,109

(1) During 2018, the Company divested all of the non-core businesses that comprised its Other segment and moved a small residual product in the Other segment into the Research business and, as a result, no operating activity has been recorded in the Other segment in 2019.

The table below provides a reconciliation of total segment gross contribution to net income for the periods indicated (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Total segment gross contribution	$636,505	$585,304	$1,946,370	$1,845,286
Costs and expenses:
Cost of services and product development - unallocated (1)	1,059	(258)	4,242	19,669
Selling, general and administrative	512,159	447,537	1,545,905	1,396,085
Depreciation and amortization	52,398	68,187	158,119	203,081
Acquisition and integration charges	1,742	17,114	4,156	96,342
Operating income	69,147	52,724	233,948	130,109
Interest expense and other, net	16,049	27,811	66,716	98,454
Gain (loss) from divested operations	—	13,040	(2,075)	38,500
Provision (benefit) for income taxes	11,710	26,200	(432)	31,719
Net income	$41,388	$11,753	$165,589	$38,436

(1)
The unallocated amounts consist of certain bonus and related fringe costs recorded in consolidated Cost of services and product development that are not allocated to segment expense. The Company's policy is to only allocate bonus and related fringe charges to segments for up to 100% of the segment employee's target bonus. Amounts above 100% are absorbed by corporate.

Note 5 — Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair values of the tangible and identifiable intangible net assets acquired. Evaluations of the recoverability of goodwill are performed in accordance with FASB ASC Topic 350, which requires an annual assessment of potential goodwill impairment at the reporting unit level and whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The annual assessment of the recoverability of recorded goodwill can be based on either a qualitative or quantitative assessment or a combination of the two approaches. Both methods utilize estimates which, in turn, require judgments and assumptions regarding future trends and events. As a result, both the precision and reliability of the resulting estimates are subject to uncertainty. If our annual goodwill impairment evaluation determines that the fair value of a reporting unit is less than its related carrying amount, we may recognize an impairment charge. In connection with our most recent annual impairment test of goodwill during the quarter ended September 30, 2019, which indicated no impairment of recorded goodwill, the Company utilized the qualitative approach in assessing the fair values of its reporting units relative to their respective carrying values. Subsequent to completing our 2019 annual impairment test, no events or changes in circumstances were noted that required an interim goodwill impairment test.

The table below presents changes to the carrying amount of goodwill by segment during the nine months ended September 30, 2019 (in thousands).

	Research	Conferences	Consulting	Total
Balance at December 31, 2018 (1)	$2,638,418	$187,654	$97,064	$2,923,136
Foreign currency translation impact	16,745	24	(198)	16,571
Balance at September 30, 2019	$2,655,163	$187,678	$96,866	$2,939,707

(1)	The Company does not have any accumulated goodwill impairment losses.

Finite-Lived Intangible Assets

The tables below present reconciliations of the carrying amounts of the Company's finite-lived intangible assets as of the dates indicated (in thousands).

September 30, 2019	Customer Relationships	Software	Content	Other	Total
Gross cost at December 31, 2018	$1,131,656	$110,701	$98,842	$51,662	$1,392,861
Intangible assets fully amortized	—	—	(85,900)	(18,680)	(104,580)
Foreign currency translation impact	(9,810)	(303)	(2)	(106)	(10,221)
Gross cost	1,121,846	110,398	12,940	32,876	1,278,060
Accumulated amortization (1)	(255,139)	(55,609)	(9,973)	(21,026)	(341,747)
Balance at September 30, 2019	$866,707	$54,789	$2,967	$11,850	$936,313

December 31, 2018	Customer Relationships	Software	Content	Other	Total
Gross cost	$1,131,656	$110,701	$98,842	$51,662	$1,392,861
Accumulated amortization (1)	(184,918)	(38,901)	(92,717)	(33,760)	(350,296)
Balance at December 31, 2018	$946,738	$71,800	$6,125	$17,902	$1,042,565

(1) Finite-lived intangible assets are amortized using the straight-line method over the following periods: Customer relationships—4 to 13 years; Software—3 to 7 years; Content—1.5 to 5 years; and Other—2 to 11 years.

Amortization expense related to finite-lived intangible assets was $31.7 million and $50.9 million during the three months ended September 30, 2019 and 2018, respectively, and $97.5 million and $152.6 million during the nine months ended September 30, 2019 and 2018, respectively. The estimated future amortization expense by year for finite-lived intangible assets is as follows (in thousands):

2019 (remaining three months)	$31,812
2020	122,864
2021	102,493
2022	92,989
2023	92,989
Thereafter	493,166
$936,313

Note 6 — Debt

2016 Credit Agreement

The Company has a credit facility that currently provides for a $1.5 billion Term loan A facility and a $1.2 billion revolving credit facility (the "2016 Credit Agreement"). The 2016 Credit Agreement contains certain customary restrictive loan covenants, including, among others, financial covenants that apply a maximum leverage ratio and a minimum interest expense coverage ratio, and covenants limiting Gartner’s ability to incur indebtedness, grant liens, make acquisitions, merge, dispose of assets, pay dividends, repurchase stock, make investments and enter into certain transactions with affiliates. The Company was in full compliance with the covenants as of September 30, 2019.

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

Outstanding Borrowings

The table below summarizes the Company’s total outstanding borrowings as of the dates indicated (in thousands).

	September 30,	December 31,
Description:	2019	2018
2016 Credit Agreement - Term loan A facility (1)	$1,280,813	$1,355,062
2016 Credit Agreement - Revolving credit facility (1), (2)	120,000	155,000
Senior Notes (3)	800,000	800,000
Other (4)	6,667	2,030
Principal amount outstanding (5)	2,207,480	2,312,092
Less: deferred financing fees (6)	(25,540)	(30,405)
Net balance sheet carrying amount	$2,181,940	$2,281,687

(1)
The contractual annualized interest rate as of September 30, 2019 on the Term loan A facility and the revolving credit facility was 3.54%, which consisted of a floating eurodollar base rate of 2.04% plus a margin of 1.50%. However, the Company has interest rate swap contracts that effectively convert the floating eurodollar base rates on amounts outstanding to a fixed base rate.

(2)	The Company had approximately $1.1 billion of available borrowing capacity on the revolver (not including the expansion feature) as of September 30, 2019.

(3)	Consists of $800.0 million principal amount of Senior Notes outstanding. The Senior Notes pay a fixed rate of 5.125% and mature on April 1, 2025.

(4)
Consists of two State of Connecticut economic development loans. One of the loans originated in 2012, has a 10-year maturity and the outstanding balance of $1.7 million as of September 30, 2019 bears interest at a fixed rate of 3.00%. In connection with an expansion project at its Stamford, Connecticut headquarters, the Company borrowed $5.0 million during the nine months ended September 30, 2019 under a financial assistance program offered by the State of Connecticut. This second loan has a 10-year maturity and bears interest at a fixed rate of 1.75%. Principal and interest payments are deferred for the first seven years. The loan has a provision whereby some or all of the $5.0 million principal may be forgiven if the Company meets certain employment targets in the State of Connecticut during the first five years of the loan. Both of these loans may be repaid at any time by the Company without penalty.

(5)
The weighted average annual effective rates on the Company's total debt outstanding for the three and nine months ended September 30, 2019, including the effects of its interest rate swaps discussed below, was 4.00% and 4.01%, respectively.

(6)	Deferred financing fees are being amortized to Interest expense, net over the term of the related debt obligation.

Interest Rate Swaps

The Company has four fixed-for-floating interest rate swap contracts with a total notional value of $1.4 billion that mature through 2025. The Company designates the swaps as accounting hedges of the forecasted interest payments on $1.4 billion of the Company’s variable-rate borrowings. The Company pays base fixed rates on these swaps ranging from 2.13% to 3.04% and in return receives a floating eurodollar base rate on 30-day notional borrowings. The Company accounts for the interest rate swap contracts as cash flow hedges in accordance with FASB ASC Topic 815. Since the swaps hedge forecasted interest payments, changes in the fair values of the swaps are recorded in accumulated other comprehensive income (loss), a component of stockholders' equity, as long as the swaps continue to be highly effective hedges of the designated interest rate risk. All of the Company's swaps were considered highly effective hedges of the forecasted interest payments as of September 30, 2019. The interest rate swaps had a negative unrealized fair value (liability) of $80.2 million as of September 30, 2019, which was deferred and recorded in Accumulated other comprehensive loss, net of tax effect.

Note 7 — Equity

Share Repurchase Authorization

The Company has a $1.2 billion board authorization to repurchase the Company's common stock, of which $0.8 billion remained available as of September 30, 2019. The Company may repurchase its common stock from time-to-time in amounts, at prices and in the manner that the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended), accelerated share repurchases, private transactions or other transactions and will be funded by cash on hand and borrowings. The Company’s share repurchase activity for the periods indicated is presented in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Number of shares repurchased (1)	705,800	51,298	929,311	815,001
Cash paid for repurchased shares (in thousands) (2)	$94,878	$8,129	$141,436	$104,400

(1) The average purchase price for repurchased shares was $134.42 and $140.09 for the three months ended September 30, 2019 and 2018, respectively, and $136.05 and $128.10 for the nine months ended September 30, 2019 and 2018, respectively. The repurchased shares during the three and nine months ended September 30, 2019 and 2018 included purchases for both stock-based compensation awards and open market purchases.
(2) The cash paid for repurchased shares during the nine months ended September 30, 2019 included open market purchases with trade dates in December 2018 that settled in January 2019.

Stockholders' Equity

The tables below provide a reconciliation of changes in the Company's Stockholders' Equity for the periods indicated (in thousands).

Three Months Ended September 30, 2019

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Accumulated Earnings	Treasury Stock	Total
Balance at June 30, 2019	$82	$1,868,878	$(73,479)	$1,879,633	$(2,711,312)	$963,802
Net income	—	—	—	41,388	—	41,388
Other comprehensive loss	—	—	(7,785)	—	—	(7,785)
Issuances under stock plans	—	3,538	—	—	633	4,171
Common share repurchases	—	—	—	—	(94,873)	(94,873)
Stock-based compensation expense	—	12,954	—	—	—	12,954
Balance at September 30, 2019	$82	$1,885,370	$(81,264)	$1,921,021	$(2,805,552)	$919,657

Three Months Ended September 30, 2018

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Accumulated Earnings	Treasury Stock	Total
Balance at June 30, 2018	$82	$1,798,075	$(24,051)	$1,659,658	$(2,512,332)	$921,432
Net income	—	—	—	11,753	—	11,753
Other comprehensive income	—	—	1,367	—	—	1,367
Issuances under stock plans	—	1,752	—	—	1,711	3,463
Common share repurchases	—	—	—	—	(7,186)	(7,186)
Stock-based compensation expense	—	10,718	—	—	—	10,718
Balance at September 30, 2018	$82	$1,810,545	$(22,684)	$1,671,412	$(2,517,807)	$941,548

Nine Months Ended September 30, 2019

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Accumulated Earnings	Treasury Stock	Total
Balance at December 31, 2018	$82	$1,823,710	$(39,867)	$1,755,432	$(2,688,600)	$850,757
Net income	—	—	—	165,589	—	165,589
Other comprehensive loss	—	—	(41,397)	—	—	(41,397)
Issuances under stock plans	—	3,767	—	—	9,481	13,248
Common share repurchases	—	—	—	—	(126,433)	(126,433)
Stock-based compensation expense	—	57,893	—	—	—	57,893
Balance at September 30, 2019	$82	$1,885,370	$(81,264)	$1,921,021	$(2,805,552)	$919,657

Nine Months Ended September 30, 2018

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Accumulated Earnings	Treasury Stock	Total
Balance at December 31, 2017	$82	$1,761,383	$1,508	$1,647,284	$(2,426,792)	$983,465
Adoption of ASU No. 2018-02 (1)	—	—	591	(591)	—	—
Adoption of ASU No. 2016-16 (2)	—	—	—	(13,717)	—	(13,717)
Net income	—	—	—	38,436	—	38,436
Other comprehensive loss	—	—	(24,783)	—	—	(24,783)
Issuances under stock plans	—	(6,856)	—	—	13,385	6,529
Common share repurchases	—	—	—	—	(104,400)	(104,400)
Stock-based compensation expense	—	56,018	—	—	—	56,018
Balance at September 30, 2018	$82	$1,810,545	$(22,684)	$1,671,412	$(2,517,807)	$941,548

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

Accumulated Other Comprehensive Income (Loss), net ("AOCI/L")

The tables below provide information about the changes in AOCI/L by component and the related amounts reclassified out of AOCI/L to income during the periods indicated (net of tax, in thousands) (1).

Three Months Ended September 30, 2019

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – June 30, 2019	$(46,990)	$(5,655)	$(20,834)	$(73,479)
Other comprehensive income (loss) activity during the period:
Change in AOCI/L before reclassifications to income	(10,285)	—	3,553	(6,731)
Reclassifications from AOCI/L to income (2), (3)	(1,094)	41	—	(1,054)
Other comprehensive income (loss) for the period	(11,379)	41	3,553	(7,785)
Balance – September 30, 2019	$(58,369)	$(5,614)	$(17,281)	$(81,264)

Three Months Ended September 30, 2018

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – June 30, 2018	$16,281	$(5,750)	$(34,582)	$(24,051)
Other comprehensive income (loss) activity during the period:
Change in AOCI/L before reclassifications to income	969	—	814	1,783
Reclassifications from AOCI/L to income (2), (3), (4)	(619)	53	150	(416)
Other comprehensive income (loss) for the period	350	53	964	1,367
Balance – September 30, 2018	$16,631	$(5,697)	$(33,618)	$(22,684)

Nine Months Ended September 30, 2019

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2018	$(7,770)	$(5,738)	$(26,359)	$(39,867)
Other comprehensive income (loss) activity during the period:
Change in AOCI/L before reclassifications to income	(46,224)	—	9,078	(37,146)
Reclassifications from AOCI/L to income (2), (3)	(4,375)	124	—	(4,251)
Other comprehensive income (loss) for the period	(50,599)	124	9,078	(41,397)
Balance – September 30, 2019	$(58,369)	$(5,614)	$(17,281)	$(81,264)

Nine Months Ended September 30, 2018

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2017	$2,483	$(5,861)	$4,886	1,508
Adoption of ASU No. 2018-02 (5)	591	—	—	591
Other comprehensive income (loss) activity during the period:
Change in AOCI/L before reclassifications to income	13,748	—	21,656	35,404
Reclassifications from AOCI/L to income (2), (3), (4)	(191)	164	(60,160)	(60,187)
Other comprehensive income (loss) for the period	13,557	164	(38,504)	(24,783)
Balance – September 30, 2018	$16,631	$(5,697)	$(33,618)	(22,684)

(1)	Amounts in parentheses represent debits (deferred losses).

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

(5)
On April 1, 2018, the Company early adopted ASU No. 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU No. 2018-02"), which resulted in a reclassification of $0.6 million of stranded tax amounts related to the U.S. Tax Cuts and Jobs Act of 2017 from AOCI/L to Accumulated earnings.

Note 8 — Income Taxes

The provision for income taxes for the three months ended September 30, 2019 and 2018 was an expense of $11.7 million and $26.2 million, respectively. The provision for income taxes for the nine months ended September 30, 2019 was a benefit of $0.4 million compared to an expense of $31.7 million for the nine months ended September 30, 2018.

The effective income tax rate was an expense of 22.1% and 69.0% for the three months ended September 30, 2019 and 2018, respectively. The quarter-over-quarter decrease in the effective income tax rate was primarily attributable to the taxable third quarter 2018 divestiture of the Company’s CEB Challenger training business, which resulted in a greater tax than book gain.

The effective income tax rate was a benefit of 0.3% for the nine months ended September 30, 2019 compared to an expense of 45.2% for the nine months ended September 30, 2018. The effective income tax rate for the 2019 nine-month period included a significant benefit from an intercompany sale of certain intellectual property, as discussed below. The favorable impact of that transaction compared to the unfavorable impact from the CEB Challenger training business divestiture during the 2018 nine-month period drove the year-over-year change in the effective income tax rates for the nine-month periods.

In April 2019, we completed an intercompany sale of certain intellectual property. As a result, the Company recorded a net tax benefit of approximately $38.1 million during the nine months ended September 30, 2019, which represents the benefits of future tax deductions for amortization of the assets in the acquiring jurisdiction. Our tax planning related to our intellectual property is ongoing and may result in tax rate volatility in the future.

The Company had gross unrecognized tax benefits of $87.3 million at September 30, 2019 and $90.3 million at December 31, 2018. It is reasonably possible that gross unrecognized tax benefits will decrease by approximately $2.8 million within the next 12 months due to the anticipated closure of audits and the expiration of certain statutes of limitation.

In connection with the Company’s adoption of ASU No. 2016-02 on January 1, 2019, operating leases were recorded on the accompanying Condensed Consolidated Balance Sheet as of September 30, 2019, including the recognition of operating lease liabilities and corresponding right-of-use assets. The corresponding deferred tax assets and deferred tax liabilities were also recorded. The net deferred tax impact was zero. Note 1 — Business and Basis of Presentation provides additional information regarding our leases and the adoption of ASU No. 2016-02.
Note 9 — Derivatives and Hedging

The Company enters into a limited number of derivative contracts to mitigate the cash flow risk associated with changes in interest rates on variable-rate debt and changes in foreign exchange rates on forecasted foreign currency transactions. The Company accounts for its outstanding derivative contracts in accordance with FASB ASC Topic 815, which requires all derivatives, including derivatives designated as accounting hedges, to be recorded on the balance sheet at fair value. The tables below provide information regarding the Company’s outstanding derivative contracts as of the dates indicated (in thousands, except for number of contracts).

September 30, 2019
Derivative Contract Type	Number of Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in AOCI/L
Interest rate swaps (1)	4	$1,400,000	$(80,233)	Other liabilities	$(58,369)
Foreign currency forwards (2)	40	203,351	(220)	Accrued liabilities	—
Total	44	$1,603,351	$(80,453)		$(58,369)

December 31, 2018
Derivative Contract Type	Number of Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in AOCI/L
Interest rate swaps (1)	7	$2,100,000	$(10,681)	Other liabilities	$(7,770)
Foreign currency forwards (2)	135	927,375	(1,942)	Accrued liabilities	—
Total	142	$3,027,375	$(12,623)		$(7,770)

(1)
The interest rate swaps have been designated and are accounted for as cash flow hedges of the forecasted interest payments on borrowings. As a result, changes in the fair values of the swaps are deferred and recorded in AOCI/L, net of tax effect. Note 6 — Debt provides additional information.

(2)
The Company has foreign exchange transaction risk because it typically enters into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currency. The Company enters into short-term foreign currency forward exchange contracts to mitigate the cash flow risk associated with changes in foreign currency rates on forecasted foreign currency transactions. These contracts are accounted for at fair value with realized and unrealized gains and losses recognized in Other income (expense), net because the Company does not designate these contracts as hedges for accounting purposes. All of the outstanding foreign currency forward exchange contracts at September 30, 2019 matured before October 31, 2019.

(3)	See Note 10 — Fair Value Disclosures for the determination of the fair values of these instruments.

At September 30, 2019, all of the Company’s derivative counterparties were investment grade financial institutions. The Company did not have any collateral arrangements with its derivative counterparties and none of the derivative contracts contained credit-risk related contingent features. The table below provides information regarding amounts recognized in the accompanying Condensed Consolidated Statements of Operations for derivative contracts for the periods indicated (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Amount recorded in:	2019	2018	2019	2018
Interest (income) expense, net (1)	$(1,504)	$(851)	$(6,015)	$(262)
Other expense, net (2)	4,367	1,140	5,064	2,815
Total expense (income), net	$2,863	$289	$(951)	$2,553

(1)	Consists of interest (income) expense from interest rate swap contracts.

(2)	Consists of net realized and unrealized gains and losses on foreign currency forward contracts.

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

The table below presents the fair value of certain financial assets and liabilities (in thousands).

Description:	September 30, 2019	December 31, 2018
Assets:
Values based on Level 1 inputs:
Deferred compensation plan assets (1)	$8,985	$8,956
Total Level 1 inputs	8,985	8,956
Values based on Level 2 inputs:
Deferred compensation plan assets (1)	61,491	57,690
Foreign currency forward contracts (2)	65	1,318
Total Level 2 inputs	61,556	59,008
Total Assets	$70,541	$67,964
Liabilities:
Values based on Level 2 inputs:
Deferred compensation plan liabilities (1)	$74,308	$68,570
Foreign currency forward contracts (2)	285	3,260
Interest rate swap contracts (3)	80,233	10,681
Senior Notes due 2025 (4)	838,584	776,160
Total Level 2 inputs	993,410	858,671
Total Liabilities	$993,410	$858,671

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

(3)
The Company has interest rate swap contracts that hedge the risk of variability from interest payments on its borrowings (see Note 6 — Debt). The fair values of interest rate swaps are based on mark-to-market valuations prepared by a third-party broker. Those valuations are based on observable interest rates from recently executed market transactions and other observable market data, which the Company considers to be Level 2 inputs. The Company independently corroborates the reasonableness of the valuations prepared by the third-party broker through the use of an electronic quotation service.

(4)
As discussed in Note 6 — Debt, the Company has $800.0 million of principal amount fixed-rate Senior Notes due in 2025. The estimated fair value of the notes was derived from quoted market prices provided by an independent dealer, which the Company considers to be a Level 2 input.

Note 11 — Employee Benefits

The Company has defined benefit pension plans at several of its international locations. Benefits paid under these plans are based on years of service and level of employee compensation. The Company’s defined benefit pension plans are accounted for in accordance with FASB ASC Topics 715 and 960. Net periodic pension expense was $0.9 million for both the three months ended September 30, 2019 and 2018, and $2.6 million and $2.5 million for the nine months ended September 30, 2019 and 2018, respectively.

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

Indemnifications. The Company has various agreements that may obligate us to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of September 30, 2019, the Company did not have any material payment obligations under any such indemnification agreements.

Note 13 — Subsequent Event

On October 1, 2019, the Company acquired 100% of the outstanding membership interests of TOPO Research LLC ("TOPO"), a privately-held company based in Redwood City, California, for an aggregate purchase price of $33 million (subject to certain working capital and other customary post-closing adjustments). TOPO is a subscription-based research and advisory business that helps sales leaders at the world’s fastest-growing companies achieve their growth objectives. The operating results of TOPO are included in the Company's consolidated financial statements beginning on the date of acquisition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this Management’s Discussion and Analysis (“MD&A”) is to facilitate an understanding of significant factors influencing the quarterly operating results, financial condition and cash flows of Gartner, Inc. Additionally, the MD&A conveys our expectations of the potential impact of known trends, events or uncertainties that may impact future results. You should read this discussion in conjunction with our condensed consolidated financial statements and related notes included in this report and our Annual Report on Form 10-K for the year ended December 31, 2018 (the "2018 Form 10-K"). Historical results and percentage relationships are not necessarily indicative of operating results for future periods. References to “Gartner,” the "Company,” “we,” “our” and “us” in this MD&A are to Gartner, Inc. and its consolidated subsidiaries.

2018 Business Divestitures

During 2018, the Company divested all of the non-core businesses that comprised its Other segment and moved a small residual product in the Other segment into the Research business and, as a result, no operating activity has been recorded in the Other segment in 2019. The Other segment had $11.6 million and $105.6 million of revenue during the three and nine months ended September 30, 2018, respectively, while gross contribution was $6.9 million and $65.1 million, respectively.

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

We operate in a very competitive and rapidly changing environment that involves numerous risks and uncertainties, some of which are beyond our control. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future quarterly and annual revenues, operating income, results of operations and cash flows, as well as any forward-looking statement, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in our forward-looking statements include, among others, the following: the timing of our Symposium/ITxpo series that normally occurs during the fourth quarter, as well as our other conferences and meetings; the amount of new business generated, including from acquisitions; the mix of domestic and international business; domestic and international economic conditions; the U.K.’s planned exit from the European Union and its impact on our results; changes in market demand for our products and services; changes in foreign currency rates; the timing of the development, introduction and marketing of new products and services; competition in the industry; the payment of performance compensation; uncertainty from the expected discontinuance of LIBOR and transition to any other interest rate benchmark; and other factors. The potential fluctuations in our operating income could cause period-to-period comparisons of operating results not to be meaningful and could provide an unreliable indication of future operating results. A description of the risk factors associated with our business is included under “Risk Factors” in Item 1A. of the 2018 Form 10-K, which is incorporated herein by reference.

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

•
Conferences provides business professionals across an organization the opportunity to learn, share and network. From our flagship CIO conference Gartner IT Symposium, to industry-leading conferences focused on specific business roles and topics, to member-driven sessions, our offerings enable attendees to experience the best of Gartner insight and advice live.

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

We had total revenues of $1.0 billion during the third quarter of 2019, an increase of 9% compared to the third quarter of 2018. Quarter-over-quarter revenues for Research, Conferences and Consulting increased 9%, 16% and 18%, respectively, during the third quarter of 2019. For a more complete discussion of our results by segment, see Segment Results below.

For the third quarter of 2019, we had net income of $41.4 million and diluted income per share of $0.46. Cash provided by operating activities was $482.6 million and $426.0 million during the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had $306.7 million of cash and cash equivalents and approximately $1.1 billion of available borrowing capacity on our revolving credit facility. For a more complete discussion of our cash flows and financial position, see the Liquidity and Capital Resources section below.

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

The adoption of ASU No. 2016-02 on January 1, 2019 had a material impact on our consolidated balance sheet because the right-of-use model significantly increased both our assets and liabilities from our lease arrangements (all of which were operating leases that were not previously recorded on the Company’s consolidated balance sheets). The adoption of the new lease standard resulted in the recognition of operating lease liabilities aggregating $851.3 million based on the present value of the Company’s remaining minimum lease payments, while the corresponding right-of-use assets totaled $651.9 million. Additionally, the Company’s adoption of ASU No. 2016-02 resulted in a net increase of $638.7 million in each of the Company’s Total Assets and Total Liabilities; however, there was no effect on the Company’s Total Stockholders’ Equity. The Company’s Condensed Consolidated Statements of Operations and its cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows for the periods ended September 30, 2019 were not materially impacted by the adoption of the new lease standard. Note 1 — Business and Basis of Presentation in the Notes to Condensed Consolidated Financial Statements provides additional information regarding our leases and the adoption of ASU No. 2016-02.

Revenue recognition — Revenue is recognized in accordance with the requirements of FASB ASC Topic 606, “Revenue from Contracts with Customers.” Revenue is only recognized when all of the required criteria for revenue recognition have been met. Our revenue by significant source is accounted for as follows:

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

The table below presents our gross fees receivable and the related allowance for losses as of the dates indicated (in thousands).

	September 30, 2019	December 31, 2018
Gross fees receivable	$1,036,120	$1,262,818
Allowance for losses	(7,800)	(7,700)
Fees receivable, net	$1,028,320	$1,255,118

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

We conducted a qualitative assessment of the fair values of all of the Company's reporting units during the quarter ended September 30, 2019. Our assessment determined that the fair values of the Company's reporting units continue to exceed their respective carrying values and, as a result, no goodwill impairment was indicated. Subsequent to completing our 2019 annual impairment test, no events or changes in circumstances were noted that required an interim goodwill impairment test. Note 5 — Goodwill and Intangible Assets in the Notes to Condensed Consolidated Financial Statements provides additional information regarding goodwill and amortizable intangible assets.

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

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Effect on Net Income - Increase (Decrease)	Increase (Decrease) %
Total revenues	$1,000,502	$921,674	$78,828	9%
Costs and expenses:
Cost of services and product development	365,056	336,112	(28,944)	(9)
Selling, general and administrative	512,159	447,537	(64,622)	(14)
Depreciation	20,704	17,335	(3,369)	(19)
Amortization of intangibles	31,694	50,852	19,158	38
Acquisition and integration charges	1,742	17,114	15,372	90
Operating income	69,147	52,724	16,423	31
Interest expense, net	(24,073)	(26,984)	2,911	11
Gain from divested operations	—	13,040	(13,040)	>(100)
Other income (expense), net	8,024	(827)	8,851	>100
Provision for income taxes	11,710	26,200	14,490	55
Net income	$41,388	$11,753	$29,635	>100

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018	Effect on Net Income - Increase (Decrease)	Increase (Decrease) %
Total revenues	$3,041,828	$2,886,575	$155,253	5%
Costs and expenses:
Cost of services and product development	1,099,700	1,060,958	(38,742)	(4)
Selling, general and administrative	1,545,905	1,396,085	(149,820)	(11)
Depreciation	60,578	50,456	(10,122)	(20)
Amortization of intangibles	97,541	152,625	55,084	36
Acquisition and integration charges	4,156	96,342	92,186	96
Operating income	233,948	130,109	103,839	80
Interest expense, net	(73,669)	(99,647)	25,978	26
(Loss) gain from divested operations	(2,075)	38,500	(40,575)	>(100)
Other income, net	6,953	1,193	5,760	>100
(Benefit) provision for income taxes	(432)	31,719	32,151	>100
Net income	$165,589	$38,436	$127,153	>100

Total revenues for the three months ended September 30, 2019 were $1.0 billion, an increase of $78.8 million, or 9% compared to the same period in 2018 on a reported basis and 10% excluding the foreign currency impact. Total revenues for the nine months ended September 30, 2019 were $3.0 billion, an increase of $155.3 million, or 5% compared to the same period in 2018 on a reported basis and 8% excluding the foreign currency impact. The three and nine months ended September 30, 2018 included $11.6 million and $105.6 million, respectively, of revenue attributable to the Company's Other segment. During 2018, the Company divested all of the non-core businesses comprising that segment and moved a small residual product in the Other segment into the Research business and, as a result, there are no revenues recorded in the Other segment in 2019. Refer to the section of this MD&A below entitled “Segment Results” for a discussion of revenues and results by segment.

Cost of services and product development was $365.1 million during the three months ended September 30, 2019, an increase of $28.9 million compared to the same period in 2018, or 9% on a reported basis and 10% excluding the foreign currency impact. The increase in Cost of services and product development was primarily due to higher payroll and related benefits costs resulting from increased headcount, partially offset by a reduction in expense from certain businesses that were divested during 2018. Cost of services and product development as a percent of revenues was 36% during each of the three months ended September 30, 2019 and 2018. For the nine months ended September 30, 2019, Cost of services and product development was $1.1 billion, an increase of $38.7 million compared to the same period in 2018, or 4% on a reported basis and 6% excluding the foreign currency impact. The increase in Cost of services and product development was primarily due to the same factors that caused the 2019 quarterly increase. Cost of services and product development as a percent of revenues was 36% and 37% during the nine months ended September 30, 2019 and 2018, respectively.

Selling, general and administrative (“SG&A”) expense was $512.2 million during the three months ended September 30, 2019, an increase of $64.6 million compared to the same period in 2018, or 14% on a reported basis and 16% excluding the foreign currency impact. The increase in SG&A expense was primarily due to (i) higher commissions from increased sales bookings and (ii) more payroll and related benefits costs, which were driven mostly by increased headcount. These items were partially offset by a reduction in SG&A expense resulting from certain businesses that were divested during 2018. The overall headcount growth included increases in quota-bearing sales associates at Global Technology Sales and Global Business Sales to 3,355 and 910, respectively, at September 30, 2019. On a combined basis, the total number of quota-bearing sales associates increased by 15% when compared to September 30, 2018. SG&A expense as a percent of revenues was 51% and 49% during the three months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019, SG&A expense was $1.5 billion, an increase of $149.8 million compared to the same period in 2018, or 11% on a reported basis and 13% excluding the foreign currency impact. The increase in SG&A expense was primarily due to the same factors that caused the 2019 quarterly increase. SG&A expense as a percent of revenues was 51% and 48% during the nine months ended September 30, 2019 and 2018, respectively.

Depreciation increased by 19% and 20% during the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. These increases were due to additional investments, including new leasehold improvements and capitalized software.

Amortization of intangibles decreased by 38% and 36% during the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018 due to certain businesses that were divested during 2018, including the related intangible assets, as well as certain intangible assets that became fully amortized in 2018 and 2019.

Acquisition and integration charges were $15.4 million and $92.2 million lower during the three and nine months ended September 30, 2019, respectively, than the same periods in 2018. These decreases were the result of the Company having completed two acquisitions in 2017 and none in 2018 or the nine months ended September 30, 2019.

Operating income was $69.1 million and $52.7 million during the three months ended September 30, 2019 and 2018, respectively. The increase in operating income reflects several factors, including (i) reduced amortization of intangibles and acquisition and integration charges and (ii) higher segment contributions, primarily in our Research and Consulting segments and, to a lesser extent, Conferences, which were partially offset by higher SG&A expense. Operating income was $233.9 million and $130.1 million during the nine months ended September 30, 2019 and 2018, respectively. The increase in operating income was primarily due to the same factors that caused the 2019 quarterly increase, as well as a higher segment contribution from Conferences.

Interest expense, net declined by $2.9 million and $26.0 million during the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. These decreases were primarily due to lower average outstanding borrowings during the 2019 periods and lower weighted average annual effective rates on the Company's total debt outstanding.

Gains from divested operations of $13.0 million and $38.5 million during the three and nine months ended September 30, 2018, respectively, were due to sales of certain business units and other miscellaneous assets. Loss from divested operations of $2.1 million during the nine months ended September 30, 2019 was primarily due to adjustments of certain working capital balances related to the Company's 2018 divestitures.

Other income (expense), net for the periods presented herein included the net impact of foreign currency gains and losses from our hedging activities, as well as sales of certain state tax credits and the recognition of other tax incentives. Additionally, during both the three and nine months ended September 30, 2019, the Company recognized unrealized appreciation of $9.1 million related to a minority equity investment that we sold in October 2019.

The provision for income taxes for the three months ended September 30, 2019 and 2018 was an expense of $11.7 million and $26.2 million, respectively. The provision for income taxes for the nine months ended September 30, 2019 was a benefit of $0.4 million compared to an expense of $31.7 million for the nine months ended September 30, 2018. The effective income tax rate was an expense of 22.1% and 69.0% for the three months ended September 30, 2019 and 2018, respectively. The quarter-over-quarter decrease in the effective income tax rate was primarily attributable to the taxable third quarter 2018 divestiture of the Company’s CEB Challenger training business, which resulted in a greater tax than book gain. The effective income tax rate was a benefit of 0.3% for the nine months ended September 30, 2019 compared to an expense of 45.2% for the nine months ended September 30, 2018. The effective income tax rate for the 2019 nine-month period included a significant benefit from an intercompany sale of certain intellectual property, which is discussed in Note 8 — Income Taxes in the Notes to Condensed Consolidated Financial Statements herein. The favorable impact of that transaction compared to the unfavorable impact from the CEB Challenger training business divestiture during the 2018 nine-month period drove the year-over-year change in the effective income tax rates for the nine-month periods.

Net income for the three months ended September 30, 2019 and 2018 was $41.4 million and $11.8 million, respectively, while net income for the nine months ended September 30, 2019 and 2018 was $165.6 million and $38.4 million, respectively. Additionally, our diluted net income per share during the three and nine months ended September 30, 2019 increased by $0.33 and $1.40, respectively, compared to the same periods in 2018. These year-over-year changes reflect: (i) increases in our 2019 operating income; (ii) lower interest expense; and (iii) lower effective income tax rates in 2019 compared to 2018. Partially offsetting these items was a loss from divested operations during the 2019 nine-month period compared to a gain in each of the 2018 periods.

SEGMENT RESULTS

We evaluate reportable segment performance and allocate resources based on gross contribution margin. Gross contribution is defined as operating income or loss excluding certain Cost of services and product development expenses, SG&A expenses, Depreciation, Amortization of intangibles, and Acquisition and integration charges. Gross contribution margin is defined as gross contribution as a percent of revenues.

2018 Business Divestitures

During 2018, the Company divested all of the non-core businesses that comprised its Other segment and moved a small residual product in the Other segment into the Research business and, as a result, no operating activity has been recorded in the Other segment in 2019. The Other segment had $11.6 million and $105.6 million of revenue during the three and nine months ended September 30, 2018, respectively, while gross contribution was $6.9 million and $65.1 million, respectively.

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

•
Conferences provides business professionals across an organization the opportunity to learn, share and network. From our flagship CIO conference Gartner IT Symposium, to industry-leading conferences focused on specific business roles and topics, to member-driven sessions, our offerings enable attendees to experience the best of Gartner insight and advice live.

•
Consulting provides customized solutions to unique client needs through on-site, day-to-day support, as well as proprietary tools for measuring and improving IT performance with a focus on cost, performance, efficiency and quality.

The sections below present the results of the Company's three reportable business segments.

Research

	As Of And For The Three Months Ended September 30, 2019	As Of And For The Three Months Ended September 30, 2018	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Nine Months Ended September 30, 2019	As Of And For The Nine Months Ended September 30, 2018	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$840,998	$774,188	$66,810	9%	$2,492,427	$2,308,426	$184,001	8%
Gross contribution (1)	$582,502	$534,911	$47,591	9%	$1,729,967	$1,599,277	$130,690	8%
Gross contribution margin	69%	69%	—	—	69%	69%	—	—

Business Measurements:
Global Technology Sales (2):
Contract value (1), (3)	$2,646,000	$2,338,000	$308,000	13%
Client retention	82%	83%	(1) point	—
Wallet retention	105%	105%	—	—
Global Business Sales (2):
Contract value (1), (3)	$620,000	$602,000	$18,000	3%
Client retention	81%	83%	(2) points	—
Wallet retention	97%	97%	—	—

(1)	Dollars in thousands.

(2)	Global Technology Sales includes sales to users and providers of technology. Global Business Sales includes sales to all other functional leaders.

(3)	Contract values are on a foreign exchange neutral basis. Contract values as of September 30, 2018 have been calculated using the same foreign currency rates as 2019.

Research revenues increased by $66.8 million during the three months ended September 30, 2019 compared to the same period in 2018, or 9% on a reported basis and 10% excluding the foreign currency impact. The gross contribution margin was flat at 69% in the third quarter of 2019 compared to the third quarter of 2018. For the nine months ended September 30, 2019, Research revenues increased by $184.0 million compared to the same period in 2018, or 8% on a reported basis and 10% excluding the foreign currency impact. The gross contribution margin was flat at 69% during the nine months ended September 30, 2019 compared to the same period in 2018. The increase in revenues for both 2019 periods was primarily due to the same factors driving the trend in our Research contract value, which is discussed below.

Total contract value increased to $3.3 billion at September 30, 2019, or 11% compared to September 30, 2018 on a foreign exchange neutral basis. Total contract value at September 30, 2019 increased by double-digits across more than half of the Company’s client sizes and half of its industry segments when compared to September 30, 2018. Global Technology Sales ("GTS") contract value increased by 13% at September 30, 2019 when compared to September 30, 2018. The increase in GTS contract value was primarily due to additional sales headcount and productivity improvements. Global Business Sales ("GBS") contract value increased by 3% year-over-year, primarily driven by the combined effect of improved retention and new business, with a substantial portion of the new business coming from newly launched products.

GTS client retention was 82% and 83% as of September 30, 2019 and 2018, respectively, while wallet retention was 105% at both dates. GBS client retention was 81% and 83% as of September 30, 2019 and 2018, respectively, while wallet retention was 97% at both dates. The number of GTS client enterprises increased by 2% at September 30, 2019 when compared to September 30, 2018, while GBS client enterprises declined by 9%.

Conferences

	As Of And For The Three Months Ended September 30, 2019	As Of And For The Three Months Ended September 30, 2018	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Nine Months Ended September 30, 2019	As Of And For The Nine Months Ended September 30, 2018	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$66,286	$57,141	$9,145	16%	$259,392	$214,481	$44,911	21%
Gross contribution (1)	$27,465	$25,047	$2,418	10%	$126,910	$104,698	$22,212	21%
Gross contribution margin	41%	44%	(3) points	—	49%	49%	—	—

Business Measurements:
Number of destination conferences (2)	18	17	1	6%	57	55	2	4%
Number of destination conferences attendees (2)	14,739	13,322	1,417	11%	52,685	45,861	6,824	15%

(1)	Dollars in thousands.

(2)	Single day, local meetings are excluded.

Conferences revenues increased by $9.1 million during the three months ended September 30, 2019 compared to the same period in 2018, or 16% on a reported basis and 19% excluding the foreign currency impact. Revenues from both attendees and exhibitors at our destination conferences, as well as revenues from our single day local meetings, increased by double-digits during the third quarter of 2019 compared to the same period in 2018. We held 18 destination conferences during the three months ended September 30, 2019 with a 11% increase in the number of attendees and a 19% increase in exhibitors when compared to the same period in 2018, while the average revenue per attendee was flat and the average revenue per exhibitor increased by 1%. The gross contribution margin declined by three points during the third quarter of 2019 compared to the same period in 2018 primarily due to the timing of certain destination conferences.

For the nine months ended September 30, 2019, Conferences revenues increased by $44.9 million compared to the same period in 2018, or 21% on a reported basis and 24% excluding the foreign currency impact. Revenues from both attendees and exhibitors at our destination conferences, as well as revenues from our single day local meetings, increased by double-digits during the nine months ended September 30, 2019. We held 57 destination conferences during the 2019 nine-month period with a 15% increase in the number of attendees and a 17% increase in exhibitors when compared to the same period in 2018, while the average revenue per attendee and exhibitor increased by 5% and 4%, respectively. The gross contribution margin was flat at 49% during the nine months ended September 30, 2019 compared to the same period in 2018.

Consulting

	As Of And For The Three Months Ended September 30, 2019	As Of And For The Three Months Ended September 30, 2018	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Nine Months Ended September 30, 2019	As Of And For The Nine Months Ended September 30, 2018	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$93,218	$78,752	$14,466	18%	$290,009	$258,106	$31,903	12%
Gross contribution (1)	$26,538	$18,419	$8,119	44%	$89,493	$76,236	$13,257	17%
Gross contribution margin	28%	23%	5 points	—	31%	30%	1 point	—

Business Measurements:
Backlog (1), (2)	$109,200	$105,800	$3,400	3%
Billable headcount	809	727	82	11%
Consultant utilization	57%	59%	(2) points	—	63%	64%	(1) point	—
Average annualized revenue per billable headcount (1)	$351	$354	$(3)	(1)%	$376	$379	$(3)	(1)%

(1)	Dollars in thousands.

(2)	Backlog is on a foreign exchange neutral basis. Backlog as of September 30, 2018 has been calculated using the same foreign currency rates as 2019.

Consulting revenues increased 18% during the three months ended September 30, 2019 compared to the same period in 2018 on a reported basis and 20% excluding the foreign currency impact, with revenue improvements in labor-based core consulting and contract optimization of 11% and 74%, respectively, on a reported basis. Contract optimization revenue may vary significantly and, as such, the third quarter of 2019 may not be indicative of results for the remainder of 2019 or beyond. The segment gross contribution margin was 28% and 23% for the three months ended September 30, 2019 and 2018, respectively. The higher gross contribution margin during the third quarter of 2019 was primarily due to the increase in contract optimization revenue, which has a higher contribution margin than our labor-based core consulting, billing rate increases, improvements in our labor-based consulting margins and benefits derived from certain cost-reduction initiatives, partially offset by increased personnel costs and commissions.

For the nine months ended September 30, 2019, Consulting revenues increased 12% compared to the same period in 2018 on a reported basis and 15% excluding the foreign currency impact, while the segment gross contribution margin improved by one point to 31%. The increase in revenues was due to the same factors that caused the increase during the third quarter of 2019.

Backlog increased by $3.4 million, or 3%, from September 30, 2018 to September 30, 2019. The $109.2 million of backlog at September 30, 2019 represented approximately four months of backlog, which is in line with the Company's operational target.

LIQUIDITY AND CAPITAL RESOURCES

We finance our operations through cash generated from our operating activities and borrowings. Note 6 — Debt in the Notes to Condensed Consolidated Financial Statements herein provides additional information regarding the Company's outstanding debt obligations. At September 30, 2019, we had $306.7 million of cash and cash equivalents and approximately $1.1 billion of available borrowing capacity on the revolving credit facility under our 2016 Credit Agreement. We believe that the Company has adequate liquidity to meet its currently anticipated needs.

We have historically generated significant cash flows from our operating activities. Our operating cash flow has been continuously maintained by the leverage characteristics of our subscription-based business model in our Research segment, which is our largest business segment and historically has constituted a significant portion of our total revenues. The majority of our Research customer contracts are paid in advance and, combined with a strong customer retention rate and high incremental margins, has resulted in continuously strong operating cash flow. Cash flow generation has also benefited from our ongoing efforts to improve the operating efficiencies of our businesses as well as a focus on the optimal management of our working capital as we increase sales.

Our cash and cash equivalents are held in numerous locations throughout the world with 75% held overseas at September 30, 2019. The Company intends to reinvest substantially all of its accumulated undistributed foreign earnings, except in instances where repatriation would result in minimal additional tax. As a result of the U.S. Tax Cuts and Jobs Act of 2017, we believe that the income tax impact if such earnings were repatriated would be minimal.

The table below summarizes the changes in the Company’s cash balances for the periods indicated (in thousands).

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018	Increase (Decrease)
Cash provided by operating activities	$482,601	$426,011	$56,590
Cash (used in) provided by investing activities	(97,996)	440,223	(538,219)
Cash used in financing activities	(232,813)	(1,213,556)	980,743
Net increase (decrease) in cash and cash equivalents and restricted cash	151,792	(347,322)	499,114
Effects of exchange rates	(3,728)	(6,444)	2,716
Beginning cash and cash equivalents and restricted cash	158,663	567,058	(408,395)
Ending cash and cash equivalents and restricted cash	$306,727	$213,292	$93,435

Operating

Cash provided by operating activities was $482.6 million and $426.0 million during the nine months ended September 30, 2019 and 2018, respectively. The year-over-year increase was primarily due to higher net income in the 2019 period and lower cash payments in 2019 for interest on our borrowings, acquisition-related costs and income taxes.

Investing

Cash used in investing activities was $98.0 million during the nine months ended September 30, 2019 compared to cash provided by investing activities of $440.2 million in the 2018 period. The cash used in the 2019 period was primarily for capital expenditures. In the 2018 period, $520.7 million of net cash was realized from business unit divestitures and other miscellaneous asset sales, partially offset by payments of $64.6 million for capital expenditures and $15.9 million for deferred consideration from a pre-2018 acquisition.

Financing

Cash used in financing activities was $232.8 million for the nine months ended September 30, 2019 compared to cash used of $1.2 billion during the same period in 2018. During the 2019 period, the Company borrowed an additional $5.0 million under a financial program offered by the State of Connecticut and repaid $109.6 million of other borrowings. We also used $141.4 million in cash during the nine months ended September 30, 2019 for share repurchases. During the 2018 period, the Company paid $1.1 billion in debt principal repayments and $104.4 million for share repurchases.

OBLIGATIONS AND COMMITMENTS

Debt

As of September 30, 2019, the Company had $2.2 billion of principal amount of debt outstanding. Note 6 — Debt in the Notes to Condensed Consolidated Financial Statements herein provides additional information regarding the Company's outstanding debt obligations.

Off-Balance Sheet Arrangements

Through September 30, 2019, we have not entered into any material off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

As of September 30, 2019, the Company had $2.2 billion in total debt principal outstanding. Note 6 — Debt in the Notes to Condensed Consolidated Financial Statements herein provides additional information regarding the Company's outstanding debt obligations.

Approximately $1.4 billion of the Company's total debt outstanding as of September 30, 2019 was based on a floating base rate of interest, which potentially exposes the Company to increases in interest rates. However, we reduce our overall exposure to interest rate increases through our interest rate swap contracts, which effectively convert the base floating base interest rate on the borrowings to fixed rates. Thus, we are only exposed to base interest rate risk on floating rate borrowings in excess of any amounts that are not hedged. At September 30, 2019, the Company was effectively fully hedged against the base interest rate risk on its floating rate borrowings.

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

Translation risk arises as our foreign currency assets and liabilities are translated into U.S. dollars because the functional currencies of our foreign operations are generally denominated in the local currency. Adjustments resulting from the translation of these assets and liabilities are deferred and recorded as a component of stockholders’ equity. A measure of the potential impact of foreign currency translation can be determined through a sensitivity analysis of our cash and cash equivalents. At September 30, 2019, we had $306.7 million of cash and cash equivalents, with a substantial portion denominated in foreign currencies. If the exchange rates of the foreign currencies we hold all changed in comparison to the U.S. dollar by 10%, the amount of cash and cash equivalents we would have reported on September 30, 2019 could have increased or decreased by approximately $23.0 million. The translation of our foreign currency revenues and expenses historically has not had a material impact on our consolidated earnings because movements in and among the major currencies in which we operate tend to impact our revenues and expenses fairly equally. However, our earnings could be impacted during periods of significant exchange rate volatility, or when some or all of the major currencies in which we operate move in the same direction against the U.S. dollar.

Transaction risk arises when we enter into a transaction that is denominated in a currency that may differ from the local functional currency. As these transactions are translated into the local functional currency, a gain or loss may result, which is recorded in current period earnings. We typically enter into foreign currency forward exchange contracts to mitigate the effects of some of this foreign currency transaction risk. Our outstanding foreign currency forward exchange contracts as of September 30, 2019 had an immaterial net unrealized loss.

CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of short-term, highly liquid investments classified as cash equivalents, accounts receivable, interest rate swap contracts and foreign currency forward exchange contracts. The majority of the Company’s cash and cash equivalents, interest rate swap contracts and foreign currency forward exchange contracts are with large investment grade commercial banks. Accounts receivable balances deemed to be collectible from customers have limited concentration of credit risk due to our diverse customer base and geographic dispersion.

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

Management conducted an evaluation, as of September 30, 2019, of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed under the Exchange Act.

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

Issuer Purchases of Equity Securities

The Company has a $1.2 billion board authorization to repurchase the Company's common stock. The Company may repurchase its common stock from time-to-time in amounts, at prices and in the manner that the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended), accelerated share repurchases, private transactions or other transactions and will be funded by cash on hand and borrowings. Repurchases may also be made from time-to-time in connection with the settlement of the Company's stock-based compensation awards. The table below summarizes the repurchases of our outstanding common stock during the three months ended September 30, 2019 pursuant to our $1.2 billion share repurchase authorization and the settlement of stock-based compensation awards.

Period	Total Number of Shares Purchased (#)	Average Price Paid Per Share ($)	Total Number of Shares Purchased Under Announced Programs (#)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in billions)
July 1, 2019 to July 31, 2019	68,262	$141.61	68,000	$0.9
August 1, 2019 to August 31, 2019	446,113	132.26	443,027	0.8
September 1, 2019 to September 30, 2019	191,425	136.88	189,968	$0.8
Total for the quarter (1)	705,800	$134.42	700,995

(1)	The repurchased shares during the three months ended September 30, 2019 included purchases for both the settlement of stock-based compensation awards and open market purchases.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

31.1*	Certification of chief executive officer under Rule 13a — 14(a)/15d — 14(a).

31.2*	Certification of chief financial officer under Rule 13a — 14(a)/15d — 14(a).

32*	Certification under 18 U.S.C. 1350.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101).

* Filed with this report.

Items 3, 4 and 5 of Part II are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gartner, Inc.

Date:	October 31, 2019	/s/ Craig W. Safian
Craig W. Safian
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)