Form 10-K
period 2019-12-31
GARTNER INC
filed 2020-02-19
CIK 749251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 Commission file number: 1-14443
GARTNER, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-3099750
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
P.O. Box 10212
56 Top Gallant Road
Stamford,
Connecticut	06902-7700
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (203) 316-1111
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0005 par value per share	IT	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $14.1 billion, based on the closing price as reported on the New York Stock Exchange.
As of January 31, 2020, there were 89,101,606 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 8, 2020 is incorporated by reference into Part III to the extent described therein.

GARTNER, INC.
2019 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS.

GENERAL

Gartner, Inc. (NYSE: IT) is the world’s leading research and advisory company and a member of the S&P 500. We equip business leaders with indispensable insights, advice and tools to achieve their mission-critical priorities today and build the successful organizations of tomorrow. We believe our unmatched combination of expert-led, practitioner-sourced and data-driven research steers clients toward the right decisions on the issues that matter most. We are a trusted advisor and an objective resource for more than 15,000 enterprises in more than 100 countries — across all major functions, in every industry and enterprise size.

Gartner delivers its products and services globally through three business segments – Research, Conferences and Consulting, as described below.

Research provides trusted, objective insights and advice on the mission-critical priorities of leaders across all functional areas of an enterprise through reports, briefings, proprietary tools, access to our research experts, peer networking services and membership programs that enable our clients to drive organizational performance.

Conferences provides business professionals across an organization the opportunity to learn, share and network. From our Gartner Symposium/Xpo series, to industry-leading conferences focused on specific business roles and topics, to peer-driven sessions, our offerings enable attendees to experience the best of Gartner insight and advice live.

Consulting combines the power of Gartner market-leading research with custom analysis and on-the-ground support to help chief information officers and other senior executives driving technology-related strategic initiatives move confidently from insight to action.

The fiscal year of Gartner is the twelve-month period from January 1 through December 31. All references to 2019, 2018 and 2017 herein refer to the fiscal year unless otherwise indicated. When used in this Annual Report on Form 10-K, the terms “Gartner,” the “Company,” “we,” “us” or “our” refer to Gartner, Inc. and its consolidated subsidiaries.

MARKET OVERVIEW

Enterprise leaders face enormous pressure to stay ahead and grow profitably amidst constant change. Whether it is an impending transition to digital business or large-scale regulatory changes, business leaders today are facing more disruptive change than ever before. No enterprise can be operationally effective unless it incorporates the right strategy, management and technology decisions into every part of its business. This requirement affects all business levels, functions and roles. Chief financial officers, heads of human resources, chief marketing officers, chief information officers, and other executives and leaders across all enterprises turn to Gartner for decision-making guidance and execution support to achieve their mission-critical priorities.

OUR SOLUTION

We believe our unmatched combination of expert-led, practitioner-sourced and data-driven research steers clients toward the right decisions and actions on the issues that matter most. We employ a diversified business model that utilizes and leverages the breadth and depth of our intellectual capital. The foundation of our business model is our ability to create and distribute our proprietary research content as broadly as possible via published reports, interactive tools, facilitated peer networking, briefings, consulting and advisory services, and our conferences, including the Gartner Symposium/Xpo series.

PRODUCTS AND SERVICES

Our diversified business model provides multiple entry points and sources of value for our clients that facilitate increased client spending on our research and advisory services, conferences and consulting services. A critical part of our long-term strategy is to increase business volume and penetration with our most valuable clients, identifying relationships with the greatest sales potential and expanding those relationships by offering strategically relevant research and advice. We also seek to extend the Gartner brand name to develop new client relationships, augment our sales capacity and expand into new markets around the world. In addition, we seek to increase our revenue and operating cash flow through more effective pricing of our products and services. These initiatives have created additional revenue streams through more effective packaging, campaigning and cross-selling of our products and services.

Our principal products and services are delivered through our three business segments, as described below.

•
RESEARCH. Gartner delivers independent, objective advice to leaders across an enterprise through subscription services that include on-demand access to published research content, data and benchmarks, and direct access to a network of approximately 2,300 research experts located around the globe. Gartner research is the fundamental building block for all Gartner products and services. We combine our proprietary research methodologies with extensive industry and academic relationships to create Gartner products and services that address each role across an enterprise. Within the Research segment, Global Technology Sales ("GTS") sells products and services to users and providers of technology, while Global Business Sales ("GBS") sells products and services to all other functional leaders, such as supply chain, marketing, HR, finance, legal and sales.

Our research agenda is defined by clients’ needs, focusing on the critical issues, opportunities and challenges they face every day. We are in steady contact with over 15,000 distinct client enterprises worldwide. We publish tens of thousands of pages of original research annually, and our research experts have more than 400,000 direct client interactions every year. Our size and scale enable us to commit vast resources toward broader and deeper research coverage and to deliver insight to our clients based on what they need and where they are. The ongoing interaction of our research experts with our clients enables us to identify the most pertinent topics to them and develop relevant product and service enhancements to meet the evolving needs of users of our research. Our proprietary research content, presented in the form of reports, briefings, updates and related tools, is delivered directly to the client’s desktop via our website and/or product-specific portals.

Clients normally sign subscription contracts that provide access to our research content and advisory services for individual users over a defined period. We typically have a minimum contract period of twelve months for our research and advisory subscription contracts and, at December 31, 2019, a significant portion of our contracts were multi-year.

•
CONFERENCES. Gartner attracts more than 85,000 business and technology professionals to its 70+ destination conferences worldwide each year. Attendees experience sessions led by Gartner research experts, cutting-edge technology solutions, peer exchange workshops, one-on-one analyst and advisor meetings, consulting diagnostic workshops, keynotes and more. Our conferences also provide attendees with an opportunity to interact with business executives from the world’s leading technology companies. In addition to role-specific summits and workshop-style seminars, Gartner hosts the Gartner Symposium/Xpo series, including its unique, flagship IT Symposium/Xpo®, which is held at nine locations worldwide annually. We also host 700+ more intimate live meetings each year for peer collaboration, and 240+ exclusive C-level meetings through the Evanta brand.

•
CONSULTING. Through its experienced consultants, Gartner Consulting serves chief information officers and other senior executives who are driving technology-related strategic initiatives to optimize technology investments and drive business impact. Gartner Consulting combines the power of Gartner’s market-leading research with custom analysis and on-the-ground support to help clients to turn insights and advice into action and impact.

Consulting solutions capitalize on Gartner assets that are invaluable to information technology ("IT") decision-making, including: (1) our extensive research, which ensures that our consulting analyses and advice are based on a deep understanding of the IT environment and the business of IT; (2) our market independence, which keeps our consultants focused on our clients' success; and (3) our market-leading benchmarking capabilities, which provide relevant comparisons and best practices to assess and improve performance. Additionally, we provide actionable solutions for a range of IT-related priorities, including IT cost optimization, technology modernization and IT sourcing optimization.

COMPETITION

We believe that the principal factors that differentiate us from our competitors are as follows:

•
Superior research content - We believe that we create the broadest, highest-quality and most relevant research coverage across all major functional roles in an enterprise. Our independent operating model and research analysis generates unbiased insight that we believe is timely, thought-provoking and comprehensive, and that is known for its high quality, independence and objectivity.

•	Our leading brand name - We have provided critical, trusted insight under the Gartner name for more than 40 years.

•
Our global footprint and established customer base - We have a global presence with clients in more than 100 countries on six continents. A substantial portion of our revenue is derived from sales outside of the United States.

•	Experienced management team - Our management team is comprised of research veterans and experienced industry executives with long tenure at Gartner.

•
Substantial operating leverage in our business model - We can distribute our intellectual property and expertise across multiple platforms, including research and advisory subscription and membership programs, conferences and consulting engagements, to derive incremental revenue and profitability.

•
Vast network of research experts and consultants - As of December 31, 2019, we had approximately 2,300 research experts and 780+ experienced consultants located around the world. Our research experts are located in more than 30 countries, enabling us to cover vast aspects of business and technology on a global basis.

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

INTELLECTUAL PROPERTY

Our success has resulted in part from proprietary methodologies, software, reusable knowledge capital and other intellectual property rights. We rely on a combination of patent, copyright, trademark, trade secret, confidentiality, non-compete and other contractual provisions to protect our intellectual property rights. We have policies related to confidentiality, ownership, and the use and protection of Gartner’s intellectual property. We also enter into agreements with our employees and third parties as appropriate that protect our intellectual property, and we enforce these agreements if necessary. We recognize the value of our intellectual property in the marketplace and vigorously identify, create and protect it. Additionally, we actively monitor and enforce contract compliance by our end users.

EMPLOYEES

We had a total of 16,724 employees at December 31, 2019, an increase of 10% when compared to 15,173 employees at December 31, 2018. The overall growth in the number of employees was due, in part, to an increase in the total number of quota-bearing sales associates during 2019.

We had 9,468 employees, or 57% of our total employees, located in the United States at December 31, 2019 in approximately 45 offices. At such date, we had 1,314 employees located at our headquarters facility in Stamford, Connecticut and nearby; 2,040 employees located at our Fort Myers, Florida offices; 1,457 employees located in Arlington, Virginia; 847 employees located in Irving, Texas; and 3,810 employees located elsewhere in the United States.

We had 7,256 employees, or 43% of our total employees, located outside of the United States at December 31, 2019 in approximately 75 offices. At such date, 1,616 employees were located in Gurgaon, India; 1,180 employees were located in Egham, the United Kingdom; and 4,460 employees were located elsewhere in the world.

Our employees may be subject to collective bargaining agreements at a company or industry level, or works councils, in those foreign countries where such arrangements are part of the local labor law or practice. We have experienced no work stoppages and consider our relations with our employees to be favorable.

GOVERNMENT CONTRACTS

Our U.S. government contracts are subject to the approval of appropriations by the U.S. Congress to fund the agencies contracting for our products and services. Additionally, our contracts at the state and local levels, as well as foreign government contracts, are subject to various governmental authorizations and funding approvals and mechanisms. Certain of these contracts may be terminated at any time by the government entity without cause or penalty.

FINANCIAL INFORMATION

The Company's financial information by business segment for the three-year period ended December 31, 2019 is provided in Note 16 — Segment Information in the Notes to Consolidated Financial Statements. Additional information regarding revenues by business segment is provided in Note 9 — Revenue and Related Matters in the Notes to Consolidated Financial Statements.

AVAILABLE INFORMATION

Our internet address is gartner.com and the Investor Relations section of our website is at investor.gartner.com. We make available free of charge, on or through the Investor Relations section of our website, printable copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). Unless expressly noted, the information on our website or any other website is not incorporated by reference in this Form 10-K and should not be considered part of this Form 10-K or any other filing we make with the SEC.

Also available at investor.gartner.com, under the “Governance” link, are printable and current copies of our: (i) CEO and CFO Code of Ethics, which applies to our Chief Executive Officer, Chief Financial Officer, Controller and other financial managers; (ii) Global Code of Conduct, which applies to all Gartner officers, directors and employees, wherever located; (iii) Principles and Practices of the Board of Directors of Gartner, Inc., the corporate governance principles that have been adopted by our Board; and (iv) charters for each of the Board’s standing committees: Audit, Compensation and Governance/Nominating.

ITEM 1A. RISK FACTORS.

We operate in a highly competitive and rapidly changing environment that involves numerous risks and uncertainties, some of which are beyond our control. In addition, we and our clients are affected by global economic conditions and trends. The following sections address significant factors, events and uncertainties that make an investment in our securities risky. We urge you to consider carefully the factors described below and the risks that they present for our operations, as well as the risks addressed in other reports and materials that we file with the SEC and the other information, included or incorporated by reference in this Form 10-K. When the factors, events and contingencies described below or elsewhere in this Form 10-K materialize there could be a material adverse impact on our business, prospects, results of operations, financial condition, and cash flows, and could therefore have a negative effect on the trading price of our common stock. Additional risks not currently known to us or that we now deem immaterial may also harm us and negatively affect your investment.

Our operating results could be negatively impacted by global economic conditions. Our business is impacted by general economic conditions and trends in the United States and abroad. In its recent report, Global Economics Prospects, January 2020: Slow Growth, Policy Challenges, the World Bank reported that global trade and investment are expected to recover modestly this year, but advanced economies are expected to slow. The report also indicated that even if growth in emerging and developing economies occurs as anticipated, the per capita growth is still expected to be less than long-term averages. Among the concerns cited were increasing and accelerated global debt accumulation, slowdown in productivity, price controls in emerging markets and developing economies, risk of re-escalating trade tensions and downturns in major economies. In the United States, the World Bank notes that growth has decelerated in part due to lessening investment and exports, and it is expected that general uncertainty and the diminishing impact of 2017 tax cuts will have a negative effect on growth in the near term. A downturn in growth could negatively and materially affect future demand for our products and services in general, in certain geographic regions, in particular countries, or industry sectors. Such difficulties could negatively impact our ability to maintain or improve the various business measurements we utilize (which are defined in this annual report), such as contract value and consulting backlog growth, client retention, wallet retention, consulting utilization rates, and the number of attendees and exhibitors at our conferences and other meetings. Failure to achieve acceptable levels of these measurements or improve them will negatively impact our financial condition, results of operations, and cash flows.

We face significant competition and our failure to compete successfully could materially adversely affect our results of operations, financial condition, and cash flows. We face direct competition from a significant number of independent providers of information products and services, including information available on the internet free of charge. We also compete indirectly against consulting firms and other information providers, including electronic and print media companies, some of which have greater financial, information gathering and marketing resources than we do. These indirect competitors could also choose to compete directly with us in the future. In addition, low barriers to entry exist in the markets in which we do business. As a result, new competitors may emerge, and existing competitors may start to provide additional or complementary services. Additionally, technological advances may provide increased competition from a variety of sources.

There can be no assurance that we will be able to successfully compete against current and future competitors and our failure to do so will result in loss of market share, diminished value in our products and services, reduced pricing and increased marketing expenditures. Furthermore, we will not be successful if we cannot compete effectively on quality of research and analysis, timely delivery of information, customer service, the ability to offer products to meet changing market needs for information and analysis, or price.

We may not be able to maintain the quality of our existing products and services. We operate in a rapidly evolving market, and our success depends on our ability to deliver high quality and timely research and analysis to our clients. Any failure to continue to provide credible and reliable information and advice that is useful to our clients could have a material adverse effect on future business and operating results. Further, if our published data, opinions or viewpoints prove to be wrong, lack independence, or are not substantiated by appropriate research, our reputation will suffer and demand for our products and services may decline. In addition, we must continue to improve our methods for delivering our products and services in a cost-effective manner via the internet and mobile applications. Failure to maintain state of the art electronic delivery capabilities could materially adversely affect our future business and operating results.

We may not be able to enhance and develop our existing products and services or introduce the new products and services that are needed to remain competitive. The market for our products and services is characterized by rapidly changing needs for information and analysis. The development of new products is a complex and time-consuming process. Nonetheless, to maintain our competitive position, we must continue to anticipate the needs of our clients, develop, enhance and improve our existing products, as well as new products and services to address those needs, deliver all products and services in a timely, user-friendly and state of the art manner, and appropriately position and price new products and services relative to the marketplace and our costs of developing them. Any failure to achieve successful client acceptance of new products and services could have a material adverse effect on our business, results of operations and financial position. Additionally, significant delays in new product or service releases or significant problems in creating new products or services could materially adversely affect our business, results of operations and financial position.

Technology is rapidly evolving, and if we do not continue to develop new product and service offerings in response to these changes, our business could suffer. Disruptive technologies are rapidly changing the environment in which we, our clients, and our competitors operate. We will need to continue to respond to these changes by enhancing our product and service offerings to maintain our competitive position. However, we may not be successful in responding to these forces and enhancing our products on a timely basis, and any enhancements we develop may not adequately address the changing needs of our clients. Our future success will depend upon our ability to develop and introduce in a timely manner new or enhanced existing offerings that address the changing needs of this constantly evolving marketplace. Failure to develop products that meet the needs of our clients in a timely manner could have a material adverse effect on our business, results of operations, and financial position.

Our Research business depends on renewals of subscription-based services and sales of new subscription-based services for a significant portion of our revenue, and our failure to renew at historical rates or generate new sales of such services will lead to a decrease in our revenues. A large portion of our success depends on our ability to generate renewals of our subscription-based research products and services and new sales of such products and services, both to new clients and existing clients. These products and services constituted approximately 73% and 72% of total revenues from our on-going operations for 2019 and 2018, respectively. Generating new sales of our subscription-based products and services, both to new and existing clients, is a challenging, costly, and often time-consuming process. If we are unable to generate new sales, due to competition or other factors, our revenues will be adversely affected.

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

Additionally, as we continue to adjust our products and service offerings to meet our clients’ continuing needs, we may shift the type and pricing of our products which may impact client renewal rates. While our Research client retention rate was 82% and 83% at December 31, 2019 and 2018, respectively, there can be no guarantee that we will continue to maintain this rate of client renewals.

The profitability and success of our conferences and other meetings are subject to external factors beyond our control. Our Conferences business constituted approximately 11% of total revenues from our on-going operations in both 2019 and 2018. The market for desirable dates and locations for our activities is highly competitive. If we cannot secure desirable dates and suitable venues for our conferences their profitability will suffer, and our financial condition and results of operations may be adversely affected. In addition, because our conferences are scheduled in advance and held at specific locations, the success of these activities can be affected by circumstances outside of our control, such as the occurrence of or concerns related to labor strikes, transportation shutdowns and travel restrictions, economic slowdowns, reductions in government spending, geopolitical crises, terrorist attacks, war, weather, natural disasters, communicable diseases, and other occurrences impacting the global, regional, or national economies, the occurrence of any of which could negatively impact the success of the conference or meeting. We also face the challenge of procuring venues that are sizeable enough at a reasonable cost to accommodate some of our major activities.

Our Consulting business depends on non-recurring engagements and our failure to secure new engagements could lead to a decrease in our revenues. Consulting segment revenues constituted approximately 9% of total revenues from our on-going operations in both 2019 and 2018. Consulting engagements typically are project-based and non-recurring. In addition, revenue from our contract optimization business can fluctuate significantly from period to period and is not predictable. Our ability to replace consulting engagements is subject to numerous factors, including the following:

•	delivering consistent, high-quality consulting services to our clients;

•	tailoring our consulting services to the changing needs of our clients; and

•	our ability to match the skills and competencies of our consulting staff to the skills required for the fulfillment of existing or potential consulting engagements.

A material decline in our ability to replace consulting engagements will have an adverse impact on our revenues and our financial condition.

Our sales to governments are subject to appropriations and some may be terminated early. We derive significant revenues from research and consulting contracts with the United States government and its respective agencies, numerous state and local governments and their respective agencies, and foreign governments and their agencies. At December 31, 2019 and 2018, approximately $639 million and $555 million, respectively, of our outstanding revenue contracts were attributable to government entities. Our U.S. government contracts are subject to the approval of appropriations by the U.S. Congress to fund the agencies contracting for our services. Additionally, our contracts at the state and local levels, as well as foreign government contracts, are subject to various governmental authorizations and funding approvals and mechanisms. Certain of these contracts may be terminated at any time by the government entity without cause or penalty (“termination for convenience”). In addition, contracts with U.S. federal, state and local, and foreign governments and their respective agencies are subject to increasingly complex bidding procedures and compliance requirements, as well as intense competition. While terminations by governments have not been significant historically, should appropriations for the various governments and agencies that contract with us be curtailed, or should our government contracts be terminated for convenience, we may experience a significant loss of revenues.

We may not be able to attract and retain qualified personnel which could jeopardize the quality of our products and services and our future growth plans. Our success is based on attracting and retaining talented employees and we depend heavily upon the quality of our senior management, research analysts, consultants, sales and other key personnel. The market for highly skilled workers and leaders in our industry is extremely competitive. Maintaining our brand and reputation is important to our ability to recruit and retain employees. We face competition for qualified professionals from, among others, technology companies, market research firms, consulting firms, financial services companies and electronic and print media companies, some of which have a greater ability to attract and compensate these professionals. Additionally, some of the personnel that we attempt to hire are subject to non-compete agreements that could impede our short-term recruitment efforts. We may also be limited in our ability to recruit internationally by restrictive domestic immigration laws, and changes to policies that restrain the flow of technical and professional talent could inhibit our ability to adequately staff our research and development and other efforts. An inability to retain key personnel or to hire and train additional qualified personnel could materially adversely affect the quality of our products and services, as well as our future business and operating results. In addition, effective succession planning is important to our long-term success, and failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution.

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

We are subject to risks from operating globally. We have clients in more than 100 countries and a substantial amount of our revenue is earned outside of the United States. Our operating results are subject to all of the risks typically inherent in international business activities, including general political and economic conditions in each country, challenges in staffing and managing foreign operations, changes in regulatory requirements, compliance with numerous and complex foreign laws and regulations, currency restrictions and fluctuations, the difficulty of enforcing client agreements, collecting accounts receivable and protecting intellectual property rights including against economic espionage in international jurisdictions. Further, we rely on local distributors or sales agents in some international locations. If any of these arrangements are terminated by our agent or us, we may not be able to replace the arrangement on beneficial terms or on a timely basis, or clients of the local distributor or sales agent may not want to continue to do business with us or our new agent.

Tariffs, trade barriers and restrictions, and other acts by governments to protect domestic markets or to retaliate against the trade tariffs and restrictions of other nations could negatively affect our business operations. In addition, the withdrawal of nations from existing common markets or trading blocs, such as the exit of the United Kingdom from the European Union (the EU), commonly referred to as Brexit, could be disruptive and negatively impact our business and the business of our clients. We continue to monitor Brexit and its potential impacts on our results of operations and financial condition, but its specific effects on our operations depend in part on what agreements are negotiated between the United Kingdom and the EU regarding post-Brexit access to EU markets. If Brexit leads to legal uncertainty and potentially divergent national laws and regulations in the United Kingdom and EU, then we, as well as our clients who have significant operations in the United Kingdom, may incur additional costs and expenses as we adapt to the divergent regulatory frameworks. For example, if Brexit requires us to change our legal entity structure in the United Kingdom and the EU, our contractual commitments in the United Kingdom and the rest of the EU may be impacted. Additionally, separation from the EU may negatively impact the United Kingdom economy, result in the imposition of tariffs on us or result in currency devaluations in the United Kingdom. The impact of any of these effects of Brexit, among others, could materially harm our business and financial results.

Our failure to comply with complex US and foreign laws and regulations could have a material adverse effect on our operations or financial condition. Our business and operations may be conducted in countries where corruption has historically penetrated the economy. It is our policy to comply, and to require our local partners, distributors, agents, and those with whom we do business to comply, with all applicable anti-bribery and anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and U.K. Bribery Act, and with applicable local laws of the foreign countries in which we operate. There can be no assurance that all of our employees, contractors and agents will comply with the Company’s policies that mandate compliance with these laws. Any determination that we have violated or are responsible for violations of these laws, even if inadvertent, could be costly and disrupt our business, which could have a material adverse effect on our business, results of operations, financial condition, liquidity and cash flows, as well as on our reputation. For example, during the second half of 2018 we cooperated fully with a South African government commission established to review a wide range of issues related to the country’s revenue service, including the procurement and fulfillment of consulting agreements we entered into with the revenue service through a sales agent from late 2014 through early 2017. With respect to Gartner, the commission recommended that the revenue service explore lawful options to invalidate the agreements, in whole or in part, and attempt to recover certain payments it made to us. We are in ongoing discussions with the revenue service regarding the matter. In parallel with our cooperation in South Africa, we commenced an internal investigation regarding this matter and voluntarily disclosed to the SEC and Department of Justice (DOJ) in November 2018 that the commission was reviewing our procurement of these agreements. We are cooperating fully with the SEC and DOJ inquiries into this matter. At this time, we do not believe the ultimate outcome of these matters will have a material effect on our financial results, however, an unexpected adverse resolution of these matters could negatively impact our financial condition, results of operations, and liquidity.

We are exposed to volatility in foreign currency exchange rates from our international operations. A significant portion of our revenues are typically derived from sales outside of the United States. Revenues earned outside the United States are typically transacted in local currencies, which may fluctuate significantly against the U.S. dollar. While we use forward exchange contracts to a limited extent to seek to mitigate foreign currency risk, our revenues and results of operations could be adversely affected by unfavorable foreign currency fluctuations.

Natural disasters, pandemics, terrorist acts, war, actions by governments, and other geopolitical activities could disrupt our operations. We operate in numerous U.S. and international locations, and we have offices in a number of major cities across the globe. The occurrence of, or concerns related to, a major weather event, earthquake, flood, drought, volcanic activity, disease or pandemic, or other natural disaster could significantly disrupt our operations. In addition, acts of civil unrest, failure of critical infrastructure, terrorism, armed conflict, war, and abrupt political change, as well as responses by various governments and the international community to such acts, can have a negative effect on our business. Such events could cause delays in initiating or completing sales, impede delivery of our products and services to our clients, disrupt or shut down the internet or other critical client-facing and business processes, impede the travel of our personnel and clients, dislocate our critical internal functions and personnel, and in general harm our ability to conduct normal business operations, any of which can negatively impact our financial condition and operating results. Such events could also impact the timing and budget decisions of our clients, which could materially adversely affect our business.

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

In addition, continuously evolving data protection laws and regulations, such as the European Union General Data Protection Regulation (GDPR), and the new California Consumer Privacy Act (CCPA) (effective January 2020), pose increasingly complex compliance challenges. We have implemented GDPR and CCPA compliance programs. In the meantime, Gartner will continue to maintain and rely upon our comprehensive global data protection compliance program, which includes administrative, technical, and physical controls to safeguard our associates’ and clients' personal data. The interpretation and application of these laws in the United States, the EU and elsewhere are often uncertain, inconsistent and ever changing. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

We are exposed to risks related to cybersecurity. A significant portion of our business is conducted over the internet and we rely on the secure processing, storage and transmission of confidential, sensitive, proprietary and other types of information relating to our business operations and confidential and sensitive information about its customers and employees in our computer systems and networks, and in those of our third-party vendors. Individuals, groups, and state-sponsored organizations may take steps that pose threats to our operations, our computer systems, our employees, and our customers. The cybersecurity risks we face range from cyber attacks common to most industries, such as the development and deployment of malicious software to gain access to our networks and attempt to steal confidential information, launch distributed denial of service attacks, or attempt other coordinated disruptions, to more advanced threats that target us because of our prominence in the a global research and advisory field.

Like many multinational corporations, we, and some third parties upon which we rely, have experienced cyber attacks on our computer systems and networks in the past and may experience them in the future, likely with more frequency and sophistication, and involving a broader range of devices and modes of attack, all of which will increase the difficulty of detecting and successfully defending against them. To date, none have resulted in any material adverse impact to our business, operations, products, services or customers. We have implemented various security controls to both meet our security compliance obligations, while also defending against constantly evolving security threats. Our security controls help to secure our information systems, including our computer systems, intranet, proprietary websites, email and other telecommunications and data networks, and we scrutinize the security of outsourced website and service providers prior to retaining their services. However, the security measures implemented by us or by our outside service providers may not be effective and our systems (and those of our outside service providers) are vulnerable to theft, loss, damage and interruption from a number of potential sources and events, including unauthorized access or security breaches, cyber attacks, computer viruses, power loss, or other disruptive events. Additionally, the security compliance landscape continues to evolve, requiring us to stay apprised of changes in cybersecurity laws, regulations, and security requirements required by our clients, such as GDPR, CCPA, International Organization for Standardization (ISO), and National Institute of Standards and Technology (NIST). Recent well-publicized security breaches at other companies have led to enhanced government and regulatory scrutiny of the measures taken by companies to protect against cyber attacks, and may in the future result in heightened cybersecurity requirements, including additional regulatory expectations for oversight of vendors and service providers.

A cyber attack, widespread internet failure or internet access limitations, or disruption of our critical information technology systems through denial of service, viruses, or other events could cause delays in initiating or completing sales, impede delivery of our products and services to our clients, disrupt other critical client-facing or business processes or dislocate our critical internal functions. Additionally, any material breaches of cybersecurity or other technology-related catastrophe, or media reports of perceived security vulnerabilities to our systems or those of our third parties, even if no breach has been attempted or occurred, could cause us to experience reputational harm, loss of customers and revenue, fines, regulatory actions and scrutiny, sanctions or other statutory penalties, litigation, liability for failure to safeguard our customers’ information, or financial losses that are either not insured against or not fully covered through any insurance maintained by us.

Any of the foregoing may have a material adverse effect on our business, operating results and financial condition.

We may experience outages and disruptions of our online services if we fail to maintain an adequate operations infrastructure. Our increasing user traffic and complexity of our products and services demand more computing power. We have spent and expect to continue to spend substantial amounts for access to data centers and equipment and to move more of our workload into cloud services, to upgrade our technology and network infrastructure to handle increased traffic on our websites, and to deliver our products and services through emerging channels, such as mobile applications. However, any inefficiencies or operational failures could diminish the quality of our products, services, and user experience, resulting in damage to our reputation and loss of current and potential users, subscribers, and advertisers, potentially harming our financial condition and operating results.

Our outstanding debt obligations could negatively impact our financial condition and future operating results. As of December 31, 2019, the Company had outstanding debt of $1.4 billion under its 2016 term loan and revolving credit facility, as amended (the 2016 Credit Agreement) and $800.0 million of Senior Notes Due 2025 (the Senior Notes). Additional information regarding the 2016 Credit Agreement and the Senior Notes is included in Note 6 - Debt in the Notes to Consolidated Financial Statements.

The debt service requirements of these borrowings could impair our future financial condition and operating results. In addition, the affirmative, negative and financial covenants of the 2016 Credit Agreement, as well as the covenants related to the Senior Notes, could limit our future financial flexibility. A failure to comply with these covenants could result in acceleration of all amounts outstanding, which could materially impact our financial condition unless accommodations could be negotiated with our lenders and noteholders. No assurance can be given that we would be successful in doing so, or that any accommodations that we were able to negotiate would be on terms as favorable as those currently in place. The outstanding debt may limit the amount of cash or additional credit available to us, which could restrain our ability to expand or enhance products and services, respond to competitive pressures or pursue future business opportunities requiring substantial investments of additional capital.

In addition, variable-rate borrowings under our 2016 Credit Agreement typically use LIBOR as a benchmark for establishing the rate of interest. LIBOR is the subject of recent national and international regulatory scrutiny which may result in changes that cause LIBOR to disappear entirely after 2021 or to cause it to perform differently than in the past. The consequences of these LIBOR developments on our variable-rate borrowings, including the possible transition to other rates such as the Secured Overnight Financing Rate (SOFR), cannot be predicted at this time, but could include an increase in the cost of our variable-rate indebtedness and volatility in our earnings.

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

If we are unable to enforce and protect our intellectual property rights, our competitive position may be harmed. We rely on a combination of copyright, trademark, trade secret, patent, confidentiality, non-compete and other contractual provisions to protect our intellectual property rights. Despite our efforts to protect our intellectual property rights, unauthorized third parties may obtain and use technology or other information that we regard as proprietary. Our intellectual property rights may not survive a legal challenge to their validity or provide significant protection for us. The laws of certain countries, particularly in emerging markets, do not protect our proprietary rights to the same extent as the laws of the United States. Accordingly, we may not be able to protect our intellectual property against unauthorized third-party copying or use, which could adversely affect our competitive position. Additionally, there can be no assurance that another party will not assert that we have infringed its intellectual property rights.

Our employees are subject to restrictive covenant agreements (which include restrictions on employees' ability to compete and solicit customers and employees) and assignment of invention agreements, to the extent permitted under applicable law. When the period expires relating to their particular restrictions, former employees may compete against us. If a former employee violates the provisions of his/her restrictive covenant agreement, we seek to enforce the restrictions but there is no assurance that we will be successful in our efforts.

We have grown, and may continue to grow, through acquisitions and strategic investments, which could involve substantial risks. We have made and may continue to make acquisitions of, or significant investments in, businesses that offer complementary products and services or otherwise support our growth objectives. The risks involved in each acquisition or investment include the possibility of paying more than the value we derive from the acquisition, dilution of the interests of our current stockholders should we issue stock in the acquisition, decreased working capital, increased indebtedness, the assumption of undisclosed liabilities and unknown and unforeseen risks, the ability to retain key personnel of the acquired company, the inability to integrate the business of the acquired company, increase revenue or fully realize anticipated synergies, the time to train the sales force to market and sell the products of the acquired business, the potential disruption of our ongoing business and the distraction of management from our day to day business. The realization of any of these risks could adversely affect our business. Additionally, we face competition in identifying acquisition targets and consummating acquisitions.

We face risks related to leased office space. We assumed a significant amount of leased office space, in particular in Arlington, Virginia, in connection with the acquisition of CEB Inc. in 2017. In Arlington, we have consolidated all our businesses into a single building and have sublet substantially all of the excess space in our other properties. Through our real estate consolidations and other related activities, we have tried to secure quality sub-tenants with appropriate sub-lease terms. However, if subtenants default on their sublease obligations with us or otherwise terminate their subleases with us, we may experience a loss of planned sublease rental income, which could result in a material charge against our operating results.

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

We face risks related to litigation. We are, and in the future may be, subject to a variety of legal actions, such as employment, breach of contract, intellectual property-related, and business torts, including claims of unfair trade practices and misappropriation of trade secrets. Given the nature of our business, we are also subject to defamation (including libel and slander), negligence, or other claims relating to the information we publish. Regardless of the merits of any claim and despite vigorous efforts to defend any such claim, claims can affect our reputation, and responding to any such claim could be time consuming, result in costly litigation and require us to enter into settlements, royalty and licensing agreements which may not be offered or available on reasonable terms. If a claim is made against us that we cannot defend or resolve on reasonable terms, our business, brand, and financial results could be materially adversely affected.

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

Corporate tax reform, base-erosion efforts and tax transparency continue to be high priorities in many countries. Tax reform legislation is being proposed or enacted in a number of jurisdictions where we do business. The U.S. Tax Cuts and Jobs Act of 2017 (the Act) adopted broad U.S. corporate income tax reform and introduced several highly complex provisions. The U.S. Treasury Department and other standard-setting bodies will continue to interpret and issue guidance on how provisions of the Act will be applied and administered. We will continue to monitor and reflect the impact of the Act in future financial statements as appropriate.

During 2015, the Organization for Economic Cooperation and Development (OECD) released final reports on various action items associated with its initiative to prevent Base Erosion and Profit Shifting (BEPS). Numerous countries have and continue to propose tax law changes intended to address BEPS. The future enactment by various governments of these and other proposals could significantly increase our tax obligations in many countries where we do business. These actual, potential, and other changes, both individually and collectively, could materially increase our effective tax rate and negatively impact our financial position, results of operations, and cash flows.

In addition, our tax filings for various years are subject to examination by domestic and international taxing authorities and, during the ordinary course of business, we are under audit by various tax authorities. Recent and future actions on the part of the OECD and various governments have increased scrutiny of our tax filings. Although we believe that our tax filings and related accruals are reasonable, the final resolution of tax audits may be materially different from what is reflected in our historical tax provisions and accruals and could have a material adverse effect on our effective tax rate, financial position, results of operations, and cash flows.

As of December 31, 2019, we had approximately $142.0 million of accumulated undistributed earnings in our non-U.S. subsidiaries. Our cash and cash equivalents are held in numerous locations throughout the world. At December 31, 2019, 92% of our cash and cash equivalents was held overseas, with a substantial portion representing accumulated undistributed earnings of our non-U.S. subsidiaries. Under generally accepted accounting principles in the United States of America, no provision for income taxes that may result from the remittance of accumulated undistributed foreign earnings is required if the Company intends to reinvest such earnings overseas indefinitely. The provisions of the Act significantly changed the way earnings of non-U.S. subsidiaries are taxed in the United States. The Act imposed a one-time transition tax on earnings of foreign subsidiaries that were previously tax deferred, adopted a system of current taxation of foreign global intangible low-taxed income and provided for a deduction on repatriation of dividends from foreign subsidiaries. As a result of and subsequent to the enactment of the Act, the Company has remitted previously undistributed earnings with minimal additional tax cost. The Company intends to continue to reinvest its accumulated undistributed foreign earnings, except in instances where the repatriation of those earnings would result in minimal additional tax. As a result, we have not recognized income tax expense on the amounts deemed permanently reinvested.

Our corporate compliance program cannot guarantee that we are in compliance with all applicable laws and regulations. We operate in a number of countries, including emerging markets, and as a result we are required to comply with numerous, and in many cases, changing international and U.S. federal, state and local laws and regulations. Accordingly, we have a corporate compliance program that includes the creation of appropriate policies defining employee behavior that mandate adherence to laws, employee training, annual affirmations, monitoring and enforcement. However, failure of any employee fails to comply with any of these laws, regulations or our policies, could result in a range of liabilities for the employee and for the Company, including, but not limited to, significant penalties and fines, sanctions and/or litigation, and the expenses associated with defending and resolving any of the foregoing, any of which could have a negative impact on our reputation and business.

Risks related to our common stock

Our operating results may fluctuate from period to period and/or the financial guidance we have given may not meet the expectations of investors, which may cause the price of our common stock to decline. Our quarterly and annual operating results fluctuate as a result of many factors, including the timing of the execution of research contracts, the extent of completion of consulting engagements, the timing of our conferences, the amount of new business generated, the mix of domestic and international business, currency fluctuations, changes in market demand for our products and services, the timing of the development, introduction and marketing of new products and services, competition in our industry, the impact of our acquisitions, and general economic conditions. An inability to generate sufficient earnings and cash flow, and achieve our forecasts, may impact our operating and other activities. Fluctuations in our operating results could cause period-to-period comparisons of operating results not to be meaningful and may provide an unreliable indication of future operating results. Furthermore, our operating results may not meet the expectations of investors or the financial guidance we have previously provided. If this occurs, the price of our common stock could decline.

Our stock price may be impacted by factors outside of our control and you may not be able to resell shares of our common stock at or above the price you paid. The price of our common stock is subject to significant fluctuations in response to, among other factors, developments in the industries in which we do business, general economic conditions, general market conditions, geo-political events, changes in the nature and composition of our stockholder base, changes in securities analysts’ recommendations regarding our securities and our performance relative to securities analysts’ expectations for any quarterly period, as well as other factors outside of our control, including any and all factors that move the securities markets generally. These factors may materially adversely affect the market price of our common stock.

Future sales or issuances of our common stock in the public market could lower our stock price. Sales of a substantial number of shares of common stock in the public market by our current stockholders, or the threat that substantial sales may occur, could cause the market price of our common stock to decrease significantly or make it difficult for us to raise additional capital by selling stock. The issuance of additional shares of our common stock could also lower the market price of our common stock. Furthermore, we have various equity incentive plans that provide for awards in the form of stock appreciation rights, restricted stock, restricted stock units and other stock-based awards, which have the effect of adding shares of common stock into the public market. We have a board-approved share repurchase program and at December 31, 2019, approximately $715.5 million remained available for share purchases under this program. No assurance can be given that we will continue these share repurchase activities in the future after the current program is completed, or in the event that the price of our common stock reaches levels at which repurchases are not accretive.

Future sales of our common stock from grants and awards could lower our stock price. As of December 31, 2019, the aggregate number of shares of our common stock issuable pursuant to outstanding grants and awards under our equity incentive plans was approximately 2.6 million shares (approximately 0.6 million of which have vested). In addition, at the present time, approximately 4.5 million shares may be issued in connection with future awards under our equity incentive plans. Shares of common stock issued under these plans are freely transferable and have been registered under the Securities Act of 1933, as amended (the “Securities Act”), except for any shares held by affiliates (as that term is defined in Rule 144 under the Securities Act) which are subject to certain limitations. We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of shares of our common stock will have on the market price of our common stock.

Interests of certain of our significant stockholders may conflict with our interests or the interests of other stockholders. To our knowledge, as of the date hereof, and based upon publicly-available SEC filings, five institutional investors each presently hold over 5% of our common stock. While no stockholder or institutional investor individually holds a majority of our outstanding shares, these significant stockholders may be able, either individually or acting together, to exercise significant influence over matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, adoption or amendment of equity plans and approval of significant transactions such as mergers, acquisitions, consolidations and sales or purchases of assets. In addition, in the event of a proposed acquisition of the Company by a third party, this concentration of ownership may delay or prevent a change of control in us. Accordingly, the interests of these stockholders may not always coincide with our interests or the interests of other stockholders, or otherwise be in the best interests of us or all stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

As of December 31, 2019, we leased approximately 45 domestic and 75 international office properties for our ongoing business operations. These offices, which exclude certain properties that we sublease to others, support our executive and administrative activities, research and consulting, sales, systems support, operations, and other functions. Our corporate office is based in Stamford, Connecticut. We also maintain an important presence in: Fort Myers, Florida; Arlington, Virginia; Egham, the United Kingdom; Gurgaon, India; Irving, Texas; and Barcelona, Spain. The Company does not own any real property.

Our Stamford corporate headquarters is comprised of leased office space in three buildings located on the same campus. Our lease for the Stamford headquarters facility expires in 2027 and contains three five-year renewal options at fair value. Additionally, we lease office space in a fourth building adjacent to our Stamford headquarters facility under a lease designed to be co-terminus with our headquarters lease. We have options for additional space in this fourth building.

We expect to continue to invest in our business by adding headcount and, as a result, we may need additional office space in various locations. Should additional space be necessary, we believe that it will be available on reasonable terms.

ITEM 3. LEGAL PROCEEDINGS.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the New York Stock Exchange under the symbol "IT". As of January 31, 2020, there were 1,113 holders of record of our common stock. Our 2020 Annual Meeting of Stockholders will be held on June 8, 2020 at the Company’s corporate headquarters in Stamford, Connecticut. We did not submit any matter to a vote of our stockholders during the fourth quarter of 2019.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The equity compensation plan information set forth in Part III, Item 12 of this Annual Report on Form 10-K is hereby incorporated by reference into this Part II, Item 5.

SHARE REPURCHASES

The Company has a $1.2 billion board authorization to repurchase its common stock. The Company may repurchase its common stock from time-to-time in amounts, at prices and in the manner that the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended), accelerated share repurchases, private transactions or other transactions and will be funded by cash on hand and borrowings. Repurchases may also be made from time-to-time in connection with the settlement of the Company's stock-based compensation awards. The table below summarizes the repurchases of our common stock during the three months ended December 31, 2019 pursuant to our $1.2 billion share repurchase authorization and the settlement of stock-based compensation awards.

Period	Total Number of Shares Purchased (#)	Average Price Paid Per Share ($)	Total Number of Shares Purchased Under Announced Programs (#)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
October 1, 2019 to October 31, 2019	25,240	$138.99	25,094	$773,017
November 1, 2019 to November 30, 2019	54,039	158.83	15,006	770,680
December 1, 2019 to December 31, 2019	360,836	153.85	358,877	$715,473
Total for the quarter (1)	440,115	$153.61	398,977

(1)	The repurchased shares during the three months ended December 31, 2019 included purchases for both the settlement of stock-based compensation awards and open market purchases.

ITEM 6. SELECTED FINANCIAL DATA.

The fiscal years presented below are for the twelve-month periods from January 1 through December 31. Data for all years was derived or compiled from our audited consolidated financial statements included herein or from submissions of our Forms 10-K in prior years. The selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes contained in this Annual Report on Form 10-K and prior year filings with the Securities and Exchange Commission.

(In thousands, except per share data)	2019	2018	2017	2016	2015
STATEMENT OF OPERATIONS DATA
Revenues:
Research	$3,374,548	$3,105,764	$2,471,280	$1,857,001	$1,614,904
Conferences	476,869	410,461	337,903	268,605	251,835
Consulting	393,904	353,667	327,661	318,934	296,317
Other	—	105,562	174,650	—	—
Total revenues	$4,245,321	$3,975,454	$3,311,494	$2,444,540	$2,163,056
Operating income (loss)	$370,087	$259,715	$(6,329)	$305,141	$287,997
Net income	$233,290	$122,456	$3,279	$193,582	$175,635

PER SHARE DATA
Basic income per share	$2.60	$1.35	$0.04	$2.34	$2.09
Diluted income per share	$2.56	$1.33	$0.04	$2.31	$2.06

Weighted average shares outstanding:
Basic	89,817	90,827	88,466	82,571	83,852
Diluted	90,971	92,122	89,790	83,820	85,056

OTHER DATA
Cash and cash equivalents	$280,836	$156,368	$538,908	$474,233	$372,976
Total assets	7,151,294	6,201,474	7,283,173	2,367,335	2,168,517
Long-term debt	2,067,796	2,146,514	2,943,341	672,500	790,000
Stockholders’ equity (deficit)	938,593	850,757	983,465	60,878	(132,400)
Cash provided by operating activities	$565,436	$471,158	$254,517	$365,632	$345,561
The items described below impacted the presentation and comparability of our selected financial data.

•
During 2018, the Company divested all of the non-core businesses that comprised its Other segment and moved a small residual product from the Other segment into the Research business and, as a result, no operating activity has been recorded in the Other segment in 2019. Note 2 — Acquisitions and Divestitures in the Notes to Consolidated Financial Statements provides additional information regarding the Company's 2018 divestitures.

•
During 2017, the Company acquired CEB Inc. The operating results of CEB Inc. have been included in the Company's operating results since the acquisition date. The Company also made other acquisitions in the years presented in the above table. Note 2 — Acquisitions and Divestitures in the Notes to Consolidated Financial Statements provides additional information regarding the Company's recent acquisitions.

•
During 2019, 2018 and 2017, the Company recognized $9.5 million, $107.2 million and $158.5 million, respectively, of acquisition and integration charges related to its acquisitions. Note 2 — Acquisitions and Divestitures in the Notes to Consolidated Financial Statements provides additional information regarding the Company's acquisition and integration charges.

•
During 2019, the Company recorded a net tax benefit of approximately $38.1 million related to an intercompany sale of certain intellectual property, which increased our diluted earnings per share by $0.42 per share. Note 12 — Income Taxes in the Notes to Consolidated Financial Statements provides additional information regarding the Company's income taxes.

•
During 2017, the Company recorded a $59.6 million tax benefit related to the U.S. Tax Cuts and Jobs Act of 2017, which increased our diluted earnings per share by $0.66 per share. Note 12 — Income Taxes in the Notes to Consolidated Financial Statements provides additional information regarding the Company's income taxes.

•
On January 1, 2019, the Company adopted Accounting Standards Update No. 2016-02, Leases, which resulted in a net increase of $638.7 million in its total assets on that date. The adoption of this new lease standard did not affect the Company's stockholders’ equity. Note 1 — Business and Significant Accounting Policies and Note 7 — Leases provide additional information regarding the Company's adoption of Accounting Standards Update No. 2016-02.

•
During 2017, the Company borrowed approximately $2.8 billion and issued approximately 7.4 million shares of its common stock in connection with the acquisition of CEB Inc. Note 2 — Acquisitions and Divestitures and Note 6 — Debt in the Notes to Consolidated Financial Statements provide additional information regarding the Company's acquisition of CEB Inc. and its debt arrangements, respectively.

•
The Company repurchased 1.4 million, 2.1 million, 0.4 million, 0.6 million and 6.2 million shares of its common stock in 2019, 2018, 2017, 2016 and 2015, respectively. We used $199.0 million, $260.8 million, $41.3 million, $59.0 million and $509.0 million in cash for share repurchases in 2019, 2018, 2017, 2016 and 2015, respectively. Note 8 — Stockholders’ Equity in the Notes to Consolidated Financial Statements provides additional information regarding the Company's share repurchase activity.

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

This MD&A provides an analysis of our consolidated financial results, segment results and cash flows for 2019 and 2018 under the headings "Results of Operations," "Segment Results" and "Liquidity and Capital Resources." For a similar detailed discussion comparing 2018 and 2017, refer to those headings under Item 7., "Management’s Discussion and Analysis of Financial Condition and Results of Operations," in our Annual Report on Form 10-K for the year ended December 31, 2018.

Acquisition of TOPO Research LLC

On October 1, 2019, the Company acquired 100% of the outstanding membership interests of TOPO Research LLC ("TOPO"), a privately-held company based in Redwood City, California, for $25.0 million. TOPO is a subscription-based research and advisory business that helps sales leaders at the world’s fastest-growing companies achieve their growth objectives.

Business Divestitures

During 2018, the Company divested all of the non-core businesses that comprised its Other segment and moved a small residual product from the Other segment into the Research business and, as a result, no operating activity has been recorded in the Other segment in 2019. The Other segment had $105.6 million of revenue during 2018, while gross contribution was $65.1 million.

Note 2 — Acquisitions and Divestitures in the Notes to Consolidated Financial Statements provides additional information regarding the TOPO acquisition and the Company's 2018 divestitures.

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

We operate in a very competitive and rapidly changing environment that involves numerous risks and uncertainties, some of which are beyond our control. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future quarterly and annual revenues, operating income, results of operations and cash flows, as well as any forward-looking statement, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in our forward-looking statements include, among others, the following: the timing of our Gartner Symposium/Xpo series that normally occurs during the fourth quarter, as well as our other conferences and meetings; the amount of new business generated, including from acquisitions; the mix of domestic and international business; domestic and international economic conditions; the U.K.’s exit from the European Union and its impact on our results; the impact of changes in tax policy and heightened scrutiny from various taxing authorities globally; changes in market demand for our products and services; changes in foreign currency rates; the timing of the development, introduction and marketing of new products and services; competition in the industry; the payment of performance compensation; uncertainty from the expected discontinuance of LIBOR and transition to any other interest rate benchmark; and other factors. The potential fluctuations in our operating income could cause period-to-period comparisons of operating results not to be meaningful and could provide an unreliable indication of future operating results. A description of the risk factors associated with our business is included under “Risk Factors” in Item 1A. of this Annual Report on Form 10-K, which is incorporated herein by reference.

Forward-looking statements are subject to risks, estimates and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those listed above or described under “Risk Factors” in Item 1A. of this Annual Report on Form 10-K. Readers should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Forward-looking statements in this Annual Report on Form 10-K speak only as of the date hereof, and forward-looking statements in documents attached that are incorporated by reference speak only as of the date of those documents. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.

BUSINESS OVERVIEW

Gartner, Inc. (NYSE: IT) is the world’s leading research and advisory company and a member of the S&P 500. We equip business leaders with indispensable insights, advice and tools to achieve their mission–critical priorities today and build the successful organizations of tomorrow. We believe our unmatched combination of expert-led, practitioner-sourced and data-driven research steers clients toward the right decisions on the issues that matter most. We are a trusted advisor and an objective resource for more than 15,000 enterprises in more than 100 countries — across all major functions, in every industry and enterprise size.

Gartner delivers its products and services globally through three business segments – Research, Conferences and Consulting, as described below.

•
Research provides trusted, objective insights and advice on the mission-critical priorities of leaders across all functional areas of an enterprise through reports, briefings, proprietary tools, access to our research experts, peer networking services and membership programs that enable our clients to drive organizational performance.

•
Conferences provides business professionals across an organization the opportunity to learn, share and network. From our Gartner Symposium/Xpo series, to industry-leading conferences focused on specific business roles and topics, to peer-driven sessions, our offerings enable attendees to experience the best of Gartner insight and advice live.

•
Consulting combines the power of Gartner market-leading research with custom analysis and on-the-ground support to help chief information officers and other senior executives driving technology-related strategic initiatives move confidently from insight to action.

BUSINESS MEASUREMENTS

We believe that the following business measurements are important performance indicators for our business segments:

BUSINESS SEGMENT	BUSINESS MEASUREMENT
Research
Total contract value represents the value attributable to all of our subscription-related contracts. It is calculated as the annualized value of all contracts in effect at a specific point in time, without regard to the duration of the contract. Total contract value primarily includes Research deliverables for which revenue is recognized on a ratable basis, as well as other deliverables (primarily Conferences tickets) for which revenue is recognized when the deliverable is utilized. Comparing contract value year-over-year not only measures the short-term growth of our business, but also signals the long-term health of our Research subscription business since it measures revenue that is highly likely to recur over a multi-year period. Our total contract value consists of Global Technology Sales contract value, which includes sales to users and providers of technology, and Global Business Sales contract value, which includes sales to all other functional leaders.

Client retention rate represents a measure of client satisfaction and renewed business relationships at a specific point in time. Client retention is calculated on a percentage basis by dividing our current clients, who were also clients a year ago, by all clients from a year ago. Client retention is calculated at an enterprise level, which represents a single company or customer.

Wallet retention rate represents a measure of the amount of contract value we have retained with clients over a twelve-month period. Wallet retention is calculated on a percentage basis by dividing the contract value of our current clients, who were also clients a year ago, by the total contract value from a year ago, excluding the impact of foreign currency exchange. When wallet retention exceeds client retention, it is an indication of retention of higher-spending clients, or increased spending by retained clients, or both. Wallet retention is calculated at an enterprise level, which represents a single company or customer.

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

We had total revenues of $4.2 billion in 2019, an increase of 7% compared to 2018 on a reported basis and 9% excluding the foreign currency impact. There was $105.6 million of Other segment revenue on a reported basis in 2018 that did not recur in 2019. Net income increased to $233.3 million in 2019 from $122.5 million in 2018 and, as a result, diluted earnings per share was $2.56 in 2019 compared to $1.33 in 2018.

Research revenues increased to $3.4 billion in 2019, an increase of 9% compared to 2018 on a reported basis and 10% excluding the foreign currency impact. The Research gross contribution margin was 70% and 69% in 2019 and 2018, respectively. Total contract value was $3.4 billion at December 31, 2019, an increase of 12% compared to December 31, 2018 on a foreign currency neutral basis.

Conferences revenues increased to $476.9 million in 2019, an increase of 16% compared to 2018 on a reported basis and 18% excluding the foreign currency impact. The Conferences gross contribution margin was 51% and 50% in 2019 and 2018, respectively. We held 72 and 70 destination conferences in 2019 and 2018, respectively.

Consulting revenues increased to $393.9 million in 2019, an increase of 11% compared to 2018 on a reported basis and 14% excluding the foreign currency impact. The Consulting gross contribution margin was 30% and 29% in 2019 and 2018, respectively. Backlog was $115.7 million at December 31, 2019.

Cash provided by operating activities was $565.4 million and $471.2 million during 2019 and 2018, respectively. As of December 31, 2019, we had $280.8 million of cash and cash equivalents and $1.0 billion of available borrowing capacity on our revolving credit facility. During 2019, we repurchased 1.4 million shares of the Company's common stock for an aggregate purchase price of approximately $194.0 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our consolidated financial statements requires the application of appropriate accounting policies and the use of estimates. Our significant accounting policies are described in Note 1 — Business and Significant Accounting Policies in the Notes to Consolidated Financial Statements. Management considers the policies discussed below to be critical to an understanding of our consolidated financial statements because their application requires complex and subjective management judgments and estimates. Specific risks for these critical accounting policies are also described below.

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

Accounting for leases — On January 1, 2019, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update No. 2016-02, Leases (as amended, "ASU No. 2016-02" or the “new lease standard”), which substantively modifies the accounting and disclosure requirements for lease arrangements. Prior to the issuance of ASU No. 2016-02, generally accepted accounting principles in the United States of America under FASB Accounting Standards Codification ("ASC") Topic 840, Leases, provided that lease arrangements meeting certain criteria were not recorded on an entity's balance sheet. ASU No. 2016-02 significantly changes the accounting for leases because a right-of-use model is now used whereby a lessee must record a right-of-use asset and a related lease liability on its balance sheet for most of its leases. Under ASU No. 2016-02, leases are classified as either operating or finance arrangements, with such classification affecting the pattern of expense recognition in an entity's income statement. ASU No. 2016-02 also requires significantly expanded disclosures to meet the objective of enabling users of financial statements to assess the amount, timing and uncertainty of cash flows related to leases.

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

The adoption of ASU No. 2016-02 on January 1, 2019 had a material impact on our consolidated balance sheet because the right-of-use model significantly increased both our assets and liabilities from our lease arrangements (all of which were operating leases that were not previously recorded on the Company’s consolidated balance sheets). The adoption of the new lease standard resulted in the recognition of operating lease liabilities aggregating $851.3 million based on the present value of the Company’s remaining minimum lease payments, while the corresponding right-of-use assets totaled $651.9 million. Additionally, the Company’s adoption of ASU No. 2016-02 resulted in a net increase of $638.7 million in each of the Company’s Total Assets and Total Liabilities; however, there was no effect on the Company’s Total Stockholders’ Equity. The Company’s Consolidated Statements of Operations and its cash provided by operating activities in the Consolidated Statements of Cash Flows for 2019 were not materially impacted by the adoption of the new lease standard. Note 1 — Business and Significant Accounting Policies and Note 7 — Leases in the Notes to Consolidated Financial Statements provide additional information regarding the Company's leases and the adoption of ASU No. 2016-02.

Revenue recognition — For 2019 and 2018, revenue was recognized in accordance with the requirements of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (as amended, "ASU No. 2014-09"). Prior to January 1, 2018, the Company recognized revenue in accordance with then-existing generally accepted accounting principles in the United States of America and SEC Staff Accounting Bulletin No. 104, Revenue Recognition (collectively, “Prior GAAP”). Under both ASU No. 2014-09 and Prior GAAP, revenue can only be recognized when all of the required criteria for revenue recognition have been met. Although there were certain changes to the Company’s revenue recognition policies and procedures with the adoption of ASU No. 2014-09 on January 1, 2018, there were no material differences between the pattern and timing of revenue recognition under ASU No. 2014-09 and Prior GAAP.

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

•
Consulting revenues are principally generated from fixed fee and time and materials engagements. Revenues from fixed fee contracts are recognized as we work to satisfy our performance obligations. Revenues from time and materials engagements are recognized as work is delivered and/or services are provided. Revenues related to contract optimization engagements are contingent in nature and are only recognized upon satisfaction of all conditions related to their payment.

The majority of our Research contracts are billable upon signing, absent special terms granted on a limited basis from time to time. Research contracts are generally non-cancelable and non-refundable, except for government contracts that may have cancellation or fiscal funding clauses. It is our policy to record the amount of a subscription contract that is billable as a fee receivable at the time the contract is signed with a corresponding amount as deferred revenue because the contract represents a legally enforceable claim.

Note 1 — Business and Significant Accounting Policies and Note 9 — Revenue and Related Matters in the Notes to Consolidated Financial Statements provide additional information regarding our revenues and the adoption of ASU No. 2014-09 on January 1, 2018.

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

The table below presents our gross fees receivable and the related allowance for losses as of the dates indicated (in thousands).

	December 31,
	2019	2018
Gross fees receivable	$1,334,012	$1,262,818
Allowance for losses	(8,000)	(7,700)
Fees receivable, net	$1,326,012	$1,255,118

Goodwill and other intangible assets — When we acquire a business, we determine the fair value of the assets acquired and liabilities assumed on the date of acquisition, which may include a significant amount of intangible assets such as customer relationships, software and content, as well as goodwill. When determining the fair values of the acquired intangible assets, we consider, among other factors, analyses of historical financial performance and an estimate of the future performance of the acquired business. The fair values of the acquired intangible assets are primarily calculated using an income approach that relies on discounted cash flows. This method starts with a forecast of the expected future net cash flows for the asset and then adjusts the forecast to present value by applying a discount rate that reflects the risk factors associated with the cash flow streams. We consider this approach to be the most appropriate valuation technique because the inherent value of an acquired intangible asset is its ability to generate future income. In a typical acquisition, we engage a third-party valuation expert to assist us with the fair value analyses for acquired intangible assets.

Determining the fair values of acquired intangible assets requires us to exercise significant judgment. We select reasonable estimates and assumptions based on evaluating a number of factors, including, but not limited to, marketplace participants, consumer awareness and brand history. Additionally, there are significant judgments inherent in discounted cash flows such as estimating the amount and timing of projected future cash flows, the selection of discount rates, hypothetical royalty rates and contributory asset capital charges. Specifically, the selected discount rates are intended to reflect the risk inherent in the projected future cash flows generated by the underlying acquired intangible assets.

Determining an acquired intangible asset's useful life also requires significant judgment and is based on evaluating a number of factors, including, but not limited to, the expected use of the asset, historical client retention rates, consumer awareness and trade name history, as well as any contractual provisions that could limit or extend an asset's useful life.

The Company's goodwill is evaluated in accordance with FASB ASC Topic 350, which requires goodwill to be assessed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. In addition, an impairment evaluation of our amortizable intangible assets may also be performed if events or circumstances indicate potential impairment. Among the factors that could trigger an impairment review are current operating results that do not align with our annual plan or historical performance; changes in our strategic plans or the use of our assets; restructuring charges or other changes in our business segments; competitive pressures and changes in the general economy or in the markets in which we operate; and a significant decline in our stock price and our market capitalization relative to our net book value.

When performing our annual assessment of the recoverability of goodwill, we initially perform a qualitative analysis evaluating whether any events or circumstances occurred or exist that provide evidence that it is more likely than not that the fair value of any of our reporting units is less than the related carrying amount. If we do not believe that it is more likely than not that the fair value of any of our reporting units is less than the related carrying amount, then no quantitative impairment test is performed. However, if the results of our qualitative assessment indicate that it is more likely than not that the fair value of a reporting unit is less than its respective carrying amount, then we perform a two-step quantitative impairment test.

Evaluating the recoverability of goodwill requires judgments and assumptions regarding future trends and events. As a result, both the precision and reliability of our estimates are subject to uncertainty. Among the factors that we consider in our qualitative assessment are general economic conditions and the competitive environment; actual and projected reporting unit financial performance; forward-looking business measurements; and external market assessments. To determine the fair values of our reporting units for a quantitative analysis, we typically utilize detailed financial projections, which include significant variables, such as projected rates of revenue growth, profitability and cash flows, as well as assumptions regarding discount rates, the Company's weighted average cost of capital and other data.

Our most recent annual impairment test of goodwill was a qualitative analysis conducted during the quarter ended September 30, 2019 that indicated no impairment. Subsequent to completing our 2019 annual impairment test, no events or changes in circumstances were noted that required an interim goodwill impairment test. Note 1 — Business and Significant Accounting Policies and Note 3 — Goodwill and Intangible Assets in the Notes to Consolidated Financial Statements provide additional information regarding the Company's goodwill and amortizable intangible assets.

Accounting for income taxes — The Company uses the asset and liability method of accounting for income taxes. We estimate our income taxes in each of the jurisdictions where the Company operates. This process involves estimating our current tax expense or benefit together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. When assessing the realizability of deferred tax assets, we consider if it is more likely than not that some or all of the deferred tax assets will not be realized. In making this assessment, we consider the availability of loss carryforwards, projected reversals of deferred tax liabilities, projected future taxable income, and ongoing prudent and feasible tax planning strategies. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained based on the technical merits of the position. Recognized tax positions are measured at the largest amount of benefit with greater than a 50% likelihood of being realized. The Company uses estimates in determining the amount of unrecognized tax benefits associated with uncertain tax positions. Significant judgment is required in evaluating tax law and measuring the benefits likely to be realized. Uncertain tax positions are periodically re-evaluated and adjusted as more information about their ultimate realization becomes available.

Accounting for stock-based compensation — The Company accounts for stock-based compensation awards in accordance with FASB ASC Topics 505 and 718 and SEC Staff Accounting Bulletins No. 107 and No. 110. The Company recognizes stock-based compensation expense, which is based on the fair value of the award on the date of grant, over the related service period. Note 10 — Stock-Based Compensation in the Notes to Consolidated Financial Statements provides additional information regarding stock-based compensation. Determining the appropriate fair value model and calculating the fair value of stock-based compensation awards requires the use of certain subjective assumptions, including the expected life of a stock-based compensation award and the Company’s common stock price volatility. In addition, determining the appropriate periodic stock-based compensation expense requires management to estimate the likelihood of the achievement of certain performance targets. The assumptions used in calculating the fair values of stock-based compensation awards and the related periodic expense represent management’s best estimates, which involve inherent uncertainties and the application of judgment. As a result, if circumstances change and the Company deems it necessary in the future to modify the assumptions it made or to use different assumptions, or if the quantity and nature of the Company’s stock-based compensation awards changes, then the amount of expense may need to be adjusted and future stock-based compensation expense could be materially different from what has been recorded in the current period.

Restructuring and other accruals — We may record accruals for severance costs, contract terminations, asset impairments and other costs as a result of ongoing actions we undertake to streamline our organization, reposition certain businesses and reduce future operating costs. Estimates of costs to be incurred to complete these actions, such as future payments under contractual arrangements, the fair value of assets, and severance and related benefits, are based on assumptions at the time the actions are initiated. These accruals may need to be adjusted to the extent that actual costs differ from such estimates. In addition, these actions may be revised due to changes in business conditions that we did not foresee at the time such plans were approved. We also record accruals during the year for our various employee cash incentive programs. Amounts accrued at the end of each reporting period are based on our estimates and may require adjustment as the ultimate amount paid for these incentives are sometimes not known with certainty until the end of our fiscal year.

RESULTS OF OPERATIONS

Consolidated Results

The table below presents an analysis of selected line items and year-over-year changes in our Consolidated Statements of Operations for the years indicated (in thousands).

	Year Ended December 31, 2019	Year Ended December 31, 2018	Increase (Decrease)	Percentage Increase (Decrease)
Total revenues	$4,245,321	$3,975,454	$269,867	7%
Costs and expenses:
Cost of services and product development	1,550,568	1,468,800	81,768	6
Selling, general and administrative	2,103,424	1,884,141	219,283	12
Depreciation	82,066	68,592	13,474	20
Amortization of intangibles	129,713	187,009	(57,296)	(31)
Acquisition and integration charges	9,463	107,197	(97,734)	(91)
Operating income	370,087	259,715	110,372	42
Interest expense, net	(99,805)	(124,208)	(24,403)	(20)
(Loss) gain from divested operations	(2,075)	45,447	(47,522)	>(100)
Other income, net	7,532	167	7,365	>100
Provision for income taxes	42,449	58,665	(16,216)	(28)
Net income	$233,290	$122,456	$110,834	91%

Total revenues for 2019 were $4.2 billion, an increase of $269.9 million, or 7% compared to 2018 on a reported basis and 9% excluding the foreign currency impact. The tables below present (i) revenues by geographic region (based on where the sale is fulfilled) and (ii) revenues by segment for the years indicated (in thousands).

Primary Geographic Market	Year Ended December 31, 2019	Year Ended December 31, 2018	Increase (Decrease)	Percentage Increase (Decrease)
United States and Canada	$2,734,490	$2,514,952	$219,538	9%
Europe, Middle East and Africa	996,004	1,000,490	(4,486)	—
Other International	514,827	460,012	54,815	12
Total revenues (1)	$4,245,321	$3,975,454	$269,867	7%

Segment	Year Ended December 31, 2019	Year Ended December 31, 2018	Increase (Decrease)	Percentage Increase (Decrease)
Research	$3,374,548	$3,105,764	$268,784	9%
Conferences	476,869	410,461	66,408	16
Consulting	393,904	353,667	40,237	11
Other (1)	—	105,562	(105,562)	>(100)
Total revenues (1)	$4,245,321	$3,975,454	$269,867	7%

(1)
During 2018, the Company divested all of the non-core businesses that comprised its Other segment and moved a small residual product from the Other segment into the Research business and, as a result, no revenue has been recorded in the Other segment in 2019. Revenue from the Company's divested operations was approximately $97.3 million during 2018. Note 9 — Revenue and Related Matters in the Notes to Consolidated Financial Statements provides additional information regarding the Company's revenue by geography and by segment.

Refer to the section of this MD&A below entitled “Segment Results” for a discussion of revenues and results by segment.

Cost of services and product development was $1.6 billion in 2019, an increase of $81.8 million compared to 2018, or 6% on a reported basis and 7% excluding the foreign currency impact. The increase in Cost of services and product development was primarily due to higher payroll and related benefits costs resulting from increased headcount, partially offset by a reduction in expense from certain businesses that were divested during 2018. Cost of services and product development as a percent of revenues was 37% during both 2019 and 2018.

Selling, general and administrative (“SG&A”) expense was $2.1 billion in 2019, an increase of $219.3 million compared to 2018, or 12% on a reported basis and 14% excluding the foreign currency impact. The increase in SG&A expense was primarily due to: (i) higher commissions from increased sales bookings; (ii) more payroll and related benefits costs, which were driven mostly by increased headcount; and (iii) higher facilities and corporate costs. These items were partially offset by a reduction in SG&A expense from certain businesses that were divested during 2018 and a reduction in travel and entertainment expenses during 2019. The overall headcount growth included quota-bearing sales associate increases in Global Technology Sales and Global Business Sales to 3,267 and 869, respectively, at December 31, 2019. On a combined basis, the total number of quota-bearing sales associates increased by 6% when compared to December 31, 2018. SG&A expense as a percent of revenues was 50% and 47% during 2019 and 2018, respectively. SG&A expense increased at a faster pace than our revenue in 2019 as we grew sales capacity and the enabling infrastructure during the year to promote future revenue growth.

Depreciation increased by 20% during 2019 compared to 2018. This increase was due to additional investments, including new leasehold improvements as additional office space went into service and capitalized software.

Amortization of intangibles decreased by 31% during 2019 compared to 2018 due to certain businesses that were divested during 2018, including the related intangible assets, as well as certain intangible assets that became fully amortized in 2018 and 2019.

Acquisition and integration charges declined by $97.7 million during 2019 compared to 2018. This decrease was the result of the Company having completed two acquisitions in 2017, no acquisitions in 2018 and one minor acquisition in late 2019.

Operating income was $370.1 million and $259.7 million during 2019 and 2018, respectively. The increase in operating income reflects several factors, including (i) reduced amortization of intangibles and acquisition and integration charges and (ii) higher segment contributions, primarily in our Research and Conferences segments and, to a lesser extent, Consulting, which were partially offset by higher SG&A expense and Depreciation.

Interest expense, net declined by $24.4 million during 2019 compared to 2018. This decrease was primarily due to lower average outstanding borrowings during 2019 and nominally lower weighted average annual effective interest rates on the Company's total outstanding debt.

Gain from divested operations of $45.4 million in 2018 was due to sales of certain business units and other miscellaneous assets. Loss from divested operations of $2.1 million in 2019 was primarily due to adjustments of certain working capital balances related to the Company's 2018 divestitures. Note 2 — Acquisitions and Divestitures in the Notes to Consolidated Financial Statements provides additional information regarding the Company's 2018 divestitures.

Other income, net for the years presented herein included the net impact of foreign currency gains and losses from our hedging activities, as well as sales of certain state tax credits and the recognition of other tax incentives. During 2019, Other income, net also included a pretax gain of $9.1 million from the Company's sale a minority equity investment.

The provision for income taxes was $42.4 million and $58.7 million during 2019 and 2018, respectively, with an effective income tax rate of 15.4% in 2019 and 32.4% in 2018. The 2019 effective tax rate includes a significant benefit from the intercompany sale of certain intellectual property, while no such benefit occurred in 2018. Note 12 — Income Taxes in the Notes to Consolidated Financial Statements provides additional information regarding the Company's income taxes.

Net income was $233.3 million and $122.5 million during 2019 and 2018, respectively. Additionally, our diluted net income per share increased by $1.23 in 2019 compared to 2018. These year-over-year changes reflect: (i) increases in our 2019 operating income; (ii) lower interest expense; and (iii) a lower effective income tax rate in 2019 compared to 2018. Partially offsetting these items was a loss from divested operations during 2019 compared to a corresponding gain during 2018.

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

2018 Business Divestitures

During 2018, the Company divested all of the non-core businesses that comprised its Other segment and moved a small residual product from the Other segment into the Research business and, as a result, no operating activity has been recorded in the Other segment in 2019. The Other segment had $105.6 million of revenue during 2018, while gross contribution was $65.1 million. Note 2 — Acquisitions and Divestitures in the Notes to Consolidated Financial Statements provides additional information regarding the Company's 2018 divestitures.

Reportable Segments

The Company’s reportable segments are as follows:

•
Research provides trusted, objective insights and advice on the mission-critical priorities of leaders across all functional areas of an enterprise through reports, briefings, proprietary tools, access to our research experts, peer networking services and membership programs that enable our clients to drive organizational performance.

•
Conferences provides business professionals across an organization the opportunity to learn, share and network. From our Gartner Symposium/Xpo series, to industry-leading conferences focused on specific business roles and topics, to peer-driven sessions, our offerings enable attendees to experience the best of Gartner insight and advice live.

•
Consulting combines the power of Gartner market-leading research with custom analysis and on-the-ground support to help chief information officers and other senior executives driving technology-related strategic initiatives move confidently from insight to action.

The sections below present the results of the Company's three reportable business segments.

Research

	As Of And For The Year Ended December 31, 2019	As Of And For The Year Ended December 31, 2018	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$3,374,548	$3,105,764	$268,784	9%
Gross contribution (1)	$2,351,720	$2,144,097	$207,623	10%
Gross contribution margin	70%	69%	1 point	—
Business Measurements:
Global Technology Sales (2):
Contract value (1), (3)	$2,799,000	$2,492,000	$307,000	12%
Client retention	82%	83%	(1) point	—
Wallet retention	104%	105%	(1) point	—
Global Business Sales (2):
Contract value (1), (3)	$647,000	$594,000	$53,000	9%
Client retention	82%	82%	—	—
Wallet retention	101%	95%	6 points	—

(1)	Dollars in thousands.

(2)	Global Technology Sales includes sales to users and providers of technology. Global Business Sales includes sales to all other functional leaders.

(3)	Contract values are on a foreign exchange neutral basis. Contract values as of December 31, 2018 have been calculated using the same foreign currency rates as 2019.

Research revenues increased by $268.8 million during 2019 compared to 2018, or 9% on a reported basis and 10% excluding the foreign currency impact. The gross contribution margin was 70% in 2019 compared to 69% in 2018. The increase in revenues during 2019 was primarily due to the same factors driving the trend in our Research contract value, which are discussed below. The improvement in margin was primarily due to strong fourth quarter results in 2019 wherein program costs and travel and entertainment expenses grew at a slower pace than the corresponding quarterly revenue.

Total contract value increased to $3.4 billion at December 31, 2019, or 12% compared to December 31, 2018 on a foreign exchange neutral basis. Total contract value at December 31, 2019 increased by double-digits across more than half of the Company’s client sizes and half of its industry segments when compared to December 31, 2018. Global Technology Sales ("GTS") contract value increased by 12% at December 31, 2019 when compared to December 31, 2018. The increase in GTS contract value was primarily due to additional sales headcount and productivity improvements. Global Business Sales ("GBS") contract value increased by 9% year-over-year (8% on a foreign exchange neutral basis after excluding the effects of the Company's 2019 acquisition of TOPO Research LLC), primarily driven by the combined effect of improved retention and new business, with a large portion of the new business coming from newly launched products.

GTS client retention was 82% and 83% as of December 31, 2019 and 2018, respectively, while wallet retention was 104% and 105%, respectively. GBS client retention was 82% as of both December 31, 2019 and 2018, while wallet retention was 101% and 95%, respectively. The increase in GBS wallet retention was largely due to increased spending by retained clients. The number of GTS client enterprises increased by 1% at December 31, 2019 when compared to December 31, 2018, while GBS client enterprises declined by 6%.

Conferences

	As Of And For The Year Ended December 31, 2019	As Of And For The Year Ended December 31, 2018	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$476,869	$410,461	$66,408	16%
Gross contribution (1)	$241,757	$207,260	$34,497	17%
Gross contribution margin	51%	50%	1 point	—
Business Measurements:
Number of destination conferences (2)	72	70	2	3%
Number of destination conferences attendees (2)	85,750	78,136	7,614	10%

(1)	Dollars in thousands.

(2)	Single day, local meetings are excluded.

Conferences revenues increased by $66.4 million during 2019 compared to 2018, or 16% on a reported basis and 18% excluding the foreign currency impact. Revenues from both attendees and exhibitors at our destination conferences, as well as revenues from our single day, local meetings, increased by double-digits during 2019 compared to 2018. We held 72 destination conferences in 2019 with a 10% increase in the number of attendees and a 15% increase in exhibitors when compared to 2018, while the average revenue per attendee and exhibitor both increased by 3%. The segment gross contribution margin was 51% and 50% in 2019 and 2018, respectively. The higher gross contribution margin during 2019 was primarily due to improvements in our average revenue per attendee and exhibitor, improved margins from our single day, local meetings and our continuing efforts to efficiently manage our conference-related expenses. Partially offsetting these items were higher costs associated with increased headcount.

Consulting

	As Of And For The Year Ended December 31, 2019	As Of And For The Year Ended December 31, 2018	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$393,904	$353,667	$40,237	11%
Gross contribution (1)	$118,450	$102,541	$15,909	16%
Gross contribution margin	30%	29%	1 point	—
Business Measurements:
Backlog (1), (2)	$115,700	$108,400	$7,300	7%
Billable headcount	784	718	66	9%
Consultant utilization	62%	63%	(1) point	—
Average annualized revenue per billable headcount (1)	$373	$375	$(2)	(1)%

(1)	Dollars in thousands.

(2)	Backlog is on a foreign exchange neutral basis. Backlog as of December 31, 2018 has been calculated using the same foreign currency rates as 2019.

Consulting revenues increased 11% during 2019 compared to 2018 on a reported basis and 14% excluding the foreign currency impact, with revenue improvements in labor-based core consulting and contract optimization of 7% and 31%, respectively, on a reported basis. Contract optimization revenue may vary significantly and, as such, 2019 revenues may not be indicative of future results. The segment gross contribution margin was 30% and 29% in 2019 and 2018, respectively. The higher gross contribution margin during 2019 was primarily due to the increase in contract optimization revenue, which has a higher contribution margin than our labor-based core consulting, billing rate increases, improvements in our labor-based consulting margins and benefits derived from certain cost-reduction initiatives, partially offset by increased personnel costs and commissions.

Backlog increased by $7.3 million, or 7%, from December 31, 2018 to December 31, 2019. The $115.7 million of backlog at December 31, 2019 represented approximately four months of backlog, which is in line with the Company's operational target.

LIQUIDITY AND CAPITAL RESOURCES

We finance our operations through cash generated from our operating activities and borrowings. Note 6 — Debt in the Notes to Consolidated Financial Statements provides additional information regarding the Company's outstanding debt obligations. At December 31, 2019, we had $280.8 million of cash and cash equivalents and approximately $1.0 billion of available borrowing capacity on the revolving credit facility under our 2016 Credit Agreement. We believe that the Company has adequate liquidity to meet its currently anticipated needs.

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

Our cash and cash equivalents are held in numerous locations throughout the world with 92% held overseas at December 31, 2019. The Company intends to reinvest substantially all of its accumulated undistributed foreign earnings, except in instances where repatriation would result in minimal additional tax. As a result of the U.S. Tax Cuts and Jobs Act of 2017, we believe that the income tax impact if such earnings were repatriated would be minimal.

The table below summarizes the changes in the Company's cash balances for the years indicated (in thousands).

	Year Ended December 31,		Increase (Decrease)
	2019	2018
Cash provided by operating activities	$565,436	$471,158	$94,278
Cash (used in) provided by investing activities	(160,885)	384,051	(544,936)
Cash used in financing activities	(285,992)	(1,257,115)	971,123
Net increase (decrease) in cash and cash equivalents and restricted cash	118,559	(401,906)	520,465
Effects of exchange rates	3,614	(6,489)	10,103
Beginning cash and cash equivalents and restricted cash	158,663	567,058	(408,395)
Ending cash and cash equivalents and restricted cash	$280,836	$158,663	$122,173

Operating

Cash provided by operating activities was $565.4 million and $471.2 million in 2019 and 2018, respectively. This year-over-year increase was primarily due to (i) greater profitability in 2019, including lower cash payments for both acquisition-related costs and interest on our borrowings, and (ii) improved collections of our fees receivable during 2019. Partially offsetting these items were higher payments for income taxes, net of refunds received, during 2019.

Investing

Cash used in investing activities was $160.9 million in 2019 compared to cash provided by investing activities of $384.1 million in 2018. The cash used in 2019 was primarily for capital expenditures and the acquisition of TOPO Research LLC, partially offset by $14.1 million of cash proceeds from the sale of a minority equity investment. During 2018, $526.8 million of net cash was realized from business unit divestitures and other miscellaneous asset sales, partially offset by payments of $126.9 million for capital expenditures and $15.9 million for deferred consideration from a pre-2018 acquisition.

Financing

Cash used in financing activities was $286.0 million in 2019 compared to cash used of $1.3 billion in 2018. During 2019, the Company borrowed $5.0 million under a financial program offered by the State of Connecticut and repaid $109.6 million of other borrowings. We also used $199.0 million of cash during 2019 for share repurchases. During 2018, the Company paid $1.0 billion in debt principal repayments and $260.8 million for share repurchases.

OBLIGATIONS AND COMMITMENTS

Debt

As of December 31, 2019, the Company had $2.2 billion of principal amount of debt outstanding. Note 6 — Debt in the Notes to Consolidated Financial Statements provides additional information regarding the Company's outstanding debt obligations.

Off-Balance Sheet Arrangements

Through December 31, 2019, the Company has not entered into any material off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

Contractual Cash Commitments

The table below summarizes the Company's future contractual cash commitments as of December 31, 2019 (in thousands).

Commitment Description	Due In Less Than 1 Year	Due In 2-3 Years	Due In 4-5 Years	Due In More Than 5 Years	Total
Debt – principal and interest (1)	$237,948	$1,422,379	$100,141	$822,585	$2,583,053
Operating leases (2)	142,352	273,920	249,635	682,883	1,348,790
Deferred compensation arrangements (3)	10,116	14,725	8,784	45,931	79,556
Other (4)	30,836	34,606	12,712	35,834	113,988
Totals	$421,252	$1,745,630	$371,272	$1,587,233	$4,125,387

(1)
Principal repayments of the Company's debt obligations were classified in the above table based on the contractual repayment dates. Interest payments were based on the effective interest rates as of December 31, 2019, including the effects of the Company’s interest rate swap contracts. Note 6 — Debt in the Notes to Consolidated Financial Statements provides information regarding the Company's debt obligations and interest rate swap contracts.

(2)
The Company leases various facilities, automobiles, computer equipment and other assets under non-cancelable operating lease agreements expiring between 2020 and 2038. The total commitment excludes approximately $360.6 million of estimated future cash receipts from the Company's subleasing arrangements. Note 1 — Business and Significant Accounting Policies and Note 7 — Leases in the Notes to Consolidated Financial Statements provide additional information regarding the Company's leases.

(3)
The Company has supplemental deferred compensation arrangements with certain of its employees. Amounts payable with known payment dates have been classified in the above table based on those scheduled payment dates. Amounts payable whose payment dates are unknown have been included in the Due In More Than 5 Years category because the Company cannot determine when the amounts will be paid. Note 15 — Employee Benefits in the Notes to Consolidated Financial Statements provides additional information regarding the Company's supplemental deferred compensation arrangements.

(4)
Other includes: (i) contractual commitments (a) to secure sites for our Conferences business and (b) for software, telecom and other services; (ii) amounts due for share repurchase transactions that occurred in late December 2019 but were settled in cash in January 2020; and (iii) projected cash contributions to the Company's defined benefit pension plans. Note 15 — Employee Benefits in the Notes to Consolidated Financial Statements provides additional information regarding the Company's defined benefit pension plans.

In addition to the contractual cash commitments included in the above table, the Company has other payables and liabilities that may be legally enforceable but are not considered contractual commitments. Information regarding the Company's payables and liabilities is included in Note 5 — Accounts Payable and Accrued and Other Liabilities in the Notes to Consolidated Financial Statements.

QUARTERLY FINANCIAL DATA

The tables below present our quarterly operating results for the two-year period ended December 31, 2019.

2019
(In thousands, except per share data)	First	Second	Third	Fourth
Revenues	$970,444	$1,070,882	$1,000,502	$1,203,493
Operating income	48,799	116,002	69,147	136,139
Net income (1)	20,795	103,406	41,388	67,701
Net income per share (1), (2):
Basic	$0.23	$1.15	$0.46	$0.76
Diluted	$0.23	$1.13	$0.46	$0.75

2018
(In thousands, except per share data)	First	Second	Third	Fourth
Revenues	$963,565	$1,001,336	$921,674	$1,088,878
Operating income (loss)	(8,711)	86,096	52,724	129,606
Net income (loss)	(19,587)	46,270	11,753	84,020
Net income (loss) per share:
Basic	$(0.22)	$0.51	$0.13	$0.93
Diluted	$(0.22)	$0.50	$0.13	$0.92

(1)
In April 2019, we completed an intercompany sale of certain intellectual property and, as a result, the Company recorded a net tax benefit of approximately $38.1 million. The tax benefit increased our net income and each of our basic and diluted net income per share for the second quarter of 2019 by approximately $0.42 per share. Note 12 — Income Taxes in the Notes to Consolidated Financial Statements provides additional information regarding the tax impact of our intercompany sale of certain intellectual property.

(2)
The aggregate of the four quarters’ basic and diluted net income per share may not equal the reported full calendar year amounts due to the effects of share repurchases, dilutive equity compensation and rounding.

RECENTLY ISSUED ACCOUNTING STANDARDS

The FASB has issued accounting standards that had not yet become effective as of December 31, 2019 and may impact the Company’s consolidated financial statements or its disclosures in future periods. Note 1 — Business and Significant Accounting Policies in the Notes to Consolidated Financial Statements provides information regarding those accounting standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK

As of December 31, 2019, the Company had $2.2 billion in total debt principal outstanding. Note 6 — Debt in the Notes to Consolidated Financial Statements provides additional information regarding the Company's outstanding debt obligations.

Approximately $1.4 billion of the Company's total debt outstanding as of December 31, 2019 was based on a floating base rate of interest, which potentially exposes the Company to increases in interest rates. However, we reduce our overall exposure to interest rate increases through our interest rate swap contracts, which effectively convert the floating base interest rates on the borrowings to fixed rates. Thus, we are only exposed to base interest rate risk on floating rate borrowings in excess of any amounts that are not hedged. At December 31, 2019, the Company was effectively fully hedged against the base interest rate risk on its floating rate borrowings.

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

Translation risk arises as our foreign currency assets and liabilities are translated into U.S. dollars because the functional currencies of our foreign operations are generally denominated in the local currency. Adjustments resulting from the translation of these assets and liabilities are deferred and recorded as a component of stockholders’ equity. A measure of the potential impact of foreign currency translation can be determined through a sensitivity analysis of our cash and cash equivalents. At December 31, 2019, we had $280.8 million of cash and cash equivalents, with a substantial portion denominated in foreign currencies. If the exchange rates of the foreign currencies we hold all changed in comparison to the U.S. dollar by 10%, the amount of cash and cash equivalents we would have reported on December 31, 2019 could have increased or decreased by approximately $26.0 million. The translation of our foreign currency revenues and expenses historically has not had a material impact on our consolidated earnings because movements in and among the major currencies in which we operate tend to impact our revenues and expenses fairly equally. However, our earnings could be impacted during periods of significant exchange rate volatility, or when some or all of the major currencies in which we operate move in the same direction against the U.S. dollar.

Transaction risk arises when we enter into a transaction that is denominated in a currency that may differ from the local functional currency. As these transactions are translated into the local functional currency, a gain or loss may result, which is recorded in current period earnings. We typically enter into foreign currency forward exchange contracts to mitigate the effects of some of this foreign currency transaction risk. Our outstanding foreign currency forward exchange contracts as of December 31, 2019 had an immaterial net unrealized gain.

CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of short-term, highly liquid investments classified as cash equivalents, fees receivable, interest rate swap contracts and foreign currency forward exchange contracts. The majority of the Company’s cash and cash equivalents, interest rate swap contracts and foreign currency forward exchange contracts are with large investment grade commercial banks. Fees receivable balances deemed to be collectible from customers have limited concentration of credit risk due to our diverse customer base and geographic dispersion.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements for 2019, 2018 and 2017, together with the reports of KPMG LLP, our independent registered public accounting firm, are included herein in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Management conducted an evaluation, as of December 31, 2019, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed under the Exchange Act.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment was reviewed with the Audit Committee of the Board of Directors.

Based on its assessment of internal control over financial reporting, management has concluded that, as of December 31, 2019, Gartner’s internal control over financial reporting was effective. The effectiveness of management’s internal control over financial reporting as of December 31, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K in Part IV, Item 15.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required to be furnished pursuant to this item will be set forth under the captions “The Board of Directors," "Proposal One: Election of Directors,” “Executive Officers,” “Corporate Governance,” “Delinquent Section 16(a) Reports” (if necessary) and “Proxy and Voting Information — Available Information” in the Company’s Proxy Statement to be filed with the SEC no later than April 29, 2020. If the Proxy Statement is not filed with the SEC by April 29, 2020, such information will be included in an amendment to this Annual Report filed by April 29, 2020. See also Item 1. Business — Available Information.

ITEM 11. EXECUTIVE COMPENSATION.

The information required to be furnished pursuant to this item is incorporated by reference from the information set forth under the captions “Compensation Discussion & Analysis,” “Compensation Tables and Narrative Disclosures,” “The Board of Directors - Compensation of Directors,” “The Board of Directors - Director Compensation Table,” “Corporate Governance - Risk Oversight - Risk Assessment of Compensation Policies and Practices,” and “Corporate Governance - Compensation Committee” in the Company’s Proxy Statement to be filed with the SEC no later than April 29, 2020. If the Proxy Statement is not filed with the SEC by April 29, 2020, such information will be included in an amendment to this Annual Report filed by April 29, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required to be furnished pursuant to this item will be set forth under the captions "Compensation Tables and Narrative Disclosures — Equity Compensation Plan Information" and “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement to be filed with the SEC by April 29, 2020. If the Proxy Statement is not filed with the SEC by April 29, 2020, such information will be included in an amendment to this Annual Report filed by April 29, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required to be furnished pursuant to this item will be set forth under the captions “Transactions With Related Persons” and “Corporate Governance — Director Independence” in the Company’s Proxy Statement to be filed with the SEC by April 29, 2020. If the Proxy Statement is not filed with the SEC by April 29, 2020, such information will be included in an amendment to this Annual Report filed by April 29, 2020.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required to be furnished pursuant to this item will be set forth under the caption “Proposal Three: Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement to be filed with the SEC no later than April 29, 2020. If the Proxy Statement is not filed with the SEC by April 29, 2020, such information will be included in an amendment to this Annual Report filed by April 29, 2020.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) 1. and 2. Financial Statements and Schedules

The reports of our independent registered public accounting firm and financial statements listed in the Index to Consolidated Financial Statements herein are filed as part of this report.

All financial statement schedules not listed in the Index have been omitted because the information required is not applicable or is shown in the consolidated financial statements or notes thereto.

3. Exhibits

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
2.1(1)	Agreement and Plan of Merger by and among the Company, Cobra Acquisition Corp. and CEB Inc., dated as of January 5, 2017.

3.1(2)	Restated Certificate of Incorporation of the Company.

3.2(3)	By-laws of Gartner, Inc. (January 30, 2020).

4.1(2)	Form of Certificate for Common Stock as of June 2, 2005.

4.2(4)	Credit Agreement, dated as of June 17, 2016, among the Company, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A. as administrative agent.

4.3(4)	Guarantee and Collateral Agreement, dated as of June 17, 2016, among the Company and certain of its subsidiaries, in favor of JPMorgan Chase Bank, N.A. as administrative agent.

4.4(5)
First Amendment to Credit Agreement, dated as of January 20, 2017, among the Company, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A. as administrative agent, filed as of January 24, 2017.

4.5(6)	Second Amendment, dated as of March 20, 2017, among the Company, each other Loan Party party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

4.6(7)	Incremental Amendment, dated as of April 5, 2017, among the Company, each other Loan Party party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

4.7(8)
Indenture (including form of Notes), dated as of March 30, 2017, among the Company, the guarantors named therein and U.S. Bank National Association, as trustee, relating to the $800,000,000 aggregate principal amount of 5.125% Senior Notes due 2025.

4.8*	Description of Gartner, Inc.'s Common Stock.

10.1(9)	Amended and Restated Lease dated April 16, 2010 between Soundview Farms and the Company for premises at 56 Top Gallant Road, 70 Gatehouse Road, and 88 Gatehouse Road, Stamford, Connecticut.

10.2(9)
First Amendment to Amended and Restated Lease dated April 16, 2010 between Soundview Farms and the Company for premises at 56 Top Gallant Road, 70 Gatehouse Road, and 88 Gatehouse Road, Stamford, Connecticut.

10.3(10)+	2011 Employee Stock Purchase Plan.

10.4(11)+	2003 Long-Term Incentive Plan, as amended and restated effective June 4, 2009.

10.5(12)+	Gartner, Inc. Long-Term Incentive Plan, as amended and restated effective January 31, 2019.

10.6(12)+	Amended and Restated Employment Agreement between Eugene A. Hall and the Company dated as of February 14, 2019.

10.7(13)+	Company Deferred Compensation Plan, effective January 1, 2009.

10.8(14)+	Form of 2017 Stock Appreciation Right Agreement for executive officers.

10.9(14)+	Form of 2017 Performance Stock Unit Agreement for executive officers.

10.10(15)+	Form of 2017 Restricted Stock Unit Agreement for certain officers.

10.11(16)+	Form of 2018 Stock Appreciation Right Agreement for executive officers.

10.12(16)+	Form of 2018 Performance Stock Unit Agreement for executive officers.

10.13(12)+	Form of 2019 Stock Appreciation Right Agreement for executive officers.

10.14(12)+	Form of 2019 Performance Stock Unit Agreement for executive officers.

10.15+*	Form of 2020 Stock Appreciation Right Agreement for executive officers.

10.16+*	Form of 2020 Performance Stock Unit Agreement for executive officers.

10.17(17)+	Form of Restricted Stock Unit Agreement for non-employee directors.

10.18+*	Enhanced Executive Rewards Policy.

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (see Signature Page).

31.1*	Certification of chief executive officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of chief financial officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification under Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

104*	Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101).

*	Filed with this document.
+	Management compensation plan or arrangement.
(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 5, 2017.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 6, 2005.
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 5, 2020.
(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 4, 2016.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 24, 2017.
(6)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 21, 2017.
(7)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 6, 2017.
(8)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 30, 2017.
(9)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 9, 2010.
(10)	Incorporated by reference from the Company’s Proxy Statement (Schedule 14A) filed on April 18, 2011.
(11)	Incorporated by reference from the Company’s Proxy Statement (Schedule 14A) filed on April 21, 2009
(12)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on February 22, 2019.
(13)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on February 20, 2009.
(14)	Incorporated by reference from the Company’s Current Report on Form 8-K dated on February 7, 2017.
(15)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on November 2, 2017.
(16)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on May 8, 2018.
(17)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 1, 2018.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Gartner, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 19, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of ASU No. 2016-02, Leases.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of unrecognized tax benefits

As discussed in Notes 1 and 12 to the consolidated financial statements, the Company has recorded gross unrecognized tax benefits of $102.8 million as of December 31, 2019. The Company recognizes tax positions when it believes there is more than a 50 percent likelihood of such positions being sustained based on the technical merits of the position. Recognized tax positions are measured at the largest amount of benefit greater than 50 percent likely of being realized. The Company uses estimates and assumptions in determining the amount of unrecognized tax benefits associated with uncertain tax positions.

We identified the assessment of unrecognized tax benefits relating to transfer pricing and certain other intercompany transactions as a critical audit matter. Complex auditor judgment was required in evaluating the Company’s interpretation of tax law and its determination of the recognition and measurement of the tax benefits that are recognized. This included judgments about re-measuring liabilities for positions taken in prior years’ tax returns, in light of new information.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s unrecognized tax benefits process, including controls over assessing the tax implications of transfer pricing and certain other intercompany transactions. We involved tax and transfer pricing professionals with specialized skills and knowledge, who assisted in:

•	Evaluating the Company’s interpretation of tax laws and income tax consequences of intercompany transactions, including internal restructurings and intra-entity transfers of assets;

•	Assessing intercompany agreements and related transfer pricing studies for compliance with relevant tax laws and regulations;

•	Performing an independent assessment of the Company’s tax positions and determination of unrecognized tax benefits and comparing the results to the Company’s assessment; and

•	Inspecting settlement documents with applicable taxing authorities.

In addition, we assessed the Company’s ability to estimate its unrecognized tax benefits by comparing historical unrecognized tax benefits to actual results upon conclusion of tax audits by applicable taxing authorities.

/s/ KPMG LLP

We have served as the Company’s auditor since 1996.

New York, New York
February 19, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Gartner, Inc.:
Opinion on Internal Control Over Financial Reporting

We have audited Gartner, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 19, 2020 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

New York, New York
February 19, 2020

GARTNER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$280,836	$156,368
Fees receivable, net of allowances of $8,000 and $7,700, respectively	1,326,012	1,255,118
Deferred commissions	265,867	235,016
Prepaid expenses and other current assets	146,026	165,237
Total current assets	2,018,741	1,811,739
Property, equipment and leasehold improvements, net	344,579	267,665
Operating lease right-of-use assets	702,916	—
Goodwill	2,937,726	2,923,136
Intangible assets, net	925,087	1,042,565
Other assets	222,245	156,369
Total Assets	$7,151,294	$6,201,474
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$788,796	$710,113
Deferred revenues	1,928,020	1,745,244
Current portion of long-term debt	139,718	165,578
Total current liabilities	2,856,534	2,620,935
Long-term debt, net of deferred financing fees	2,043,888	2,116,109
Operating lease liabilities	832,533	—
Other liabilities	479,746	613,673
Total Liabilities	6,212,701	5,350,717
Stockholders’ Equity:
Preferred stock:
$0.01 par value, authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock:
$0.0005 par value, 250,000,000 shares authorized; 163,602,067 shares issued for both periods	82	82
Additional paid-in capital	1,899,273	1,823,710
Accumulated other comprehensive loss, net	(77,938)	(39,867)
Accumulated earnings	1,988,722	1,755,432
Treasury stock, at cost, 74,444,288 and 73,899,977 common shares, respectively	(2,871,546)	(2,688,600)
Total Stockholders’ Equity	938,593	850,757
Total Liabilities and Stockholders’ Equity	$7,151,294	$6,201,474

See Notes to Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Research	$3,374,548	$3,105,764	$2,471,280
Conferences	476,869	410,461	337,903
Consulting	393,904	353,667	327,661
Other	—	105,562	174,650
Total revenues	4,245,321	3,975,454	3,311,494
Costs and expenses:
Cost of services and product development	1,550,568	1,468,800	1,320,198
Selling, general and administrative	2,103,424	1,884,141	1,599,004
Depreciation	82,066	68,592	63,897
Amortization of intangibles	129,713	187,009	176,274
Acquisition and integration charges	9,463	107,197	158,450
Total costs and expenses	3,875,234	3,715,739	3,317,823
Operating income (loss)	370,087	259,715	(6,329)
Interest income	3,026	2,566	3,011
Interest expense	(102,831)	(126,774)	(127,947)
(Loss) gain from divested operations	(2,075)	45,447	—
Other income, net	7,532	167	3,448
Income (loss) before income taxes	275,739	181,121	(127,817)
Provision (benefit) for income taxes	42,449	58,665	(131,096)
Net income	$233,290	$122,456	$3,279

Net income per share:
Basic	$2.60	$1.35	$0.04
Diluted	$2.56	$1.33	$0.04
Weighted average shares outstanding:
Basic	89,817	90,827	88,466
Diluted	90,971	92,122	89,790

See Notes to Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)

	Year Ended December 31,
	2019	2018	2017
Net income	$233,290	$122,456	$3,279
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	4,169	(31,245)	47,363
Interest rate swaps - net change in deferred gain or loss	(39,394)	(10,844)	3,892
Pension plans - net change in deferred actuarial loss	(2,846)	123	(64)
Other comprehensive (loss) income, net of tax	(38,071)	(41,966)	51,191
Comprehensive income	$195,219	$80,490	$54,470

See Notes to Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income, Net	Accumulated Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2016	$78	$863,127	$(49,683)	$1,644,005	$(2,396,649)	$60,878
Net income	—	—	—	3,279	—	3,279
Other comprehensive income	—	—	51,191	—	—	51,191
Issuances under stock plans and for an acquisition	4	819,313	—	—	11,129	830,446
Common share repurchases	—	—	—	—	(41,272)	(41,272)
Stock-based compensation expense	—	78,943	—	—	—	78,943
Balance at December 31, 2017	82	1,761,383	1,508	1,647,284	(2,426,792)	983,465
Adoption of ASU No. 2018-02	—	—	591	(591)	—	—
Adoption of ASU No. 2016-16	—	—	—	(13,717)	—	(13,717)
Net income	—	—	—	122,456	—	122,456
Other comprehensive loss	—	—	(41,966)	—	—	(41,966)
Issuances under stock plans	—	(3,845)	—	—	14,026	10,181
Common share repurchases	—	—	—	—	(275,834)	(275,834)
Stock-based compensation expense	—	66,172	—	—	—	66,172
Balance at December 31, 2018	82	1,823,710	(39,867)	1,755,432	(2,688,600)	850,757
Net income	—	—	—	233,290	—	233,290
Other comprehensive loss	—	—	(38,071)	—	—	(38,071)
Issuances under stock plans	—	6,555	—	—	11,094	17,649
Common share repurchases	—	—	—	—	(194,040)	(194,040)
Stock-based compensation expense	—	69,008	—	—	—	69,008
Balance at December 31, 2019	$82	$1,899,273	$(77,938)	$1,988,722	$(2,871,546)	$938,593

See Notes to Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended December 31,
	2019	2018	2017
Operating activities:
Net income	$233,290	$122,456	$3,279
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	211,779	255,601	240,171
Stock-based compensation expense	69,008	66,172	78,943
Deferred taxes	(55,787)	1,524	(217,414)
Loss (gain) from divested operations	2,075	(45,447)	—
Gain on sale of an equity security	(9,120)	—	—
Reduction in the carrying amount of operating lease right-of-use assets	86,466	—	—
Amortization and write-off of deferred financing fees	6,497	13,815	15,062
Changes in assets and liabilities, net of acquisitions and divestitures:
Fees receivable, net	(66,729)	(115,003)	(368,516)
Deferred commissions	(30,315)	(31,247)	(61,393)
Prepaid expenses and other current assets	18,985	(50,551)	13,251
Other assets	(27,303)	11,456	(18,529)
Deferred revenues	181,203	187,147	382,852
Accounts payable and accrued and other liabilities	(54,613)	55,235	186,811
Cash provided by operating activities	565,436	471,158	254,517
Investing activities:
Additions to property, equipment and leasehold improvements	(149,016)	(126,873)	(110,765)
Acquisitions - cash paid (net of cash acquired)	(25,989)	(15,855)	(2,641,780)
Divestitures - cash received (net of cash transferred)	—	526,779	—
Proceeds from the sale of an equity security	14,120	—	—
Cash (used in) provided by investing activities	(160,885)	384,051	(2,752,545)
Financing activities:
Proceeds from employee stock purchase plan	17,629	14,689	11,711
Proceeds from borrowings	5,000	—	3,025,000
Payments for deferred financing fees	—	—	(51,171)
Payments on borrowings	(109,579)	(1,010,972)	(404,438)
Purchases of treasury stock	(199,042)	(260,832)	(41,272)
Cash (used in) provided by financing activities	(285,992)	(1,257,115)	2,539,830
Net increase (decrease) in cash and cash equivalents and restricted cash	118,559	(401,906)	41,802
Effects of exchange rates on cash and cash equivalents and restricted cash	3,614	(6,489)	25,902
Cash and cash equivalents and restricted cash, beginning of year	158,663	567,058	499,354
Cash and cash equivalents and restricted cash, end of year	$280,836	$158,663	$567,058

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$102,298	$117,500	$98,500
Income taxes, net of refunds received	$119,156	$95,800	$76,100

See Notes to Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 — BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Business. Gartner, Inc. (NYSE: IT) is the world’s leading research and advisory company and a member of the S&P 500. We equip business leaders with indispensable insights, advice and tools to achieve their mission-critical priorities today and build the successful organizations of tomorrow. We believe our unmatched combination of expert-led, practitioner-sourced and data-driven research steers clients toward the right decisions on the issues that matter most. We are a trusted advisor and an objective resource for more than 15,000 enterprises in more than 100 countries — across all major functions, in every industry and enterprise size.

Segments. Gartner delivers its products and services globally through three business segments: Research, Conferences and Consulting. Note 9 — Revenue and Related Matters and Note 16 — Segment Information describe the products and services offered by each of our segments and provide additional financial information for those segments.

During 2018, the Company divested all of the non-core businesses that comprised its Other segment and moved a small residual product from the Other segment into the Research business and, as a result, no operating activity has been recorded in the Other segment in 2019. Note 2 — Acquisitions and Divestitures provides additional information regarding the Company's 2018 divestitures.

Basis of presentation. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), as defined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), for financial information and with the applicable instructions of U.S. Securities and Exchange Commission (“SEC”) Regulation S-X.

The fiscal year of Gartner is the twelve-month period from January 1 through December 31. All references to 2019, 2018 and 2017 herein refer to the fiscal year unless otherwise indicated. When used in these notes, the terms “Gartner,” the “Company,” “we,” “us” or “our” refer to Gartner, Inc. and its consolidated subsidiaries.

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

Business acquisitions. The Company accounts for business acquisitions in accordance with the acquisition method of accounting as prescribed by FASB ASC Topic 805, Business Combinations. The acquisition method of accounting requires the Company to record the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with certain exceptions. Any excess of the consideration transferred over the estimated fair value of the net assets acquired, including identifiable intangible assets, is recorded as goodwill. Under the acquisition method, the operating results of acquired companies are included in the Company's consolidated financial statements beginning on the date of acquisition. The Company completed business acquisitions in both 2019 and 2017. Note 2 — Acquisitions and Divestitures provides additional information regarding those business acquisitions.
The determination of the fair values of intangible and other assets acquired in an acquisition requires management judgment and the consideration of a number of factors, including the historical financial performance of acquired businesses and their projected future performance, and estimates surrounding customer turnover, as well as assumptions regarding the level of competition and the costs necessary to reproduce certain assets. Establishing the useful lives of intangible assets also requires management judgment and the evaluation of a number of factors, including the expected use of an asset, historical client retention rates, consumer awareness and trade name history, as well as any contractual provisions that could limit or extend an asset's useful life.

Charges that are directly related to the Company's acquisitions are expensed as incurred and classified as Acquisition and integration charges in the Consolidated Statements of Operations. Note 2 — Acquisitions and Divestitures provides additional information regarding the Company's Acquisition and integration charges.

Revenue recognition. On January 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (as amended, "ASU No. 2014-09") using the modified retrospective method of adoption. Under that approach, the cumulative effect of applying the new accounting standard is recorded on the date of initial application, with no restatement of the comparative prior periods presented. Although the adoption of ASU No. 2014-09 did not have a material impact on the Company’s consolidated financial statements, implementation of the new accounting standard resulted in changes in our revenue recognition policies and enhanced footnote disclosures. Note 9 — Revenue and Related Matters (i) provides information regarding our adoption of ASU No. 2014-09 and its impact on the Company's consolidated financial statements and (ii) includes the new enhanced disclosures required by ASU No. 2014-09. Prior to January 1, 2018, the Company recognized revenue in accordance with then-existing U.S. GAAP and SEC Staff Accounting Bulletin No. 104, Revenue Recognition.

Allowance for losses. The Company maintains an allowance for losses that provides for estimated uncollectible fees receivable due to credit and other associated risks. The allowance for losses is classified as an offset to the gross amount of fees receivable. Provisions to the allowance for losses due to credit and other associated risks are recorded as bad debt expense.

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

Selling, general and administrative (“SG&A”). SG&A expense includes direct and indirect selling costs, general and administrative costs, facility costs and bad debt expense.

Commission expense. The Company records deferred commissions upon signing a customer contract and amortizes the deferred amount over a period that aligns with the transfer to the customer of the services to which the commissions relate. Note 9 — Revenue and Related Matters provides additional information regarding deferred commissions and the amortization of such costs.

Stock-based compensation expense. The Company accounts for stock-based compensation awards in accordance with FASB ASC Topics 505 and 718 and SEC Staff Accounting Bulletins No. 107 and No. 110. Stock-based compensation expense for equity awards is based on the fair value of the award on the date of grant. The Company recognizes stock-based compensation expense over the period that the related service is performed, which is generally the same as the vesting period of the underlying award. Forfeitures are recognized as they occur. Note 10 — Stock-Based Compensation provides additional information regarding the Company's stock-based compensation activity.

Other income, net. During 2019, the Company sold a minority equity investment for $14.1 million in cash and recognized a pretax gain of $9.1 million that was recorded in Other income, net in the Consolidated Statements of Operations.

Income taxes. The Company uses the asset and liability method of accounting for income taxes. We estimate our income taxes in each of the jurisdictions where we operate. This process involves estimating our current tax expense or benefit together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. When assessing the realizability of deferred tax assets, we consider if it is more likely than not that some or all of the deferred tax assets will not be realized. In making this assessment, we consider the availability of loss carryforwards, projected reversals of deferred tax liabilities, projected future taxable income, and ongoing prudent and feasible tax planning strategies. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained based on the technical merits of the position. Recognized tax positions are measured at the largest amount of benefit with greater than a 50% likelihood of being realized. The Company uses estimates in determining the amount of unrecognized tax benefits associated with uncertain tax positions. Significant judgment is required in evaluating tax law and measuring the benefits likely to be realized. Uncertain tax positions are periodically re-evaluated and adjusted as more information about their ultimate realization becomes available. Note 12 — Income Taxes provides additional information regarding the Company's income taxes.

On April 1, 2018, the Company early adopted ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU No. 2018-02"). ASU No. 2018-02 provides an entity with the option to reclassify to retained earnings the tax effects from items that have been stranded in accumulated other comprehensive income as a result of the U.S. Tax Cuts and Jobs Act of 2017 (the “Act”). Gartner elected to early adopt ASU No. 2018-02 as of the beginning of the second quarter of 2018, which resulted in a reclassification of $0.6 million of stranded tax amounts related to the Act from Accumulated other comprehensive (loss) income, net to Accumulated earnings. ASU No. 2018-02 had no impact on the Company's operating results in 2019 or 2018.

On January 1, 2018, the Company adopted ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory ("ASU No. 2016-16"). ASU No. 2016-16 accelerates the recognition of taxes on certain intra-entity transactions. U.S. GAAP previously required deferral of the income tax implications of an intercompany sale of assets until the assets were sold to a third party or recovered through use. Under ASU No. 2016-16, a seller’s tax effects and a buyer’s deferred taxes on asset transfers are immediately recognized upon a sale. Pursuant to the transition rules in ASU No. 2016-16, any taxes attributable to pre-2018 intra-entity transfers that were previously deferred should be accelerated and recorded to accumulated earnings on the date of adoption. As a result, certain of the Company's balance sheet income tax accounts pertaining to pre-2018 intra-entity transfers, which aggregated $13.7 million, were reversed against accumulated earnings on January 1, 2018. Additionally, in accordance with the new requirements of ASU No. 2016-16, the Company recorded income tax benefits of approximately (i) $38.1 million in 2019 from an intercompany sale of certain intellectual property and (ii) $6.8 million in 2018 related to intra-entity transfers upon the merger of certain foreign subsidiaries. In the future, there could be a material impact from ASU No. 2016-16, depending on the nature, size and tax consequences of intra-entity transfers, if any.

Cash and cash equivalents and restricted cash. Cash and cash equivalents includes cash and all highly liquid investments with original maturities of three months or less, which are considered to be cash equivalents. The carrying value of cash equivalents approximates fair value due to the short-term maturity of such instruments. Investments with maturities of more than three months are classified as marketable securities. Interest earned is recorded in Interest income in the Consolidated Statements of Operations.

U.S. GAAP requires that amounts generally described as restricted cash and restricted cash equivalents be presented with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on an entity's statement of cash flows. Below is a table presenting the beginning-of-period and end-of-period cash amounts from the Company's Consolidated Balance Sheets and the total cash amounts presented in the Consolidated Statements of Cash Flows (in thousands).

	December 31,
	2019	2018	2017	2016
Cash and cash equivalents	$280,836	$156,368	$538,908	$474,233
Restricted cash classified in (1), (2):
Prepaid expenses and other current assets	—	2,295	15,148	25,121
Other assets	—	—	3,002	—
Cash classified as held-for-sale (3)	—	—	10,000	—
Cash and cash equivalents and restricted cash per the Consolidated Statements of Cash Flows	$280,836	$158,663	$567,058	$499,354

(1)
Restricted cash consists of escrow accounts established in connection with certain of the Company's business acquisitions. Generally, such cash is restricted to use due to provisions contained in the underlying stock or asset purchase agreement. The Company will disburse the restricted cash to the sellers of the businesses upon satisfaction of any contingencies described in such agreements (e.g., potential indemnification claims, etc.).

(2)
Restricted cash is recorded in Prepaid expenses and other current assets and Other assets in the Company's consolidated balance sheets with the short-term or long-term classification dependent on the projected timing of disbursements to the sellers.

(3)
Represents cash classified as a held-for-sale asset for the CEB Talent Assessment business, which was divested in 2018. Note 2 — Acquisitions and Divestitures provides additional information regarding the Company's 2018 divestitures.

Leases. On January 1, 2019, the Company adopted ASU No. 2016-02, Leases. Prior to January 1, 2019, the Company recognized lease expense in accordance with then-existing U.S. GAAP under FASB ASC Topic 840, Leases. Information regarding the

Company's lease accounting, including our adoption of the new accounting standard, is provided below under the heading "Adoption of new accounting standards" and at Note 7 — Leases.

Property, equipment and leasehold improvements. Equipment, leasehold improvements and other fixed assets owned by the Company are recorded at cost less accumulated depreciation and amortization. Fixed assets, other than leasehold improvements, are depreciated using the straight-line method over the estimated useful life of the underlying asset. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the improvement or the remaining term of the related lease. Depreciation and amortization expense for fixed assets was $82.1 million, $68.6 million and $63.9 million in 2019, 2018 and 2017, respectively. Property, equipment and leasehold improvements, net are presented in the table below (in thousands).

	Useful Life	December 31,
Category	(Years)	2019	2018
Computer equipment and software	2-7	$256,451	$210,955
Furniture and equipment	3-8	104,370	85,002
Leasehold improvements	2-15	275,114	218,405
Total cost		635,935	514,362
Less — accumulated depreciation and amortization		(291,356)	(246,697)
Property, equipment and leasehold improvements, net		$344,579	$267,665

The Company incurs costs to develop internal-use software used in its operations. Certain of those costs that meet the criteria in FASB ASC Topic 350, Intangibles - Goodwill and Other are capitalized and amortized over future periods. Net capitalized internal-use software development costs were $55.7 million and $37.4 million at December 31, 2019 and 2018, respectively, and are included in Computer equipment and software in the table above. Amortization expense for capitalized internal-use software development costs, which is included with Depreciation in the Consolidated Statements of Operations, totaled $20.0 million, $13.2 million and $9.9 million in 2019, 2018 and 2017, respectively.

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

When performing our annual assessment of the recoverability of goodwill, we initially perform a qualitative analysis evaluating whether any events or circumstances occurred or exist that provide evidence that it is more likely than not that the fair value of any of our reporting units is less than the related carrying amount. If we do not believe that it is more likely than not that the fair value of any of our reporting units is less than the related carrying amount, then no quantitative impairment test is performed. However, if the results of our qualitative assessment indicate that it is more likely than not that the fair value of a reporting unit is less than its respective carrying amount, then we perform a two-step quantitative impairment test. Evaluating the recoverability of goodwill requires judgments and assumptions regarding future trends and events. As a result, both the precision and reliability of our estimates are subject to uncertainty.

Our most recent annual impairment test of goodwill was a qualitative analysis conducted during the quarter ended September 30, 2019 that indicated no impairment. Subsequent to completing our 2019 annual impairment test, no events or changes in circumstances were noted that required an interim goodwill impairment test. Note 3 — Goodwill and Intangible Assets provides additional information regarding the Company's goodwill.

Finite-lived intangible assets. The Company has finite-lived intangible assets that are amortized using the straight-line method over the expected useful life of the underlying asset. Note 3 — Goodwill and Intangible Assets provides additional information regarding the Company's finite-lived intangible assets.

Impairment of long-lived assets. The Company's long-lived assets primarily consist of intangible assets other than goodwill and property, equipment and leasehold improvements. The Company reviews its long-lived asset groups for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or an asset group may not be recoverable. Such evaluation may be based on a number of factors, including current and projected operating results and cash flows, and changes in management’s strategic direction as well as external economic and market factors. The Company evaluates the recoverability of assets and asset groups by determining whether their carrying values can be recovered through undiscounted future operating cash flows. If events or circumstances indicate that the carrying values might not be recoverable based on undiscounted future operating cash flows, an impairment loss may be recognized. The amount of impairment is measured based on the difference between the projected discounted future operating cash flows, using a discount rate reflecting the Company’s average cost of funds, and the carrying value of the asset or asset group. The Company did not record any impairment charges for long-lived assets or asset groups during the three-year period ended December 31, 2019.

Pension obligations. The Company has defined benefit pension plans at several of its international locations. Benefits earned and paid under those plans are generally based on years of service and level of employee compensation. The Company's defined benefit pension plans are accounted for in accordance with FASB ASC Topics 715 and 960. The Company determines the periodic pension expense and related liabilities for its defined benefit pension plans through actuarial assumptions and valuations. The service cost component of pension expense is recorded as SG&A expense and all other components of pension expense are recorded as Other income, net in the Consolidated Statements of Operations. Note 15 — Employee Benefits provides additional information regarding the Company's defined benefit pension plans.

Debt. The Company presents amounts borrowed in the Consolidated Balance Sheets, net of deferred financing fees. Interest accrued on amounts borrowed is recorded as Interest expense in the Consolidated Statements of Operations. Note 6 — Debt provides additional information regarding the Company's debt arrangements.

Foreign currency exposure. The functional currency of our foreign subsidiaries is typically the local currency. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates for the year. The resulting translation adjustments are recorded as foreign currency translation adjustments, a component of Accumulated other comprehensive (loss) income, net within Stockholders’ Equity on the Consolidated Balance Sheets.

Currency transaction gains or losses arising from transactions denominated in currencies other than the functional currency of a subsidiary are recognized in results of operations as part of Other income, net in the Consolidated Statements of Operations. The Company had net currency transaction gains (losses) of $(1.1) million, $9.2 million and $(5.5) million in 2019, 2018 and 2017, respectively. The Company enters into foreign currency forward exchange contracts to mitigate the effects of adverse fluctuations in foreign currency exchange rates on certain transactions. Those contracts generally have short durations and are recorded at fair value with both realized and unrealized gains and losses recorded in Other income, net. The net gain (loss) from foreign currency forward exchange contracts was $(2.5) million, $(10.4) million and $0.8 million in 2019, 2018 and 2017, respectively. Note 13 — Derivatives and Hedging provides additional information regarding the Company's foreign currency forward exchange contracts.

Fair value disclosures. The Company has a limited number of assets and liabilities that are adjusted to fair value at each balance sheet date. The Company's required fair value disclosures are provided at Note 14 — Fair Value Disclosures.

Concentrations of credit risk. Assets that may subject the Company to concentration of credit risk consist primarily of short-term, highly liquid investments classified as cash equivalents, fees receivable, contract assets, interest rate swaps and a pension reinsurance asset. The majority of the Company’s cash equivalent investments and its interest rate swap contracts are with investment grade commercial banks. Fees receivable and contract asset balances deemed to be collectible from customers have limited concentration of credit risk due to our diverse customer base and geographic dispersion. The Company’s pension reinsurance asset (see Note 15 — Employee Benefits) is maintained with a large international insurance company that was rated investment grade as of December 31, 2019 and 2018.

Stock repurchase programs. The Company records the cost to repurchase shares of its own common stock as treasury stock. Shares repurchased by the Company are added to treasury shares and are not retired. Note 8 — Stockholders' Equity provides additional information regarding the Company's common stock repurchase activity.

Adoption of new accounting standards. The Company adopted the accounting standards described below during 2019.

Targeted Improvements to Accounting for Hedging Activities — On January 1, 2019, the Company adopted ASU No. 2017-12, Derivatives and Hedging ("ASU No. 2017-12"). ASU No. 2017-12 is intended to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition to that main objective, the standard makes certain targeted improvements to simplify the application of the hedge accounting guidance in current U.S. GAAP. The adoption of the standard had no impact on the Company's consolidated financial statements.

Leases — On January 1, 2019, the Company adopted ASU No. 2016-02, Leases (as amended, "ASU No. 2016-02" or the “new lease standard”) using a modified retrospective approach. ASU No. 2016-02 significantly changes the accounting for leases because a right-of-use model is now used whereby a lessee must record a right-of-use asset and a related lease liability on its balance sheet for most of its leases. Under ASU No. 2016-02, leases are classified as either operating or finance arrangements, with such classification affecting the pattern of expense recognition in an entity's income statement. For operating leases, ASU No. 2016-02 requires recognition in an entity’s income statement of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis.

The adoption of the new lease standard had a material impact on the Company's Consolidated Balance Sheet as of December 31, 2019, while the Consolidated Statement of Operations and the cash provided by operating activities in the Consolidated Statement of Cash Flows in 2019 were not materially impacted. Prior to January 1, 2019, the Company recognized lease expense in accordance with then-existing U.S. GAAP under FASB ASC Topic 840, Leases (“ASC Topic 840”). Although there were significant changes to the Company’s leasing policies and procedures effective January 1, 2019 with the adoption of ASU No. 2016-02, the lease expense recognition patterns under ASU No. 2016-02 in 2019 and ASC Topic 840 in 2018 and 2017 were substantively the same. As required by the new lease standard, the Company's disclosures regarding its leasing activities have been significantly expanded to enable users of our consolidated financial statements to assess the amount, timing and uncertainty of cash flows related to leases. Information regarding our adoption of ASU No. 2016-02 and its impact on the Company's consolidated financial statements and related disclosures is provided at Note 7 — Leases.

Accounting standards issued but not yet adopted. The FASB has issued accounting standards that had not yet become effective as of December 31, 2019 and may impact the Company’s consolidated financial statements or related disclosures in future periods. Those standards and their potential impact are discussed below.

Accounting standards effective in 2020

Implementation Costs in a Cloud Computing Arrangement — In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU No. 2018-15"). ASU No. 2018-15 aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Costs that are capitalized under ASU No. 2018-15 will be expensed over the term of the cloud computing arrangement. Gartner adopted ASU No. 2018-15 on January 1, 2020 on a prospective basis. We have concluded that the adoption of ASU No. 2018-15 will not have a material impact on the Company's consolidated financial statements; however, the new standard will change the classification of certain items on the Company's consolidated balance sheets, statements of operations and statements of cash flows in future periods.

Defined Benefit Plan Disclosures — In August 2018, the FASB issued ASU No. 2018-14, Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans ("ASU No. 2018-14"). ASU No. 2018-14, which is part of the FASB's broader disclosure framework project, modifies and supplements the current U.S. GAAP annual disclosure requirements for employers that sponsor defined benefit pension plans. ASU No. 2018-14 is effective for Gartner in 2020. ASU No. 2018-14 must be adopted on a retroactive basis and applied to each comparative period presented in an entity's financial statements. The adoption of ASU No. 2018-14 is currently not expected to have a material impact on the Company's financial statement disclosures.

Fair Value Measurement Disclosures — In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement ("ASU No. 2018-13"). ASU No. 2018-13, which is part of the FASB's broader disclosure framework project, modifies and supplements the current U.S. GAAP disclosure requirements pertaining to fair value measurements, with an emphasis on Level 3 disclosures of the valuation hierarchy. Gartner adopted ASU No. 2018-13 on January 1, 2020. We have concluded that the adoption of ASU No. 2018-13 will not have a material impact on the Company's consolidated financial statements.

Goodwill Impairment — In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other - Simplifying the Test for Goodwill Impairment ("ASU No. 2017-04"). ASU No. 2017-04 simplifies the determination of the amount of goodwill to be potentially charged off by eliminating Step 2 of the goodwill impairment test under current U.S. GAAP. Gartner adopted ASU No. 2017-04 on January 1, 2020. We have concluded that the adoption of ASU No. 2017-04 will not have a material impact on the Company's consolidated financial statements.

Financial Instrument Credit Losses — In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses ("ASU No. 2016-13"). ASU No. 2016-13 amends the current financial instrument impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. Gartner adopted ASU No. 2016-13 on January 1, 2020. We have concluded that the adoption of ASU No. 2016-13 will not have a material impact on the Company's consolidated financial statements; however, certain enhanced disclosures required by the standard will be provided in the Company's Form 10-Q filing for the quarterly period ending March 31, 2020.

Accounting standard effective in 2021

Simplifying the Accounting for Income Taxes — In December 2019, the FASB issued ASU No. 2019-12, Income Taxes—Simplifying the Accounting for Income Taxes ("ASU No. 2019-12"). ASU No. 2019-12 provides new guidance to simplify the accounting for income taxes in certain areas, changes the accounting for select income tax transactions and makes minor ASC improvements. ASU No. 2019-12 is effective for Gartner on January 1, 2021, including interim periods in the year of adoption. Early adoption is permitted. The method of adoption varies depending on the component of the new rule that is being adopted. We are currently evaluating the potential impact of ASU No. 2019-12 on our consolidated financial statements.

2 — ACQUISITIONS AND DIVESTITURES

Acquisitions

Year Ended December 31, 2019

On October 1, 2019, the Company acquired 100% of the outstanding membership interests of TOPO Research LLC ("TOPO"), a privately-held company based in Redwood City, California, for $25.0 million. TOPO is a subscription-based research and advisory business. The acquisition of TOPO expanded our market presence, product offerings and other business opportunities.

For cash flow reporting purposes, the Company paid $23.7 million in cash for TOPO after considering the cash acquired with the business and certain other purchase price adjustments at closing. In addition to the purchase price, the Company may also be required to pay up to $6.5 million in cash in the future based on the continuing employment of certain key employees. Such amount will be recognized as compensation expense over two years and will be reported in Acquisition and integration charges in the Consolidated Statements of Operations.

As of December 31, 2019, the allocation of the purchase price for the TOPO acquisition is preliminary with respect to certain tax matters and the finalization of working capital adjustments. The table below summarizes the preliminary purchase price allocation based on the fair value of the assets acquired and liabilities assumed (in thousands).

Assets:
Cash	$1,281
Fees receivable	1,402
Prepaid expenses and other assets	166
Goodwill (1)	19,293
Finite-lived intangible assets (2)	5,250
Total assets acquired	27,392
Total liabilities assumed (primarily deferred revenues)	2,417
Net assets acquired	$24,975

(1)	We believe that the recorded goodwill is supported by the anticipated synergies resulting from the acquisition. All of the recorded goodwill is expected to be deductible for tax purposes.

(2)
The acquired finite-lived intangible assets primarily consisted of customer relationships and content, which are being amortized over 6 years and 1.5 years, respectively. To determine the fair values of the acquired intangible assets, we primarily relied on income valuation methodologies, in particular, discounted cash flow models.

The operating results of the acquired TOPO business and the related goodwill are being reported as part of the Company's Research and Conferences segments. The operating results of TOPO have been included in the Company's consolidated financial statements since the date of acquisition; however, such operating results were not material to the Company's consolidated operating results and segment results. Had the Company acquired TOPO in prior periods, the impact on the Company's operating results would not have been material and, as a result, pro forma financial information for prior periods has not been presented herein.

During 2019, the Company also paid $2.3 million of restricted cash for deferred consideration from a 2017 acquisition.

Year Ended December 31, 2018

Although the Company did not complete any business acquisitions during 2018, it paid $15.9 million of restricted cash during that year for deferred consideration from a 2017 acquisition.

Year Ended December 31, 2017

CEB Inc. ("CEB")

On April 5, 2017, the Company acquired 100% of the outstanding capital stock of CEB for an aggregate purchase price of $3.5 billion. The consideration transferred by Gartner included approximately $2.7 billion in cash and Gartner common shares with a fair value of $818.7 million. CEB was a publicly-traded company headquartered in Arlington, Virginia with approximately 4,900 employees. CEB's primary business was to serve as a leading provider of subscription-based, best practice research and analysis focusing on human resources, sales, finance, IT and legal. CEB served executives and professionals at corporate and middle market institutions in over 70 countries.

L2, Inc. ("L2")

On March 9, 2017, the Company acquired 100% of the outstanding capital stock of L2, a privately-held company based in New York City with 150 employees, for an aggregate purchase price of $134.2 million. L2 is a subscription-based research business that benchmarks the digital performance of brands.

Total consideration transferred

The table below summarizes the aggregate consideration transferred for the Company's acquisitions during 2017 (in thousands).

Aggregate consideration (1):	CEB	L2	Total
Cash paid at close (2), (3)	$2,687,704	$134,199	$2,821,903
Additional cash paid (2)	12,465	—	12,465
Fair value of Gartner equity (4)	818,660	—	818,660
Total	$3,518,829	$134,199	$3,653,028

(1)	Includes the total consideration transferred for 100% of the outstanding capital stock of the acquired businesses.

(2)
The cash paid at close represents the gross contractual amount paid. The Company paid an additional $12.5 million in cash during the third quarter of 2017. Net of cash acquired and for cash flow reporting purposes, the Company paid a total of approximately $2.64 billion in cash for acquisitions in 2017.

(3)	The Company borrowed a total of approximately $2.8 billion in conjunction with the CEB acquisition (see Note 6 — Debt for additional information).

(4)
Consists of the fair value of (i) Gartner common stock issued and (ii) stock-based compensation replacement awards. As part of the consideration for the CEB acquisition, the Company issued approximately 7.4 million shares of its common stock at a fair value of $109.65 per common share. The fair value of the Company's common stock was determined based on an average of the high and low prices of the common stock as reported by the New York Stock Exchange on April 5, 2017, the date of the acquisition.

Allocation of Purchase Price

The table below summarizes the allocation of the aggregate purchase price for the CEB and L2 acquisitions to the fair value of the assets acquired and liabilities assumed (in thousands).

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

(1)
The Company believes that the goodwill resulting from the CEB and L2 acquisitions is supportable based on synergies that were anticipated prior to the respective closing dates. For CEB, among the factors contributing to the anticipated synergies were a broader market presence, expanded product offerings and market opportunities, and an acceleration of CEB's growth by leveraging Gartner's global infrastructure and best practices in sales productivity and other areas. None of the goodwill is deductible for tax purposes.

(2)
All of the acquired intangible assets were finite-lived. The determination of the fair values of such intangible assets required judgment and the consideration of a number of factors. In determining the fair values, management primarily relied on income valuation methodologies, in particular, discounted cash flow models. The discounted cash flow models required the use of certain estimates, including projected cash flows related to the asset being evaluated; the useful lives of the affected assets; the selection of royalty and discount rates used in the models; and certain published industry benchmark data. When establishing the estimated useful lives of the finite-lived intangible assets, the Company relied on both internally-generated data for similar assets as well as certain published industry benchmark data. We believe that the values assigned to the finite-lived intangible assets are both reasonable and supportable.

(3)
The Company's consolidated financial statements include the operating results of CEB beginning on April 5, 2017, the date of acquisition. CEB's operating results and the related goodwill have been reported as part of the Company's Research, Conferences and Other segments. Had the Company acquired CEB in prior periods, the impact on the Company's operating results would have been material. If the Company had acquired CEB on January 1, 2016, the pro forma consolidated financial results for 2017 would have approximated the amounts shown in the table below (in thousands, except per share data).

Pro forma total revenue	$3,726,470
Pro forma net income	150,167
Pro forma basic and diluted income per share	$1.66

The pro forma results have been prepared in accordance with U.S. GAAP and include the following pro forma adjustments:
(a) An increase in interest expense and amortization of debt issuance costs related to the financing of the CEB acquisition. Note 6 — Debt provides further information regarding the Company's borrowings related to the CEB acquisition.
(b) A change in revenue as a result of the required fair value adjustment to deferred revenue.
(c) An adjustment for additional depreciation and amortization expense as a result of the purchase price allocation for finite-lived intangible assets and property, equipment and leasehold improvements.

(4)
The Company's consolidated financial statements include the operating results of L2 beginning on March 9, 2017, the date of acquisition. L2's operating results and the related goodwill are being reported as part of the Company's Research segment. For 2017, L2's operating results were not material to the Company's consolidated operating results and segment results. Had the Company acquired L2 in prior periods, the impact on the Company's operating results would not have been material and, as a result, pro forma prior period financial information for L2 has not been presented herein.

Acquisition and Integration Charges

The Company recognized $9.5 million, $107.2 million and $158.5 million of Acquisition and integration charges during 2019, 2018 and 2017, respectively. Acquisition and integration charges reflect additional costs and expenses resulting from our acquisitions and include, among other items, professional fees, severance and stock-based compensation charges. During 2018 and 2017, the charges included $58.3 million and $13.1 million of exit costs for certain acquisition-related office space in Arlington, Virginia that the Company did not occupy. The Company recorded no exit costs for facilities during 2019.

The table below presents a summary of the activity related to our accrual for exit costs at all of our facilities during 2018 and 2017 (in thousands) (1).

	2018	2017
Liability balance at beginning of the year	$12,961	$—
Charges and adjustments, net (2)	69,790	13,087
Payments, net of $2,515 in sublease rent during 2018	(26,087)	(126)
Liability balance at end of the year (3)	$56,664	$12,961

(1)
With the adoption of ASU No. 2016-02 on January 1, 2019, the accrual for exit costs was reclassified to offset the Company's right-of-use assets and the present value of our remaining lease payments was recorded as an operating lease liability. Moreover, there were no new exit cost activities during 2019. Note 1 — Business and Significant Accounting Policies and Note 7 — Leases provide additional information regarding the Company's leases and the adoption of ASU No. 2016-02.

(2)	During 2018, the Company recognized $7.5 million of expense for changes in the original estimates of its exit cost obligations. The corresponding amount for 2017 was a benefit of $10.1 million.

(3)	Through December 31, 2018, in the aggregate, we had expensed $82.9 million and had net cash outlays of $26.2 million related to the exit cost activities at all of our facilities.

Divestitures

During 2018, the Company completed the divestitures of all three of the non-core businesses comprising its Other segment, each of which were acquired in the CEB acquisition. Revenue from those divested operations was approximately $97.3 million and $165.7 million in 2018 and 2017, respectively, while the gross contribution was $60.5 million and $86.5 million, respectively. The Company used the cash proceeds from these divestitures to pay down debt.

Additional information regarding the Other segment divestitures is provided below.

CEB Challenger training business

On August 31, 2018, the Company sold its CEB Challenger training business for $119.1 million and realized approximately $116.0 million in cash, which is net of working capital adjustments and certain closing costs. The Company recorded a pretax gain on the sale of approximately $8.3 million.

CEB Workforce Survey and Analytics business

On May 1, 2018, the Company sold its CEB Workforce Survey and Analytics business for $28.0 million and realized approximately $26.4 million in cash, which is net of certain closing costs. The Company recorded a pretax gain on the sale of approximately $8.8 million.

CEB Talent Assessment business

On April 3, 2018, the Company sold its CEB Talent Assessment business for $403.0 million and realized approximately $375.8 million in cash from the sale, which is net of cash transferred with the business and certain closing costs. The Company recorded a pretax gain of approximately $15.5 million on the sale.

Other asset sales

During 2018, the Company also received $8.6 million in cash proceeds as well as other consideration and recorded a net pretax gain of approximately $12.8 million from the sale of certain non-core assets originally acquired in the CEB transaction. These amounts include the sale of a small Research segment product called Metrics That Matter on October 31, 2018.

3 — GOODWILL AND INTANGIBLE ASSETS

Goodwill. The table below presents changes to the carrying amount of goodwill by segment during the two-year period ended December 31, 2019 (in thousands).

	Research	Conferences	Consulting	Other	Total
Balance at December 31, 2017 (1)	$2,619,677	$187,920	$97,798	$81,899	$2,987,294
Divestitures (2)	(2,500)	—	—	(90,078)	(92,578)
Foreign currency translation impact and other (3)	21,241	(266)	(734)	8,179	28,420
Balance at December 31, 2018	2,638,418	187,654	97,064	—	2,923,136
Additions due to an acquisition (4)	17,557	1,736	—	—	19,293
Foreign currency translation impact	(4,915)	251	(39)	—	(4,703)
Balance at December 31, 2019	$2,651,060	$189,641	$97,025	$—	$2,937,726

(1)	The Company does not have any accumulated goodwill impairment losses. The goodwill balance at December 31, 2017 excludes certain amounts related to held-for-sale operations.

(2)	Represents amounts related to divested businesses. See Note 2 — Acquisitions and Divestitures for additional information.

(3)	Includes the foreign currency translation impact and certain measurement period adjustments related to the acquisition of CEB. See Note 2 — Acquisitions and Divestitures for additional information.

(4)	The 2019 additions are due to the acquisition of TOPO. See Note 2 – Acquisitions and Divestitures for additional information.

Finite-lived intangible assets. Changes in finite-lived intangible assets during the two-year period ended December 31, 2019 are presented in the tables below (in thousands).

December 31, 2019	Customer Relationships	Software	Content	Other	Total
Gross cost at December 31, 2018	$1,131,656	$110,701	$98,842	$51,662	$1,392,861
Additions due to an acquisition (1)	3,600	—	1,200	450	5,250
Intangible assets fully amortized	—	—	(85,900)	(21,358)	(107,258)
Foreign currency translation impact	9,853	332	(2)	84	10,267
Gross cost	1,145,109	111,033	14,140	30,838	1,301,120
Accumulated amortization (2)	(283,369)	(61,564)	(11,225)	(19,875)	(376,033)
Balance at December 31, 2019	$861,740	$49,469	$2,915	$10,963	$925,087

December 31, 2018	Customer Relationships	Software	Content	Other	Total
Gross cost at December 31, 2017 (3)	$1,200,316	$123,424	$104,313	$54,929	$1,482,982
Intangible assets fully amortized	(303)	(11,715)	(669)	(3,311)	(15,998)
Divestitures (4)	(45,175)	(321)	(473)	(160)	(46,129)
Foreign currency translation impact and other (5)	(23,182)	(687)	(4,329)	204	(27,994)
Gross cost	1,131,656	110,701	98,842	51,662	1,392,861
Accumulated amortization (2)	(184,918)	(38,901)	(92,717)	(33,760)	(350,296)
Balance at December 31, 2018	$946,738	$71,800	$6,125	$17,902	$1,042,565

(1)	The 2019 additions are due to the acquisition of TOPO. See Note 2 – Acquisitions and Divestitures for additional information.

(2)
Finite-lived intangible assets are amortized using the straight-line method over the following periods: Customer relationships—4 to 13 years; Software—3 to 7 years; Content—1.5 to 4 years; and Other —2 to 11 years.

(3)	Excludes certain amounts related to held-for-sale operations.

(4)	Represents amounts related to divested businesses. See Note 2 — Acquisitions and Divestitures for additional information.

(5)	Includes the foreign currency translation impact and certain other adjustments.

Amortization expense related to finite-lived intangible assets was $129.7 million, $187.0 million and $176.3 million in 2019, 2018 and 2017, respectively. The estimated future amortization expense by year for finite-lived intangible assets is presented in the table below (in thousands).

2020	$126,081
2021	105,007
2022	95,194
2023	95,179
2024	89,863
2025 and thereafter	413,763
$925,087

4 — OTHER ASSETS

The Company's other assets are summarized in the table below (in thousands).

	December 31,
	2019	2018
Benefit plan-related assets	$84,600	$75,653
Non-current deferred tax assets	79,618	34,494
Other	58,027	46,222
Total other assets	$222,245	$156,369

5 — ACCOUNTS PAYABLE AND ACCRUED AND OTHER LIABILITIES

The Company's Accounts payable and accrued liabilities are summarized in the table below (in thousands).

	December 31,
	2019	2018
Accounts payable	$32,995	$37,508
Payroll and employee benefits payable	165,449	143,803
Severance and retention bonus payable	24,281	28,292
Bonus payable	192,100	170,719
Commissions payable	142,499	126,844
Taxes payable	7,878	19,725
Current portion of operating lease liabilities (1)	76,516	—
Other accrued liabilities	147,078	183,222
Total accounts payable and accrued liabilities	$788,796	$710,113

(1)
Note 1 — Business and Significant Accounting Policies and Note 7 — Leases provide additional information regarding the Company's leases and certain changes in lease accounting effective January 1, 2019.

The Company's Other liabilities are summarized in the table below (in thousands).

	December 31,
	2019	2018
Non-current deferred revenues	$24,409	$21,194
Long-term taxes payable	63,565	66,304
Benefit plan-related liabilities	108,615	96,033
Lease-related matters prior to the adoption of ASU No. 2016-02 (1)	—	165,374
Non-current deferred tax liabilities	189,814	214,687
Other, including fair value of interest rate swap contracts	93,343	50,081
Total other liabilities	$479,746	$613,673

(1)
With the adoption of ASU No. 2016-02 on January 1, 2019, the accrual for lease-related matters was reclassified to offset the Company's right-of-use assets and the present value of our remaining lease payments was recorded as an operating lease liability. Note 1 — Business and Significant Accounting Policies and Note 7 — Leases provide additional information regarding the Company's leases and the adoption of ASU No. 2016-02.

6 — DEBT

2016 Credit Agreement

The Company entered into a term loan and revolving credit facility on June 17, 2016 (the "2016 Credit Agreement"). As discussed below, the 2016 Credit Agreement was amended during 2017 in connection with the acquisition of CEB. The 2016 Credit Agreement, as amended, provided for a $1.5 billion Term loan A facility, a $500.0 million Term loan B facility and a $1.2 billion revolving credit facility. The 2016 Credit Agreement contains certain customary restrictive loan covenants, including, among others, financial covenants that apply a maximum leverage ratio and a minimum interest expense coverage ratio, and covenants limiting Gartner’s ability to incur indebtedness, grant liens, make acquisitions, merge, dispose of assets, pay dividends, repurchase stock, make investments and enter into certain transactions with affiliates. The Company was in full compliance with the covenants as of December 31, 2019.

During 2017, the Company borrowed approximately $2.8 billion for the CEB acquisition. The Company borrowed $1.675 billion under the 2016 Credit Agreement, which consisted of $900.0 million under an increased Term loan A facility, $500.0 million under a new Term loan B facility and $275.0 million on an existing revolving credit facility. The $1.675 billion drawn under the 2016 Credit Agreement, along with funds raised through the issuance of $800.0 million Senior Notes due 2025 and a $300.0 million 364-day Bridge Credit Facility, were used to fund the CEB acquisition and related costs. The funds borrowed under the 364-day Bridge Credit Facility were completely repaid during 2017 and the borrowings under the Term loan B facility were completely repaid during 2018.

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

The Term loan A facility is being repaid in 16 consecutive quarterly installments that commenced on June 30, 2017, plus a final payment to be made on March 20, 2022. The revolving credit facility may be borrowed, repaid and re-borrowed through March 20, 2022, at which time all then-outstanding amounts must be repaid. Amounts borrowed under the Term loan A facility and the revolving credit facility bear interest at a rate equal to, at the Company's option, either:

(i) the greatest of: (x) the Administrative Agent’s prime rate; (y) the rate calculated by the New York Federal Reserve Bank for federal funds transactions plus 1/2 of 1%; and (z) the eurodollar rate (adjusted for statutory reserves) plus 1%, in each case plus a margin equal to between 0.125% and 1.50%, depending on Gartner’s consolidated leverage ratio as of the end of the four consecutive fiscal quarters most recently ended; or

(ii) the eurodollar rate (adjusted for statutory reserves) plus a margin equal to between 1.125% and 2.50%, depending on Gartner’s consolidated leverage ratio as of the end of the four consecutive fiscal quarters most recently ended.

During 2018, the Company repaid the entire $496.3 million that was outstanding under the Term loan B facility. The Term loan B facility was scheduled to mature on April 5, 2024 and the amounts outstanding thereunder bore interest at a rate per annum equal to, at the option of Gartner, (i) adjusted LIBOR plus 2.00% or (ii) an alternate base rate plus 1.00%.

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

The Senior Notes are the Company’s general unsecured senior obligations, and are effectively subordinated to all of the Company’s existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness, structurally subordinated to all existing and future indebtedness and other liabilities of the Company’s non-guarantor subsidiaries, equal in right of payment to all of the Company’s and the Company’s guarantor subsidiaries’ existing and future senior indebtedness and senior in right of payment to all of the Company’s future subordinated indebtedness, if any.

Outstanding Borrowings

The table below summarizes the Company’s total outstanding borrowings as of the dates indicated (in thousands).

	December 31,
Description	2019	2018
2016 Credit Agreement - Term loan A facility (1)	$1,252,969	$1,355,062
2016 Credit Agreement - Revolving credit facility (1), (2)	148,000	155,000
Senior notes (3)	800,000	800,000
Other (4)	6,545	2,030
Principal amount outstanding (5), (6)	2,207,514	2,312,092
Less: deferred financing fees (7)	(23,908)	(30,405)
Net balance sheet carrying amount	$2,183,606	$2,281,687

(1)
The contractual annualized interest rate as of December 31, 2019 on the Term loan A facility and the revolving credit facility was 3.30%, which consisted of a floating eurodollar base rate of 1.80% plus a margin of 1.50%. However, the Company has interest rate swap contracts that effectively convert the floating eurodollar base rates on outstanding amounts to a fixed base rate.

(2)	The Company had approximately $1.0 billion of available borrowing capacity on the revolver (not including the expansion feature) as of December 31, 2019.

(3)	Consists of 800.0 million principal amount of Senior Notes outstanding. The Senior Notes bear interest at a fixed rate of 5.125% and mature on April 1, 2025.

(4)
Consists of two State of Connecticut economic development loans as of December 31, 2019. One of the loans originated in 2012, has a 10-year maturity and the outstanding balance of $1.5 million as of December 31, 2019 bears interest at a fixed rate of 3.00%. In connection with an expansion project at its Stamford, Connecticut headquarters, the Company borrowed $5.0 million during 2019 under a financial assistance program offered by the State of Connecticut. This second loan has a 10-year maturity and bears interest at a fixed rate of 1.75%. Principal and interest payments are deferred for the first seven years. The loan has a provision whereby some or all of the $5.0 million principal may be forgiven if the Company meets certain employment targets in the State of Connecticut during the first five years of the loan. Both of these loans may be repaid at any time by the Company without penalty.

(5)	The weighted average annual effective rate on the Company's outstanding debt for 2019, including the effects of its interest rate swaps discussed below, was 4.11%.

(6)
The contractual due dates of principal amounts by year for the Company's outstanding debt as of December 31, 2019 were as follows: $139.7 million in 2020; $37.6 million in 2021; $1.2 billion in 2022; $800.0 million in 2025 and $5.0 million thereafter.

(7)
Deferred financing fees are being amortized to Interest expense over the term of the related debt obligation. The Company wrote off approximately $6.9 million of deferred financing fees in 2018 related to the repayment of the Term loan B facility. During 2017, the Company paid $51.2 million for deferred financing fees and recorded a charge of approximately $6.1 million for the write-off of deferred financing fees related to a prior financing arrangement.

Interest Rate Swaps

As of December 31, 2019, the Company had four fixed-for-floating interest rate swap contracts with a total notional value of $1.4 billion that mature through 2025. The Company designates the swaps as accounting hedges of the forecasted interest payments on $1.4 billion of its variable-rate borrowings. The Company pays base fixed rates on these swaps ranging from 2.13% to 3.04% and in return receives a floating eurodollar base rate on 30-day notional borrowings.

The Company accounts for its interest rate swap contracts as cash flow hedges in accordance with FASB ASC Topic 815. Because the swaps hedge forecasted interest payments, changes in the fair values of the swaps are recorded in accumulated other comprehensive income (loss), a component of stockholders' equity, as long as the swaps continue to be highly effective hedges of the designated interest rate risk. Any ineffective portion of a change in the fair value of a hedge is recorded in earnings. All of the Company's interest rate swaps were considered highly effective hedges of the forecasted interest payments as of both December 31, 2019 and 2018. The interest rate swaps had net negative unrealized fair values (liabilities) of $64.8 million and $10.7 million as of December 31, 2019 and 2018, respectively. Such amounts were deferred and recorded in Accumulated other comprehensive loss, net of tax effect. See Note 14 — Fair Value Disclosures for the determination of the fair values of Company's interest rate swaps.

7 — LEASES

As discussed in Note 1 — Business and Significant Accounting Policies, the Company adopted ASU No. 2016-02 on January 1, 2019 using a modified retrospective approach. We elected to use an optional transition method available under ASU No. 2016-02 to record the required cumulative effect adjustments to the opening balance sheet in the period of adoption rather than in the earliest comparative period presented. As such, the Company's historical consolidated financial statements have not been restated.

Under ASC Topic 840, which was the U.S. GAAP lease accounting standard before ASU No. 2016-02, lease arrangements that met certain criteria were considered operating leases and were not recorded on an entity's balance sheet. Prior to January 1, 2019 and through December 31, 2019, all of the Company’s lease arrangements were accounted for as operating leases. The adoption of ASU No. 2016-02 on January 1, 2019 had a material impact on the Company’s consolidated balance sheet due to the recognition of right-of-use assets of $651.9 million and related lease liabilities of $851.3 million. The Company’s adoption of ASU No. 2016-02 resulted in a net increase of $638.7 million in each of Total Assets and Total Liabilities. The adoption of the new lease standard did not affect Stockholders’ Equity.

In connection with our adoption of ASU No. 2016-02, we elected to use certain practical expedients under the new lease standard and made other elections that impact the Company's lease accounting. We elected to use these practical expedients in connection with the adoption of ASU No. 2016-02 because, among other things, they simplified the adoption of the new lease standard, streamlined our internal processes and minimized the associated costs. The critical practical expedients and accounting policy elections used by the Company for all classes of leases accounted for under ASU No. 2016-02 were as follows:

•	Existing contracts were not reassessed to determine if they contained leases.

•	Existing leases were not reassessed to determine if their classification should be changed.

•	Initial direct costs for existing leases were not reassessed.

•
Lease components and nonlease components (e.g., common area maintenance charges, etc.) for each lease arrangement were accounted for as a single lease component for purposes of the recognition and measurement requirements of ASU No. 2016-02.

•
The incremental borrowing rate used for the purpose of measuring each of our lease liabilities was derived by reference to the related lease’s remaining minimum payments and remaining lease term on the date of adopting the new lease standard. We used incremental borrowing rates because we were unable to determine the implicit interest rates in our leases.

Leasing Activities

The Company’s leasing activities are primarily for facilities under cancelable and non-cancelable lease agreements expiring during 2020 and through 2038. These facilities support our executive and administrative activities, research and consulting, sales, systems support, operations, and other functions. The Company also has leases for office equipment and other assets, which are not significant. Certain of the Company's lease agreements include (i) renewal options to extend the lease term for up to ten years and/or (ii) options to terminate the agreement within one year. Additionally, certain of the Company’s lease agreements provide standard recurring escalations of lease payments for, among other things, increases in a lessor’s maintenance costs and taxes. Under some lease agreements, the Company may be entitled to allowances, free rent, lessor-financed tenant improvements and other incentives. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Prior to January 1, 2019, the Company recognized lease expense in accordance with ASC Topic 840. Because both ASU No. 2016-02 and ASC Topic 840 generally recognize operating lease expense on a straight-line basis over the term of the lease arrangement and the Company only has operating lease arrangements, the lease expense recognition patterns under the two accounting methodologies during 2019, 2018 and 2017 were substantively the same.

Except for lease arrangements pertaining to facilities, all other operating lease activity is not material. As such, operating leases for office equipment and other assets (collectively, the “Other Leases”) are: (i) not recognized and measured under the relevant provisions of ASU No. 2016-02; (ii) excluded from the right-of-use assets and related lease liabilities on the Consolidated Balance Sheet as of December 31, 2019; and (iii) excluded from the quantitative disclosures provided below, other than the disclosures under the heading "Lease Disclosures Under ASC Topic 840." The Other Leases are accounted for similar to the guidance for operating leases under ASC Topic 840, which generally recognizes lease expense on a straight-line basis over the term of the lease arrangement. As a result, the impact of excluding the Other Leases from the requirements of ASU No. 2016-02 is not significant.

The Company subleases certain office space that it does not intend to occupy. Such sublease arrangements expire during 2020 and through 2032 and primarily relate to facilities in Arlington, Virginia. Certain of the Company’s sublease agreements: (i) include renewal and termination options; (ii) provide for customary escalations of lease payments in the normal course of business; and (iii) grant the subtenant certain allowances, free rent, Gartner-financed tenant improvements and other incentives.

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

Certain of the Company’s facility lease agreements include options to extend or terminate the lease. When it is reasonably certain that the Company will exercise a renewal or termination option, the present value of the lease payments for the affected lease is adjusted accordingly. Leases with a term of twelve months or less are accounted for in the same manner as long-term lease arrangements, including any related disclosures. Lease expense for operating leases is generally recognized on a straight-line basis over the lease term, unless the related right-of-use asset was previously impaired.

All of our existing sublease arrangements have been classified as operating leases with sublease income recognized on a straight-line basis over the term of the sublease arrangement. To measure the Company’s periodic sublease income, we elected to use a practical expedient under ASU No. 2016-02 to aggregate nonlease components with the related lease components when (i) the timing and pattern of transfer for the nonlease components and the related lease components are the same and (ii) the lease components, if accounted for separately, would be classified as an operating lease. This practical expedient applies to all of our existing sublease arrangements.

When our projected lease cost for the term of a sublease exceeds our anticipated sublease income for that same period, we treat that circumstance as an indicator that the carrying amount of the related right-of-use asset may not be fully recoverable. In those situations, we perform an impairment analysis and, if indicated, we record a charge against earnings to reduce the right-of-use asset to the amount deemed to be recoverable in the future. There were no right-of-use asset impairments during 2019.

On the Consolidated Balance Sheet as of December 31, 2019, right-of-use assets are classified and reported in Operating lease right-of-use assets, and the related lease liabilities are included in Accounts payable and accrued liabilities (current) and Operating lease liabilities (long-term). On the Consolidated Statement of Cash Flows for 2019, the reduction in the carrying amount of right-of-use assets is presented separately and the change in operating lease liabilities is included under Accounts payable and accrued and other liabilities in the reconciliation of net income to cash provided by operating activities.

Lease Disclosures Under ASU No. 2016-02

All of the Company’s leasing and subleasing activity for 2019 is recognized in Selling, general and administrative expense in the Consolidated Statements of Operations. The table below presents the Company’s net lease cost and certain other information related to our leasing activities as of and for the year ended December 31, 2019 (dollars in thousands).

Description
Year Ended December 31, 2019:
Operating lease cost (1)	$144,727
Variable lease cost (2)	16,404
Sublease income	(38,901)
Total lease cost, net (3)	$122,230

Cash paid for amounts included in the measurement of operating lease liabilities	$135,799
Cash receipts from sublease arrangements	$34,441
Right-of-use assets obtained in exchange for new operating lease liabilities	$136,997

As of December 31, 2019:
Weighted average remaining lease term for operating leases (in years)	10.2
Weighted average discount rate for operating leases	6.7%

(1)	Included in operating lease cost was $43.2 million of costs for subleasing activities during 2019.

(2)	These amounts are primarily variable lease and nonlease costs that were not fixed at the lease commencement date or are dependent on something other than an index or a rate.

(3)	The Company did not capitalize any operating lease costs during 2019.

As of December 31, 2019, the (i) maturities of operating lease liabilities under non-cancelable arrangements and (ii) estimated future sublease cash receipts from non-cancelable arrangements were as follows (in thousands):

	Operating	Sublease
	Lease	Cash
Period ending December 31,	Payments	Receipts
2020	$134,579	$39,941
2021	134,707	44,382
2022	129,741	45,582
2023	126,435	46,520
2024	114,948	40,643
Thereafter	643,129	143,547
Total future minimum operating lease payments and estimated sublease cash receipts (1)	1,283,539	$360,615
Imputed interest	(374,490)
Total operating lease liabilities per the Consolidated Balance Sheet	$909,049

(1)	Approximately 82% of the operating lease payments pertain to properties in the United States.

The table below indicates where the discounted operating lease payments from the above table are classified in the Consolidated Balance Sheet as of December 31, 2019 (in thousands).

Description
Accounts payable and accrued liabilities	$76,516
Operating lease liabilities	832,533
Total operating lease liabilities per the Consolidated Balance Sheet	$909,049

As of December 31, 2019, the Company had additional operating leases for facilities that have not yet commenced. These operating leases, which aggregated $50.2 million of undiscounted lease payments, are scheduled to commence during 2020 and 2021 with lease terms of up to ten years.

Lease Disclosures Under ASC Topic 840

Based on the Company's selected method of adoption for ASU No. 2016-02, the disclosures presented below from ASC Topic 840 are required herein.

As of December 31, 2018, future minimum annual cash payments under non-cancelable operating lease agreements for facilities, office equipment and other assets, which expired in 2019 and through 2038, were as follows (in thousands):

Year ended or ending December 31,
2019	$130,991
2020	121,802
2021	118,945
2022	111,117
2023	106,113
Thereafter	689,360
Total minimum lease payments (1)	$1,278,328

(1) Excludes approximately $372.0 million of sublease income.

The Company's operating lease expense under ASC Topic 840 for its facilities, office equipment and other assets was $93.5 million and $87.9 million in 2018 and 2017, respectively. The cost of such operating leases, including any contractual rent increases, rent concessions and landlord incentives, was recognized ratably over the life of the related lease agreement.

8 — STOCKHOLDERS’ EQUITY

Common stock. Holders of Gartner’s common stock, par value $0.0005 per share, are entitled to one vote per share on all matters to be voted by stockholders. The Company does not currently pay cash dividends on its common stock. Also, our 2016 Credit Agreement contains a negative covenant that may limit our ability to pay dividends. The table below summarizes transactions relating to the Company's common stock for the three years ended December 31, 2019.

	Issued Shares	Treasury Stock Shares
Balance at December 31, 2016	156,234,415	73,583,172
Issued in connection with the acquisition of CEB (1)	7,367,652	—
Issuances under stock plans	—	(1,186,150)
Purchases for treasury (2)	—	382,183
Balance at December 31, 2017	163,602,067	72,779,205
Issuances under stock plans	—	(933,246)
Purchases for treasury (2), (3)	—	2,054,018
Balance at December 31, 2018	163,602,067	73,899,977
Issuances under stock plans	—	(825,115)
Purchases for treasury (2), (3)	—	1,369,426
Balance at December 31, 2019	163,602,067	74,444,288

(1)	Note 2 — Acquisitions and Divestitures provides additional information regarding the CEB acquisition.

(2)	The Company used a total of $199.0 million, $260.8 million and $41.3 million in cash for share repurchases during 2019, 2018 and 2017, respectively.

(3)
The number of shares repurchased in 2018 included shares repurchased in December 2018 that settled in January 2019. Additionally, the shares repurchased during 2019 included shares repurchased in December 2019 that settled in January 2020.

Share repurchase authorization. The Company has a $1.2 billion board authorization to repurchase its common stock, of which $0.7 billion remained available as of December 31, 2019. The Company may repurchase its common stock from time-to-time in amounts, at prices and in the manner that the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended), accelerated share repurchases, private transactions or other transactions and will be funded by cash on hand and borrowings.

Accumulated Other Comprehensive Income (Loss), net ("AOCI/L")

The tables below provide information about the changes in AOCI/L by component and the related amounts reclassified out of AOCI/L to income during the years indicated (net of tax, in thousands) (1).

Year Ended December 31, 2019

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance - December 31, 2018	$(7,770)	$(5,738)	$(26,359)	$(39,867)
Other comprehensive income (loss) activity during the year:
Change in AOCI/L before reclassifications to income	(36,949)	(3,011)	4,169	(35,791)
Reclassifications from AOCI/L to income (2), (3)	(2,445)	165	—	(2,280)
Other comprehensive income (loss) for the year	(39,394)	(2,846)	4,169	(38,071)
Balance - December 31, 2019	$(47,164)	$(8,584)	$(22,190)	$(77,938)

Year Ended December 31, 2018

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance - December 31, 2017	$2,483	$(5,861)	$4,886	$1,508
Adoption of ASU No. 2018-02 (4)	591	—	—	591
Other comprehensive income (loss) activity during the year:
Change in AOCI/L before reclassifications to income	(9,447)	—	29,066	19,619
Reclassifications from AOCI/L to income (2), (3), (5)	(1,397)	123	(60,311)	(61,585)
Other comprehensive income (loss) for the year	(10,844)	123	(31,245)	(41,966)
Balance - December 31, 2018	$(7,770)	$(5,738)	$(26,359)	$(39,867)

(1) Amounts in parentheses represent debits (deferred losses).
(2) The reclassifications related to interest rate swaps (cash flow hedges) were recorded in Interest expense, net of tax effect. See Note 6 – Debt and Note 13 – Derivatives and Hedging for information regarding the cash flow hedges.
(3) The reclassifications related to defined benefit pension plans were primarily recorded in Selling, general and administrative expense, net of tax effect. See Note 15 – Employee Benefits for information regarding the Company’s defined benefit pension plans.
(4) See Note 1 – Business and Significant Accounting Policies for additional information regarding the Company's adoption of ASU No. 2018-02.
(5) The reclassification related to foreign currency translation adjustments in 2018 was recorded in (Loss) gain from divested operations. See Note 2 – Acquisitions and Divestitures for information regarding our divestitures in 2018.

9 — REVENUE AND RELATED MATTERS

As discussed in Note 1 — Business and Significant Accounting Policies, the Company adopted ASU No. 2014-09 on January 1, 2018. ASU No. 2014-09 is intended to clarify the principles for recognizing revenue by removing inconsistencies and weaknesses in previously existing revenue recognition rules; provide a more robust framework for addressing revenue recognition issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and provide more useful information to users of financial statements through improved disclosures.

The adoption of ASU No. 2014-09 did not have a material impact on the Company's consolidated financial statements. However, the new accounting standard requires significantly expanded disclosures around the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, which disclosures are provided below. Additionally, the Company's accounting policies have been updated to reflect the adoption of ASU No. 2014-09.

Our Business and Revenues

Gartner delivers its products and services globally through three business segments: Research, Conferences and Consulting. Our revenues from those business segments are discussed below.

Research

Research provides trusted, objective insights and advice on the mission-critical priorities of leaders across all functional areas of an enterprise through reports, briefings, proprietary tools, access to our research experts, peer networking services and membership programs that enable our clients to drive organizational performance.

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

The Company enters into subscription contracts for research products that generally are for twelve-month periods or longer. Approximately 80% to 85% of our annual and multi-year Research subscription contracts provide for billing of the first full service period upon signing. In subsequent years, multi-year subscription contracts are normally billed prior to the contract’s anniversary date. Our other Research subscription contracts are usually invoiced in advance, commencing with the contract signing, on (i) a quarterly, monthly or other recurring basis or (ii) in accordance with a customized invoicing schedule. Research contracts are generally non-cancelable and non-refundable, except for government contracts that may have cancellation or fiscal funding clauses, which have not historically resulted in material cancellations. It is our policy to record the amount of a subscription contract that is billable as a fee receivable at the time the contract is signed with a corresponding amount as deferred revenue because the contract represents a legally enforceable claim.

Conferences

Conferences provides business professionals across an organization the opportunity to learn, share and network. From our Gartner Symposium/Xpo series, to industry-leading conferences focused on specific business roles and topics, to peer-driven sessions, our offerings enable attendees to experience the best of Gartner insight and advice live.

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

The Company defers certain costs directly related to specific conferences and meetings and expenses those costs in the period during which the related activity occurs. The Company's policy is to defer only those costs that are incremental and directly attributable to a specific activity, primarily prepaid site and production services costs. Other costs of organizing and producing our conference activities, primarily Company personnel and non-conference specific expenses, are expensed in the period incurred.

Consulting

Consulting combines the power of Gartner market-leading research with custom analysis and on-the-ground support to help chief information officers and other senior executives driving technology-related strategic initiatives move confidently from insight to action.

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

General and Overview of ASU No. 2014-09 Adoption

ASU No. 2014-09 requires a five-step evaluative process that consists of the following:

(1)	Identifying the contract with the customer;

(2)	Identifying the performance obligations in the contract;

(3)	Determining the transaction price for the contract;

(4)	Allocating the transaction price to the performance obligations in the contract; and

(5)	Recognizing revenue when (or as) performance obligations are satisfied.

The Company adopted ASU No. 2014-09 using the modified retrospective method of adoption. Under that approach, the cumulative effect of applying the new accounting standard is recorded on the date of initial application, with no restatement of the comparative prior periods presented. The Company's adoption of ASU No. 2014-09 did not result in a cumulative effect adjustment to its Accumulated earnings. However, the adoption of the new accounting standard required certain changes in the presentation of the Company’s consolidated balance sheet, including the reclassification of a refund liability, which aggregated $6.2 million on January 1, 2018, from the allowance for fees receivable to Accounts payable and accrued liabilities.

Related to our adoption of ASU No. 2014-09, we elected to (i) apply the provisions of the new accounting standard only to contracts that were not completed at the date of initial application and (ii) utilize a practical expedient whereby we reflected the aggregate effect of all contract modifications that occurred prior to January 1, 2018 (rather than retrospectively restating the affected contracts) when identifying our satisfied and unsatisfied performance obligations, determining the transaction prices with our customers and allocating such transaction prices to our satisfied and unsatisfied performance obligations. These two elections had no financial impact.

Prior to January 1, 2018, the Company recognized revenue in accordance with then-existing U.S. GAAP and SEC Staff Accounting Bulletin No. 104, Revenue Recognition (collectively, “Prior GAAP”). Under both ASU No. 2014-09 and Prior GAAP, revenue can only be recognized when all of the required criteria are met. Although there were certain changes to the Company’s revenue recognition policies and procedures effective January 1, 2018 with the adoption of ASU No. 2014-09, there were no material differences between the pattern and timing of revenue recognition under ASU No. 2014-09 and Prior GAAP.

ASU No. 2014-09 requires that we assess at inception all of the promises in a customer contract to determine if a promise is a separate performance obligation. To identify our performance obligations, we consider all of the services promised in a customer contract, regardless of whether they are explicitly stated or implied by customary business practices. If we conclude that a service is separately identifiable and distinct from the other offerings in a contract, we account for it as a separate performance obligation.

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

The contracts with our customers delineate the final terms and conditions of the underlying arrangements, including product descriptions, subscription periods, deliverables, quantities and the price of each service purchased. Since the transaction price of almost all of our customer contracts is typically agreed upon upfront and generally does not fluctuate during the duration of the contract, variable consideration is insignificant. The Company may engage in certain financing transactions with its customers but those arrangements have been limited in number and not material.

The Consolidated Statements of Operations present revenue net of any sales or value-added taxes that we collect from customers and remit to government authorities.

Disaggregated Revenue

Our disaggregated revenue by reportable segment is presented in the tables below for the years indicated (in thousands).

By Primary Geographic Market (1), (2)

Year Ended December 31, 2019

Primary Geographic Market	Research	Conferences	Consulting	Total
United States and Canada	$2,199,008	$295,857	$239,625	$2,734,490
Europe, Middle East and Africa	751,267	122,591	122,146	996,004
Other International	424,273	58,421	32,133	514,827
Total revenues	$3,374,548	$476,869	$393,904	$4,245,321

Year Ended December 31, 2018

Primary Geographic Market	Research	Conferences	Consulting	Other	Total
United States and Canada	$1,994,016	$256,219	$205,874	$58,843	$2,514,952
Europe, Middle East and Africa	737,129	105,909	119,258	38,194	1,000,490
Other International	374,619	48,333	28,535	8,525	460,012
Total revenues	$3,105,764	$410,461	$353,667	$105,562	$3,975,454

Year Ended December 31, 2017

Primary Geographic Market	Research	Conferences	Consulting	Other	Total
United States and Canada	$1,600,847	$210,698	$188,022	$92,799	$2,092,366
Europe, Middle East and Africa	597,943	86,567	111,792	59,119	855,421
Other International	272,490	40,638	27,847	22,732	363,707
Total revenues	$2,471,280	$337,903	$327,661	$174,650	$3,311,494

(1)	Revenue is reported based on where the sale is fulfilled.

(2)
During 2018, the Company divested all of the non-core businesses that comprised its Other segment and moved a small residual product from the Other segment into the Research business and, as a result, no operating activity has been recorded in the Other segment in 2019. Note 2 — Acquisitions and Divestitures provides additional information regarding the Company's 2018 divestitures.

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

By Timing of Revenue Recognition (1)

Year Ended December 31, 2019

Timing of Revenue Recognition	Research	Conferences	Consulting	Total
Transferred over time (2)	$3,083,936	$—	$316,042	$3,399,978
Transferred at a point in time (3)	290,612	476,869	77,862	845,343
Total revenues	$3,374,548	$476,869	$393,904	$4,245,321

Year Ended December 31, 2018

Timing of Revenue Recognition	Research	Conferences	Consulting	Other	Total
Transferred over time (2)	$2,851,176	$—	$294,397	$86,667	$3,232,240
Transferred at a point in time (3)	254,588	410,461	59,270	18,895	743,214
Total revenues	$3,105,764	$410,461	$353,667	$105,562	$3,975,454

Year Ended December 31, 2017

Timing of Revenue Recognition	Research	Conferences	Consulting	Other	Total
Transferred over time (2)	$2,275,377	$—	$269,720	$141,331	$2,686,428
Transferred at a point in time (3)	195,903	337,903	57,941	33,319	625,066
Total revenues	$2,471,280	$337,903	$327,661	$174,650	$3,311,494

(1)
During 2018, the Company divested all of the non-core businesses that comprised its Other segment and moved a small residual product from the Other segment into the Research business and, as a result, no operating activity has been recorded in the Other segment in 2019. Note 2 — Acquisitions and Divestitures provides additional information regarding the Company's 2018 divestitures.

(2)
Research revenues were recognized in connection with performance obligations that were satisfied over time using a time-elapsed output method to measure progress. Consulting revenues were recognized over time using labor hours as an input measurement basis. During 2018 and 2017, Other revenues were recognized using either a time-elapsed output method, performance-based milestone approach or labor hours, depending on the nature of the underlying customer contract.

(3)	The revenues in this category were recognized in connection with performance obligations that were satisfied at the point in time that the contractual deliverables were provided to the customer.

Determining a measure of progress for performance obligations that are satisfied over time and when control transfers for performance obligations that are satisfied at a point in time requires us to make judgments that affect the timing of when revenue is recognized. A key factor in this determination is when the customer can direct the use of, and can obtain substantially all of the benefits from, the deliverable.

For performance obligations recognized in accordance with a time-elapsed output method, the Company’s efforts are expended consistently throughout the contractual period and the Company transfers control evenly by providing stand-ready services. For performance obligations satisfied under our Consulting fixed fee and time and materials engagements, we believe that labor hours are the best measure of depicting the Company’s progress because labor output corresponds directly to the value of the Company’s performance to date as control is transferred. In our Other segment, we selected a method to assess the completion of our performance obligations that best aligned with the specific characteristics of the individual customer contract. We believe that these methods to measure progress are (i) reasonable and supportable and (ii) provide a faithful depiction of when we transfer products and services to our customers.

For customer contracts that are greater than one year in duration, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2019 was approximately $3.2 billion. The Company expects to recognize $1,942.6 million, $1,028.6 million and $220.0 million of this revenue (most of which pertains to Research) during the year ending December 31, 2020, the year ending December 31, 2021 and thereafter, respectively. The Company applies a practical expedient allowed in ASU No. 2014-09 and, accordingly, it does not disclose such performance obligation information for customer contracts that have original durations of one year or less. Our performance obligations for contracts meeting this ASU No. 2014-09 disclosure exclusion primarily include: (i) stand-ready services under Research subscription contracts; (ii) holding conferences and meetings where attendees and exhibitors can participate; and (iii) providing customized Consulting solutions for clients under fixed fee and time and materials engagements. The remaining duration of these performance obligations is generally less than one year, which aligns with the period that the parties have enforceable rights and obligations under the affected contracts.

Customer Contract Assets and Liabilities

The payment terms and conditions in our customer contracts vary. In some cases, customers prepay and, in other cases, after we conduct a credit evaluation, payment may be due in arrears. Because the timing of the delivery of our services typically differs from the timing of customer payments, the Company recognizes either a contract asset (we perform either fully or partially under the contract but a contingency remains) or a contract liability (upfront customer payments precede our performance, resulting in deferred revenue). Amounts recorded as contract assets are reclassified to fees receivable when all of the outstanding conditions have been resolved and our right to payment becomes unconditional. Contracts with payments due in arrears are also recognized as fees receivable. As our contractual performance obligations are satisfied, the Company correspondingly relieves its contract liabilities and records the associated revenue.

The table below provides information regarding certain of the Company’s balance sheet accounts that pertain to its contracts with customers (in thousands).

	December 31,
	2019	2018
Assets:
Fees receivable, gross (1)	$1,334,012	$1,262,818

Contract assets recorded in Prepaid expenses and other current assets (2)	$21,350	$26,119

Contract liabilities:
Deferred revenues (current liability) (3)	$1,928,020	$1,745,244
Non-current deferred revenues recorded in Other liabilities (3)	24,409	21,194
Total contract liabilities	$1,952,429	$1,766,438

(1)	Fees receivable represent an unconditional right of payment from our customers and include both billed and unbilled amounts.

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

The Company recognized revenue of $1,436.9 million and $1,287.8 million during 2019 and 2018, respectively, that was attributable to deferred revenues that were recorded at the beginning of each such year. Those amounts primarily consisted of (i) Research revenues and, in 2018, Other revenues that were recognized ratably as control of the goods or services passed to the customer and (ii) Conferences revenue pertaining to conferences and meetings that occurred during the reporting periods. During 2019 and 2018, the Company did not record any material impairments related to its contract assets. The Company does not typically recognize revenue from performance obligations satisfied in prior periods.

Revenue Reserve

The Company maintains a revenue reserve for amounts deemed to be uncollectible for reasons other than bad debt. The revenue reserve is classified as part of Accounts payable and accrued liabilities on the Consolidated Balance Sheet. Provisions to the revenue reserve are recorded as adjustments to revenue.

When determining the amount of the revenue reserve, the Company uses an expected-value method that is based on current estimates and a portfolio of data from its historical experience. Due to the common characteristics and similar attributes of our customers and contracts, which provide relevant and predictive evidence about our projected future liability, an expected-value method is reasonable and appropriate. However, the determination of the revenue reserve is inherently judgmental and requires the use of certain estimates. Changes in estimates are recorded in the period that they are identified. As of December 31, 2019 and 2018, the revenue reserve balance was $7.8 million and $7.4 million, respectively, and adjustments to the account in both 2019 and 2018 were not significant.

Costs of Obtaining and Fulfilling a Customer Contract

When the Company concludes that a liability should be recognized for the costs of obtaining a customer contract and determines how such liability should be measured, certain commissions are capitalized as a recoverable direct incremental cost of obtaining the underlying contract. No other amounts are capitalized as a cost of obtaining or fulfilling a customer contract because no expenditures have been identified that meet the requisite capitalization criteria. For Research, Consulting and Other, we amortize deferred commissions on a systematic basis that aligns with the transfer to our customers of the services to which the commissions relate. For Conferences, deferred commissions are expensed during the period when the related conference or meeting occurs.

During 2019, 2018 and 2017, deferred commission amortization expense was $369.5 million, $304.8 million and $230.5 million, respectively, and was included in Selling, general and administrative expense in the Consolidated Statements of Operations. The Company classifies Deferred commissions as a current asset on the Consolidated Balance Sheets at both December 31, 2019 and 2018 because those costs were, or will be, amortized over the twelve months following the respective balance sheet dates. The Company did not record any material impairments of its deferred commissions during the three-year period ended December 31, 2019.

10 — STOCK-BASED COMPENSATION

The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company currently awards stock-settled stock appreciation rights, service-based and performance-based restricted stock units, and common stock equivalents. As of December 31, 2019, the Company had 4.5 million shares of its common stock, par value $0.0005 per share, (the "Common Stock") available for stock-based compensation awards under its 2014 Long-Term Incentive Plan. Currently, the Company issues treasury shares upon the exercise, release or settlement of stock-based compensation awards.

Determining the appropriate fair value model and calculating the fair value of stock-based compensation awards requires the use of certain subjective assumptions, including the expected life of a stock-based compensation award and Common Stock price volatility. In addition, determining the appropriate periodic stock-based compensation expense requires management to estimate the likelihood of the achievement of certain performance targets. The assumptions used in calculating the fair values of stock-based compensation awards and the related periodic expense represent management’s best estimates, which involve inherent uncertainties and the application of judgment. As a result, if circumstances change and the Company deems it necessary in the future to modify the assumptions it made or to use different assumptions, or if the quantity and nature of the Company’s stock-based compensation awards changes, then the amount of expense may need to be adjusted and future stock-based compensation expense could be materially different from what has been recorded in the current year.

Stock-Based Compensation Expense

The tables below summarize the Company's stock-based compensation expense by award type and expense category line item during the years ended December 31 (in millions).

Award type	2019	2018	2017
Stock appreciation rights	$6.7	$6.3	$5.6
Restricted stock units	61.6	59.2	72.6
Common stock equivalents	0.7	0.7	0.7
Total (1)	$69.0	$66.2	$78.9

Expense category line item	2019	2018	2017
Cost of services and product development	$29.1	$28.1	$25.8
Selling, general and administrative	39.4	36.2	35.5
Acquisition and integration charges (2)	0.5	1.9	17.6
Total (1)	$69.0	$66.2	$78.9

(1)	Includes charges of $21.5 million, $19.4 million and $22.9 million during 2019, 2018 and 2017, respectively, for awards to retirement-eligible employees. Those awards vest on an accelerated basis.

(2)
These charges are the result of (i) the acceleration of the vesting of certain restricted stock units related to the CEB acquisition and (ii) restricted stock units granted in connection with the CEB integration process.

As of December 31, 2019, the Company had $84.9 million of total unrecognized stock-based compensation cost, which is expected to be expensed over the remaining weighted average service period of approximately 2.3 years.

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

The table below summarizes changes in SARs outstanding during the year ended December 31, 2019.

	Stock Appreciation Rights ("SARs") (in millions)	Per Share Weighted Average Exercise Price	Per Share Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2018	1.2	$89.45	$19.88	4.33
Granted	0.3	143.23	32.62	6.11
Forfeited	(0.1)	118.31	26.52	n/a
Exercised	(0.2)	73.64	16.92	n/a
Outstanding at December 31, 2019 (1) (2)	1.2	$104.05	$23.18	4.21
Vested and exercisable at December 31, 2019 (2)	0.5	$85.79	$18.87	3.13

n/a = not applicable

(1)	As of December 31, 2019, 0.7 million of the total SARs outstanding were unvested. The Company expects that substantially all of those unvested awards will vest in future periods.

(2)	As of December 31, 2019, the total SARs outstanding had an intrinsic value of $58.9 million. On such date, SARs vested and exercisable had an intrinsic value of $37.1 million.

The fair value of a SARs award is determined on the date of grant using the Black-Scholes-Merton valuation model with the following weighted average assumptions for the years ended December 31:

	2019	2018	2017
Expected dividend yield (1)	—%	—%	—%
Expected stock price volatility (2)	21%	21%	22%
Risk-free interest rate (3)	2.5%	2.5%	1.8%
Expected life in years (4)	4.59	4.52	4.53

(1)	The expected dividend yield assumption was based on both the Company's historical and anticipated dividend payouts. Historically, the Company has not paid cash dividends on its Common Stock.

(2)	The determination of expected stock price volatility was based on both historical Common Stock prices and implied volatility from publicly traded options in the Common Stock.

(3)	The risk-free interest rate was based on the yield of a U.S. Treasury security with a maturity similar to the expected life of the award.

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

The table below summarizes the changes in RSUs outstanding during the year ended December 31, 2019.

	Restricted Stock Units ("RSUs") (in millions)	Per Share Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	1.4	$101.75
Granted (1)	0.5	139.86
Vested and released	(0.5)	97.33
Forfeited	(0.1)	116.79
Outstanding at December 31, 2019 (2) (3)	1.3	$118.89

(1)
The 0.5 million of RSUs granted during 2019 consisted of 0.2 million of performance-based RSUs awarded to executives and 0.3 million of service-based RSUs awarded to non-executive employees and non-management board members. The performance-based awards include RSUs in final settlement of 2018 grants and approximately 0.1 million of RSUs representing the target amount of the grant for 2019 that is tied to an increase in Gartner’s total contract value for such year. The number of performance-based RSUs for 2019 that could have been earned ranged from 0% to 200% of the target amount. The actual increase in Gartner’s total contract value for 2019 as measured on December 31, 2019 yielded approximately 142% of the target amount. The incremental awards based on the actual achievement under the 2019 grant will be issued in 2020.

(2)	The Company expects that substantially all of the RSUs outstanding will vest in future periods.

(3)	As of December 31, 2019, the weighted average remaining contractual term of the RSUs outstanding was approximately 1.1 years.

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

The table below summarizes the changes in CSEs outstanding during the year ended December 31, 2019.

	Common Stock Equivalents ("CSEs")	Per Share Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	109,780	$24.96
Granted	4,521	153.43
Converted to shares of Common Stock upon grant	(2,960)	144.88
Outstanding at December 31, 2019	111,341	$26.99

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (the “ESP Plan”) wherein eligible employees are permitted to purchase shares of Common Stock through payroll deductions, which may not exceed 10% of an employee’s compensation, or $23,750 in any calendar year, at a price equal to 95% of the closing price of the Common Stock as reported on the New York Stock Exchange at the end of each offering period. As of December 31, 2019, the Company had 0.6 million shares available for purchase under the ESP Plan. The ESP Plan is considered non-compensatory under FASB ASC Topic 718 and, as a result, the Company does not record stock-based compensation expense for employee share purchases. The Company received $17.6 million, $14.7 million and $11.7 million in cash from employee share purchases under the ESP Plan during 2019, 2018 and 2017, respectively.

11 — COMPUTATION OF EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS reflects the potential dilution of securities that could share in earnings. When the impact of common stock equivalents is anti-dilutive, they are excluded from the calculation.

The table below sets forth the calculation of basic and diluted income per share for the years ended December 31 (in thousands, except per share data).

	2019	2018	2017
Numerator:
Net income used for calculating basic and diluted income per common share	$233,290	$122,456	$3,279
Denominator:
Weighted average common shares used in the calculation of basic income per share	89,817	90,827	88,466
Common stock equivalents associated with stock-based compensation plans	1,154	1,295	1,324
Shares used in the calculation of diluted income per share	90,971	92,122	89,790
Income per share (1):
Basic	$2.60	$1.35	$0.04
Diluted	$2.56	$1.33	$0.04

(1)
Both basic and diluted income per share for 2019 included a tax benefit of approximately $0.42 per share related to an intercompany sale of certain intellectual property. Additionally, both basic and diluted income per share for 2017 included a tax benefit of approximately $0.66 per share related to the U.S. Tax Cuts and Jobs Act of 2017. Note 12 — Income Taxes provides information about the Company's income taxes.

The table below presents the number of common stock equivalents that were not included in the computations of diluted income per share in the above table because the effect would have been anti-dilutive. During years with net income, the common stock equivalents were anti-dilutive because their exercise prices were greater than the average market price of a share of Common Stock during such year.

	Year Ended December 31,
	2019	2018	2017
Anti-dilutive common stock equivalents (in millions) (a)	0.2	—	0.3
Average market price per share of Common Stock during the year	$148.38	$135.60	$116.09

(a) The number of anti-dilutive common stock equivalents for 2018 were minimal.

12 — INCOME TAXES

Below is a summary of the components of the Company's income (loss) before income taxes for the years ended December 31 (in thousands).

	2019	2018	2017
U.S.	$115,543	$34,159	$(135,757)
Non-U.S.	160,196	146,962	7,940
Income (loss) before income taxes	$275,739	$181,121	$(127,817)

The components of the expense (benefit) for income taxes on the above income (loss) are summarized in the table below (in thousands).

	2019	2018	2017
Current tax expense:
U.S. federal	$30,208	$2,817	$48,339
State and local	11,630	6,969	434
Foreign	53,105	45,042	38,602
Total current	94,943	54,828	87,375
Deferred tax (benefit) expense:
U.S. federal	(16,389)	12,462	(176,046)
State and local	(6,897)	1,258	(14,363)
Foreign	(48,186)	(13,795)	(25,898)
Total deferred	(71,472)	(75)	(216,307)
Total current and deferred	23,471	54,753	(128,932)
Benefit (expense) relating to interest rate swaps used to increase (decrease) equity	17,666	3,840	(2,477)
Benefit from stock transactions with employees used to increase equity	54	58	46
Benefit relating to defined-benefit pension adjustments used to increase equity	1,258	14	267
Total tax expense (benefit)	$42,449	$58,665	$(131,096)

The components of long-term deferred tax assets (liabilities) are summarized in the table below (in thousands).

	December 31,
	2019	2018
Accrued liabilities	$67,577	$96,292
Operating leases	54,860	—
Loss and credit carryforwards	14,372	14,830
Assets relating to equity compensation	16,842	19,653
Other assets	20,364	14,092
Gross deferred tax assets	174,015	144,867
Property, equipment and leasehold improvements	(15,137)	(3,421)
Intangible assets	(212,498)	(263,548)
Prepaid expenses	(49,221)	(41,926)
Other liabilities	(5,799)	(12,100)
Gross deferred tax liabilities	(282,655)	(320,995)
Valuation allowance	(1,556)	(4,066)
Net deferred tax liabilities	$(110,196)	$(180,194)

Net deferred tax assets and net deferred tax liabilities were $79.6 million and $189.8 million as of December 31, 2019, respectively, and $34.5 million and $214.7 million as of December 31, 2018, respectively. These amounts are reported in Other assets and Other liabilities in the Consolidated Balance Sheets. Management has concluded it is more likely than not that the reversal of deferred tax liabilities and results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of the valuation allowance at December 31, 2019.

The valuation allowances of $1.6 million and $4.1 million as of December 31, 2019 and 2018, respectively, primarily related to state credit carryovers and net operating losses that are not likely to be realized.

As of December 31, 2019, the Company had state and local tax net operating loss carryforwards of $26.3 million, of which $0.1 million expires within one to five years, $0.3 million expires within six to fifteen years and $25.9 million expires within sixteen to twenty years. The Company also had state tax credits of $5.3 million, a majority of which will expire in five to six years. As of December 31, 2019, the Company had non-U.S. net operating loss carryforwards of $27.6 million, of which $0.4 million expires over the next 20 years and $27.2 million can be carried forward indefinitely. These amounts have been reduced for associated unrecognized tax benefits, consistent with ASU No. 2013-11, "Income Taxes—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists."

The items comprising the differences between the U.S. federal statutory income tax rate and the Company’s effective tax rate on income before income taxes for the years ended December 31 are summarized in the table below.

	2019	2018	2017
Statutory tax rate	21.0%	21.0%	35.0%
State income taxes, net of federal benefit	1.5	—	3.6
Effect of non-U.S. operations	2.7	(10.7)	5.9
Intercompany sale of intellectual property	(13.8)	—	—
Change in the reserve for tax contingencies	4.7	15.7	(2.8)
Law changes	—	(1.3)	41.8
Stock-based compensation expense	(3.9)	(5.3)	11.0
Nondeductible acquisition costs	—	0.9	(7.9)
Nondeductible meals and entertainment costs	1.7	2.7	(3.5)
Gains/Losses on divested operations and held-for-sale assets	—	12.2	13.1
Limitation on executive compensation	2.4	2.7	(0.1)
Global intangible low-taxed income, net of foreign tax credits	1.9	0.1	—
Foreign-derived intangible income	(1.0)	(2.0)	—
Change in the valuation allowance	(0.9)	0.5	3.0
Goodwill	—	(3.8)	—
Other items, net	(0.9)	(0.3)	3.5
Effective tax rate	15.4%	32.4%	102.6%

In April 2019, we completed an intercompany sale of certain intellectual property. As a result, the Company recorded a net tax benefit of approximately $38.1 million in 2019, which represents the benefits of future tax deductions for amortization of the assets in the acquiring jurisdiction. Our tax planning related to our intellectual property is ongoing and may result in tax rate volatility in the future.

In connection with the Company’s adoption of ASU No. 2016-02 on January 1, 2019, operating leases were recorded on the Consolidated Balance Sheet as of December 31, 2019, including the recognition of operating lease liabilities and corresponding right-of-use assets. The corresponding deferred tax assets and deferred tax liabilities were also recorded. The net deferred tax impact was zero. Note 1 — Business and Significant Accounting Policies and Note 7 — Leases provide additional information regarding the Company's leases and the adoption of ASU No. 2016-02.

The U.S. Tax Cuts and Jobs Act of 2017 (the "Act”) was enacted on December 22, 2017. Among other things, the Act reduced the U.S. federal corporation tax rate from 35% to 21%, required companies to pay a one-time transition tax on accumulated deferred foreign income (“ADFI”) of foreign subsidiaries that were previously tax deferred and created a new tax on global intangible low-taxed income (“GILTI”) attributable to foreign subsidiaries.

We remeasured U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. We reduced our income tax expense by $13.8 million and $123.2 million in 2018 and 2017, respectively, for this item.

The tax on ADFI is based on our total post-1986 earnings and profits ("E&P") of our foreign subsidiaries that were previously deferred from U.S. income taxes. We increased income tax expense by $5.5 million, $8.4 million and $63.6 million in 2019, 2018 and 2017, respectively, for this one-time transition tax liability. The Company utilized significant foreign tax credits and net operating loss carryovers to reduce the transition tax liability and the remaining tax balance was paid in full during 2019.

The Act also created a new tax on GILTI attributable to foreign subsidiaries. Companies have the option to account for the GILTI tax as a period cost in the period incurred, or to recognize deferred taxes for temporary differences, including outside basis differences expected to reverse as a result of the GILTI provisions. The Company has elected to account for the GILTI tax as a period cost in the period incurred.

As of December 31, 2019 and 2018, the Company had gross unrecognized tax benefits of $102.8 million and $90.3 million, respectively. The increase is primarily due to positions taken with respect to intercompany transactions. The gross unrecognized tax benefits at December 31, 2019 related primarily to transfer pricing on intercompany transactions, calculations of taxable E&P and related foreign tax credits, the exclusion of stock-based compensation expense from the Company’s cost sharing agreement, and the ability to realize certain refund claims. It is reasonably possible that gross unrecognized tax benefits will decrease by approximately $9.7 million within the next twelve months due to the anticipated closure of audits and the expiration of certain statutes of limitation.

Included in the balance of gross unrecognized tax benefits at December 31, 2019 are potential benefits of $97.5 million that, if recognized, would reduce our effective tax rate on income from continuing operations. Also included in the balance of gross unrecognized tax benefits at December 31, 2019 are potential benefits of $5.3 million that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

The table below is a reconciliation of the beginning and ending amounts of gross unrecognized tax benefits, excluding interest and penalties, for the years ended December 31 (in thousands).

	2019	2018
Beginning balance	$90,349	$60,269
Additions based on tax positions related to the current year	32,072	27,371
Additions for tax positions of prior years	8,564	14,691
Reductions for tax positions of prior years	(16,942)	(3,939)
Reductions for expiration of statutes	(7,481)	(6,293)
Settlements	(3,867)	(472)
Change in foreign currency exchange rates	75	(1,278)
Ending balance	$102,770	$90,349

The Company accrues interest and penalties related to gross unrecognized tax benefits in its income tax provision. As of December 31, 2019 and 2018, the Company had $8.3 million and $6.7 million, respectively, of accrued interest and penalties related to gross unrecognized tax benefits. These amounts are in addition to the gross unrecognized tax benefits disclosed above. The total amount of interest and penalties recognized in the income tax provision during 2019 and 2018 was $1.7 million and $0.7 million, respectively.

The number of years with open statutes of limitation varies depending on the tax jurisdiction. The Company’s statutes are open with respect to the U.S. federal jurisdiction for 2016 and forward, and India for 2003 and forward. For other major taxing jurisdictions, including U.S. states, the United Kingdom, Canada, Japan, France and Ireland, the Company's statutes vary and are open as far back as 2010.

Under U.S. GAAP, no provision for income taxes that may result from the remittance of earnings held overseas is required if the Company has the ability and intent to indefinitely reinvest such funds overseas. The Company continues to assert its intention to reinvest all accumulated undistributed foreign earnings in its non-U.S. operations, except in instances where the repatriation of those earnings would result in minimal additional tax.  Consequently, the Company has not recognized income tax expense that would result from the remittance of those earnings. The accumulated undistributed earnings of non-U.S. subsidiaries were approximately $142.0 million as of December 31, 2019. As a result of the Act, the income tax that would be payable if such earnings were not indefinitely invested is estimated to be minimal.

13 — DERIVATIVES AND HEDGING

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

December 31, 2019

Derivative Contract Type	Number of Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in AOCI/L
Interest rate swaps (1)	4	$1,400,000	$(64,831)	Other liabilities	$(47,164)
Foreign currency forwards (2)	176	604,858	59	Other current assets	—
Total	180	$2,004,858	$(64,772)		$(47,164)

December 31, 2018

Derivative Contract Type	Number of Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in AOCI/L
Interest rate swaps (1)	7	$2,100,000	$(10,681)	Other liabilities	$(7,770)
Foreign currency forwards (2)	135	927,375	(1,942)	Accrued liabilities	—
Total	142	$3,027,375	$(12,623)		$(7,770)

(1)
The interest rate swaps have been designated and are accounted for as cash flow hedges of the forecasted interest payments on borrowings. As a result, changes in the fair values of the swaps are deferred and recorded in AOCI/L, net of tax effect. Note 6 — Debt provides additional information regarding the Company's interest rate swap contracts.

(2)
The Company has foreign exchange transaction risk because it typically enters into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currency. The Company enters into short-term foreign currency forward exchange contracts to mitigate the cash flow risk associated with changes in foreign currency rates on forecasted foreign currency transactions. These contracts are accounted for at fair value with realized and unrealized gains and losses recognized in Other income, net because the Company does not designate these contracts as hedges for accounting purposes. All of the outstanding foreign currency forward exchange contracts at December 31, 2019 matured before January 31, 2020.

(3)	See Note 14 — Fair Value Disclosures for the determination of the fair values of these instruments.

At December 31, 2019, all of the Company’s derivative counterparties were investment grade financial institutions. The Company did not have any collateral arrangements with its derivative counterparties and none of the derivative contracts contained credit-risk related contingent features. The table below provides information regarding amounts recognized in the Consolidated Statements of Operations for derivative contracts for the years ended December 31 (in thousands).

Amount Recorded In	2019	2018	2017
Interest (income) expense, net (1)	$(3,361)	$(1,920)	$7,870
Other expense (income), net (2)	2,488	10,365	(801)
Total (income) expense, net	$(873)	$8,445	$7,069

(1)	Consists of interest (income) expense from interest rate swap contracts.

(2)	Consists of net realized and unrealized gains and losses on foreign currency forward contracts.

14 — FAIR VALUE DISCLOSURES

The Company’s financial instruments include cash equivalents, fees receivable from customers, accounts payable and accrued liabilities, all of which are normally short-term in nature. The Company believes that the carrying amounts of these financial instruments reasonably approximate their fair values due to their short-term nature. The Company’s financial instruments also include its outstanding variable-rate borrowings under the 2016 Credit Agreement. The Company believes that the carrying amounts of its variable-rate borrowings reasonably approximate their fair values because the rates of interest on those borrowings reflect current market rates of interest for similar instruments with comparable maturities.

The Company enters into a limited number of derivatives transactions but does not enter into repurchase agreements, securities lending transactions or master netting arrangements. Receivables or payables that result from derivatives transactions are recorded gross in the Consolidated Balance Sheets.

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

The table below presents the fair value of certain financial assets and liabilities (in thousands).

	December 31,
Description	2019	2018
Assets:
Values based on Level 1 inputs:
Deferred compensation plan assets (1)	$2,277	$8,956
Total Level 1 inputs	2,277	8,956
Values based on Level 2 inputs:
Deferred compensation plan assets (1)	73,419	57,690
Foreign currency forward contracts (2)	1,558	1,318
Total Level 2 inputs	74,977	59,008
Total Assets	$77,254	$67,964
Liabilities:
Values based on Level 2 inputs:
Deferred compensation plan liabilities (1)	$79,556	$68,570
Foreign currency forward contracts (2)	1,499	3,260
Interest rate swap contracts (3)	64,831	10,681
Senior Notes due 2025 (4)	835,384	776,160
Total Level 2 inputs	981,270	858,671
Total Liabilities	$981,270	$858,671

(1)
The Company has a deferred compensation plan for the benefit of certain highly compensated officers, managers and other key employees (see Note 15 — Employee Benefits). The assets consist of investments in money market funds, mutual funds and company-owned life insurance contracts. The money market funds consist of cash equivalents while the mutual fund investments consist of publicly-traded and quoted equity shares. The Company considers the fair values of these assets to be based on Level 1 inputs, and such assets had fair values of $2.3 million and $9.0 million as of December 31, 2019 and 2018, respectively. The carrying amounts of the life insurance contracts equal their cash surrender values. Cash surrender value represents the estimated amount that the Company would receive upon termination of a contract, which approximates fair value. The Company considers life insurance contracts to be valued based on Level 2 inputs, and such assets had fair values of $73.4 million and $57.7 million at December 31, 2019 and 2018, respectively. The related deferred compensation plan liabilities are recorded at fair value, or the estimated amount needed to settle the liability, which the Company considers to be a Level 2 input.

(2)
The Company enters into foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates (see Note 13 — Derivatives and Hedging). Valuation of these contracts is based on observable foreign currency exchange rates in active markets, which the Company considers to be a Level 2 input.

(3)
The Company has interest rate swap contracts that hedge the risk of variability from interest payments on its borrowings (see Note 6 — Debt). The fair values of interest rate swaps are based on mark-to-market valuations prepared by a third-party broker. Those valuations are based on observable interest rates from recently executed market transactions and other observable market data, which the Company considers to be Level 2 inputs. The Company independently corroborates the reasonableness of the valuations prepared by the third-party broker by using an electronic quotation service.

(4)
As discussed in Note 6 — Debt, the Company has $800.0 million of principal amount fixed-rate Senior Notes due in 2025. The estimated fair value of the notes was derived from quoted market prices provided by an independent dealer, which the Company considers to be a Level 2 input. The carrying amount of the Senior Notes was $785.0 million as of December 31, 2019.

15 — EMPLOYEE BENEFITS

Defined contribution plans. The Company has savings and investment plans (the “401(k) Plans”) covering substantially all U.S. employees. Company contributions are based on the level of employee contributions, up to a maximum of 4% of an employee’s eligible salary, subject to an annual maximum. For 2019, the maximum Company match was $7,200. Amounts expensed in connection with the 401(k) Plans totaled $44.1 million, $36.7 million and $29.8 million in 2019, 2018 and 2017, respectively.

Deferred compensation plans. The Company has supplemental deferred compensation plans for the benefit of certain highly compensated officers, managers and other key employees. The plans' investment assets are recorded at fair value in Other assets on the Consolidated Balance Sheets. The value of those assets was $75.7 million and $66.6 million at December 31, 2019 and 2018, respectively (see Note 14 — Fair Value Disclosures for fair value information). The related deferred compensation plan liabilities, which were $79.6 million and $68.6 million at December 31, 2019 and 2018, respectively, are carried at fair value and are adjusted with a corresponding charge or credit to compensation expense to reflect the fair value of the amount owed to the employees. Deferred compensation plan liabilities are recorded in Other liabilities on the Consolidated Balance Sheets. Compensation expense recognized for all of the Company's deferred compensation plans was $0.6 million, $1.7 million and $0.4 million in 2019, 2018 and 2017, respectively.

Defined benefit pension plans. The Company has defined benefit pension plans at several of its international locations. Benefits earned and paid under those plans are generally based on years of service and level of employee compensation. The Company's vested benefit obligation is the actuarial present value of the vested benefits to which an employee is entitled based on the employee's expected date of separation or retirement. The Company's defined benefit pension plans are accounted for in accordance with FASB ASC Topics 715 and 960. The table below presents the components of the Company's defined benefit pension plan expense for the years ended December 31 (in thousands).

	2019	2018	2017
Service cost	$3,659	$3,145	$2,820
Interest cost	851	840	765
Expected return on plan assets	(517)	(475)	(360)
Recognition of actuarial loss	237	340	350
Total defined benefit pension plan expense	$4,230	$3,850	$3,575

The table below presents the key assumptions used in the computation of pension expense for the years ended December 31.

	2019	2018	2017
Weighted average discount rate (1)	1.28%	1.81%	1.78%
Expected return on plan assets	2.54%	2.45%	2.22%
Average compensation increase	2.58%	2.58%	2.66%

(1)
Discount rates are typically determined by using the yields on long-term corporate or government bonds in the relevant country with a duration consistent with the expected term of the underlying pension obligations.

The table below provides information regarding changes in the projected benefit obligation of the Company's defined benefit pension plans for the years ended December 31 (in thousands).

	2019	2018	2017
Projected benefit obligation at beginning of year	$44,890	$45,450	$38,400
Service cost	3,659	3,145	2,820
Interest cost	851	840	765
Actuarial loss (gain) due to assumption changes and plan experience (1)	4,524	(430)	690
Contractual termination benefits	—	(950)	—
Benefits payments (2)	(830)	(1,400)	(1,780)
Foreign currency impact	(591)	(1,765)	4,555
Projected benefit obligation at end of year (3)	$52,503	$44,890	$45,450

(1)	The actuarial loss in 2019 was primarily due to a reduction in our weighted average discount rate assumption.

(2)
The Company projects benefit payments will be made in future years directly to plan participants as follows: $1.6 million in 2020; $1.7 million in 2021; $1.7 million in 2022; $2.2 million in 2023; $2.2 million in 2024; and $13.6 million in total in the five years thereafter.

(3)	Measured as of December 31.

The tables below provide information regarding the funded status of the Company's defined benefit pension plans and the related amounts recorded in the Consolidated Balance Sheets as of December 31(in thousands).

Funded status of the plans	2019	2018	2017
Projected benefit obligation	$52,503	$44,890	$45,450
Pension plan assets at fair value (1)	(23,444)	(19,460)	(18,475)
Funded status – shortfall (2)	$29,059	$25,430	$26,975

Amounts recorded in the Consolidated Balance Sheets for the plans
Other liabilities – accrued pension obligation (2)	$29,059	$25,430	$26,975
Stockholders’ equity – deferred actuarial loss (3)	$(8,584)	$(5,738)	$(5,861)

(1)
The pension plan assets are held by third-party trustees and are invested in a diversified portfolio of equities, high-quality government and corporate bonds, and other investments. The assets are primarily valued based on Level 1 and Level 2 inputs under the fair value hierarchy in FASB ASC Topic 820, with the majority of the invested assets considered to be of low-to-medium investment risk. The Company projects a future long-term rate of return on these plan assets of 2.04%, which it believes is reasonable based on the composition of the assets and both current and projected market conditions. Additional information regarding pension plan asset activity is provided below.

(2)
Funded status – shortfall represents the amount of the projected benefit obligation that the Company has not funded with a third-party trustee. These liabilities of the Company are recorded in Other liabilities on the Consolidated Balance Sheets.

(3)
The deferred actuarial loss as of December 31, 2019 is recorded in AOCI/L and will be reclassified out of AOCI/L and recognized as pension expense over approximately 14 years, subject to certain limitations set forth in FASB ASC Topic 715. The impact thereof on pension expense is projected to be approximately $0.5 million of additional expense in 2020. The amortization of deferred actuarial losses from AOCI/L to pension expense in each of the years ended December 31, 2019, 2018 and 2017 was immaterial.

The table below provides a rollforward of the Company's defined benefit pension plans assets for the years ended December 31 (in thousands).

	2019	2018	2017
Pension plan assets at the beginning of the year	$19,460	$18,475	$14,465
Company contributions	4,405	4,478	3,438
Benefit payments	(830)	(1,400)	(1,780)
Actual return on plan assets	714	(164)	547
Contractual termination benefits	—	(950)	—
Foreign currency impact	(305)	(979)	1,805
Pension plan assets at the end of the year	$23,444	$19,460	$18,475

The Company also has a reinsurance asset arrangement with a large international insurance company that is intended to fund benefit payments for one of its plans. The reinsurance asset is not a pension plan asset but is an asset of the Company. At December 31, 2019 and 2018, the reinsurance asset was recorded at its cash surrender value of $8.9 million and $9.0 million, respectively, and recorded in Other assets on the Consolidated Balance Sheets. The Company believes that cash surrender value approximates fair value and is equivalent to a Level 2 input under the FASB’s fair value hierarchy in FASB ASC Topic 820.

16 — SEGMENT INFORMATION

Our products and services are delivered through three segments – Research, Conferences and Consulting, as described below.

•
Research provides trusted, objective insights and advice on the mission-critical priorities of leaders across all functional areas of an enterprise through reports, briefings, proprietary tools, access to our research experts, peer networking services and membership programs that enable our clients to drive organizational performance.

•
Conferences provides business professionals across an organization the opportunity to learn, share and network. From our Gartner Symposium/Xpo series, to industry-leading conferences focused on specific business roles and topics, to peer-driven sessions, our offerings enable attendees to experience the best of Gartner insight and advice live.

•
Consulting combines the power of Gartner market-leading research with custom analysis and on-the-ground support to help chief information officers and other senior executives driving technology-related strategic initiatives move confidently from insight to action.

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

The Company earns revenue from clients in many countries. Other than the United States, there is no individual country where revenues from external clients represent 10% or more of the Company’s consolidated revenues. Additionally, no single client accounted for 10% or more of the Company’s consolidated revenues and the loss of a single client, in management’s opinion, would not have a material adverse effect on revenues.

The tables below present information about the Company’s reportable segments for the years ended December 31 (in thousands).

	Research	Conferences	Consulting	Consolidated
2019
Revenues	$3,374,548	$476,869	$393,904	$4,245,321
Gross contribution	2,351,720	241,757	118,450	2,711,927
Corporate and other expenses				(2,341,840)
Operating income				$370,087

	Research	Conferences	Consulting	Other (1)	Consolidated
2018
Revenues	$3,105,764	$410,461	$353,667	$105,562	$3,975,454
Gross contribution	2,144,097	207,260	102,541	65,075	2,518,973
Corporate and other expenses					(2,259,258)
Operating income					$259,715

	Research	Conferences	Consulting	Other (1)	Consolidated
2017
Revenues	$2,471,280	$337,903	$327,661	$174,650	$3,311,494
Gross contribution	1,653,014	163,480	93,643	90,249	2,000,386
Corporate and other expenses					(2,006,715)
Operating loss					$(6,329)

(1)
During 2018, the Company divested all of the non-core businesses that comprised its Other segment and moved a small residual product from the Other segment into the Research business and, as a result, no operating activity has been recorded in the Other segment in 2019. Note 2 — Acquisitions and Divestitures provides additional information regarding the Company's 2018 divestitures.

The table below provides a reconciliation of total segment gross contribution to net income for the years ended December 31 (in thousands).

	2019	2018	2017
Total segment gross contribution	$2,711,927	$2,518,973	$2,000,386
Costs and expenses:
Cost of services and product development - unallocated (1)	17,174	12,319	9,090
Selling, general and administrative	2,103,424	1,884,141	1,599,004
Depreciation and amortization	211,779	255,601	240,171
Acquisition and integration charges	9,463	107,197	158,450
Operating income (loss)	370,087	259,715	(6,329)
Interest expense and other, net	(92,273)	(124,041)	(121,488)
(Loss) gain from divested operations	(2,075)	45,447	—
Provision (benefit) for income taxes	42,449	58,665	(131,096)
Net income	$233,290	$122,456	$3,279

(1)
The unallocated amounts consist of certain bonus and fringe costs recorded in consolidated Cost of services and product development that are not allocated to segment expense. The Company's policy is to allocate bonuses to segments at 100% of a segment employee's target bonus. Amounts above or below 100% are absorbed by corporate.

Disaggregated revenue information by reportable segment for the three years ended December 31, 2019 is presented in Note 9 — Revenue and Related Matters. Long-lived asset information by geographic location as of December 31 is summarized in the table below (in thousands).

	2019	2018	2017
Long-lived assets (1):
United States and Canada	$867,974	$305,928	$288,735
Europe, Middle East and Africa	242,729	67,306	84,840
Other International	159,037	50,800	41,674
Total long-lived assets	$1,269,740	$424,034	$415,249

(1)
Excludes goodwill and intangible assets for all dates and, as of December 31, 2017, held-for-sale assets. Additionally, long-lived assets as of December 31, 2019 included $702.9 million of operating lease right-of-use assets. Note 1 — Business and Significant Accounting Policies and Note 7 — Leases provide additional information regarding the Company's leases and certain changes in lease accounting effective January 1, 2019.

17 — CONTINGENCIES

Legal Matters. The Company is involved in legal proceedings and litigation arising in the ordinary course of business. We record a provision for pending litigation in our consolidated financial statements when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. We believe that the potential liability, if any, in excess of amounts already accrued from all proceedings, claims and litigation will not have a material effect on our financial position, cash flows or results of operations when resolved in a future period.

Indemnifications. The Company has various agreements that may obligate us to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to matters such as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of December 31, 2019, the Company did not have any material payment obligations under any such indemnification agreements.

18 — VALUATION AND QUALIFYING ACCOUNTS

The Company maintains an allowance for losses that is comprised of a bad debt allowance and, through December 31, 2017, a revenue reserve. Provisions are recorded as either an increase in bad debt expense or, prior to 2018, a reduction in revenues.

The table below summarizes the activity in the Company’s allowance for losses for the years ended December 31 (in thousands).

	Balance at Beginning of Year	Additions Charged to Expense	Additions Charged Against Revenues	Deductions from the Reserve	Reclassification to Accounts Payable and Accrued Liabilities (1)	Balance at End of Year
2019:
Bad debt allowance	$7,700	$14,000	$—	$(13,700)	$—	$8,000
2018:
Bad debt allowance	$12,700	$12,500	$—	$(11,300)	$(6,200)	$7,700
2017:
Bad debt allowance and revenue reserve	$7,400	$16,600	$5,500	$(16,800)	$—	$12,700

(1) The allowance for losses at December 31, 2017 included $6.2 million that was attributable to the Company's revenue reserve. As a result of the Company's adoption of ASU No. 2014-09 on January 1, 2018, the revenue reserve balance is now included in Accounts payable and accrued liabilities on the Consolidated Balance Sheets. Note 9 — Revenue and Related Matters provides additional information regarding the Company's adoption of ASU No. 2014-09.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report on Form 10-K to be signed on its behalf by the undersigned, duly authorized, in Stamford, Connecticut, on February 19, 2020.

Gartner, Inc.

Date:	February 19, 2020	By:	/s/ Eugene A. Hall
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

Name	Title	Date

/s/ Eugene A. Hall	Director and Chief Executive Officer	February 19, 2020
Eugene A. Hall	(Principal Executive Officer)

/s/ Craig W. Safian	Executive Vice President and Chief Financial Officer	February 19, 2020
Craig W. Safian	(Principal Financial and Accounting Officer)

/s/ Peter E. Bisson	Director	February 19, 2020
Peter E. Bisson

/s/ Richard J. Bressler	Director	February 19, 2020
Richard J. Bressler

/s/ Raul E. Cesan	Director	February 19, 2020
Raul E. Cesan

/s/ Karen E. Dykstra	Director	February 19, 2020
Karen E. Dykstra

/s/ Anne Sutherland Fuchs	Director	February 19, 2020
Anne Sutherland Fuchs

/s/ William O. Grabe	Director	February 19, 2020
William O. Grabe

/s/ Stephen G. Pagliuca	Director	February 19, 2020
Stephen G. Pagliuca

/s/ Eileen M. Serra	Director	February 19, 2020
Eileen M. Serra

/s/ James C. Smith	Director	February 19, 2020
James C. Smith