Form 10-Q
period 2020-03-31
GARTNER INC
filed 2020-05-07
CIK 749251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 1, 2020, 89,175,114 shares of the registrant’s common shares were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited; in thousands, except share data)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$227,850	$280,836
Fees receivable, net of allowances of $9,000 and $8,000, respectively	1,148,565	1,326,012
Deferred commissions	240,177	265,867
Prepaid expenses and other current assets	156,026	146,026
Total current assets	1,772,618	2,018,741
Property, equipment and leasehold improvements, net	346,579	344,579
Operating lease right-of-use assets	678,018	702,916
Goodwill	2,927,666	2,937,726
Intangible assets, net	864,150	925,087
Other assets	211,315	222,245
Total Assets	$6,800,346	$7,151,294
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$533,951	$788,796
Deferred revenues	1,847,384	1,928,020
Current portion of long-term debt	149,003	139,718
Total current liabilities	2,530,338	2,856,534
Long-term debt, net of deferred financing fees	2,035,273	2,043,888
Operating lease liabilities	813,883	832,533
Other liabilities	530,577	479,746
Total Liabilities	5,910,071	6,212,701
Stockholders’ Equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0005 par value, 250,000,000 shares authorized; 163,602,067 shares issued for both periods	82	82
Additional paid-in capital	1,922,608	1,899,273
Accumulated other comprehensive loss, net	(168,972)	(77,938)
Accumulated earnings	2,063,819	1,988,722
Treasury stock, at cost, 74,308,008 and 74,444,288 common shares, respectively	(2,927,262)	(2,871,546)
Total Stockholders’ Equity	890,275	938,593
Total Liabilities and Stockholders’ Equity	$6,800,346	$7,151,294

See the accompanying notes to condensed consolidated financial statements.

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended
	March 31,
	2020	2019
Revenues:
Research	$909,291	$825,374
Conferences	13,870	51,932
Consulting	95,730	93,138
Total revenues	1,018,891	970,444
Costs and expenses:
Cost of services and product development	341,278	346,645
Selling, general and administrative	496,639	518,770
Depreciation	22,517	19,775
Amortization of intangibles	32,179	33,683
Acquisition and integration charges	1,560	2,772
Total costs and expenses	894,173	921,645
Operating income	124,718	48,799
Interest expense, net	(26,349)	(24,847)
Loss from divested operations	—	(2,075)
Other expense, net	(1,515)	(824)
Income before income taxes	96,854	21,053
Provision for income taxes	21,757	258
Net income	$75,097	$20,795

Net income per share:
Basic	$0.84	$0.23
Diluted	$0.83	$0.23
Weighted average shares outstanding:
Basic	89,219	89,882
Diluted	90,066	91,004

See the accompanying notes to condensed consolidated financial statements.

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2020	2019
Net income	$75,097	$20,795
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(46,381)	(7,236)
Interest rate swaps – net change in deferred gain or loss	(44,732)	(14,505)
Pension plans – net change in deferred actuarial loss	79	42
Other comprehensive loss, net of tax	(91,034)	(21,699)
Comprehensive loss	$(15,937)	$(904)

See the accompanying notes to condensed consolidated financial statements.

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited; in thousands)

Three Months Ended March 31, 2020

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Accumulated Earnings	Treasury Stock	Total
Balance at December 31, 2019	$82	$1,899,273	$(77,938)	$1,988,722	$(2,871,546)	$938,593
Net income	—	—	—	75,097	—	75,097
Other comprehensive loss	—	—	(91,034)	—	—	(91,034)
Issuances under stock plans	—	(1,794)	—	—	7,448	5,654
Common share repurchases	—	—	—	—	(63,164)	(63,164)
Stock-based compensation expense	—	25,129	—	—	—	25,129
Balance at March 31, 2020	$82	$1,922,608	$(168,972)	$2,063,819	$(2,927,262)	$890,275

Three Months Ended March 31, 2019

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Accumulated Earnings	Treasury Stock	Total
Balance at December 31, 2018	$82	$1,823,710	$(39,867)	$1,755,432	$(2,688,600)	$850,757
Net income	—	—	—	20,795	—	20,795
Other comprehensive loss	—	—	(21,699)	—	—	(21,699)
Issuances under stock plans	—	(2,911)	—	—	7,973	5,062
Common share repurchases	—	—	—	—	(29,837)	(29,837)
Stock-based compensation expense	—	31,819	—	—	—	31,819
Balance at March 31, 2019	$82	$1,852,618	$(61,566)	$1,776,227	$(2,710,464)	$856,897

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2020	2019
Operating activities:
Net income	$75,097	$20,795
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	54,696	53,458
Stock-based compensation expense	25,129	31,819
Deferred taxes	25,537	(25,530)
Loss from divested operations	—	2,075
Reduction in the carrying amount of operating lease right-of-use assets	22,862	20,939
Amortization and write-off of deferred financing fees	1,637	1,616
Changes in assets and liabilities:
Fees receivable, net	135,661	78,390
Deferred commissions	17,520	4,073
Prepaid expenses and other current assets	(12,656)	8,891
Other assets	5,961	(28,517)
Deferred revenues	(26,228)	85,740
Accounts payable and accrued and other liabilities	(269,467)	(218,153)
Cash provided by operating activities	55,749	35,596
Investing activities:
Additions to property, equipment and leasehold improvements	(24,536)	(20,060)
Acquisitions - cash paid (net of cash acquired)	—	(2,295)
Cash used in investing activities	(24,536)	(22,355)
Financing activities:
Proceeds from employee stock purchase plan	5,641	5,083
Proceeds from borrowings	—	35,000
Payments on borrowings	(967)	(18,682)
Purchases of treasury stock	(73,164)	(44,839)
Cash used in financing activities	(68,490)	(23,438)
Net decrease in cash and cash equivalents	(37,277)	(10,197)
Effects of exchange rates on cash and cash equivalents	(15,709)	804
Cash and cash equivalents, beginning of period	280,836	158,663
Cash and cash equivalents, end of period	$227,850	$149,270

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

Segments. Gartner delivers its products and services globally through three business segments: Research, Conferences and Consulting. Revenues and other financial information for our segments are discussed in Note 5 — Segment Information.

Basis of presentation. The accompanying interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), as defined in Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 270 for interim financial information and with the applicable instructions of U.S. Securities and Exchange Commission (“SEC”) Rule 10-01 of Regulation S-X on Form 10-Q, and should be read in conjunction with the consolidated financial statements and related notes of the Company in its Annual Report on Form 10-K for the year ended December 31, 2019.

The fiscal year of Gartner is the twelve-month period from January 1 through December 31. In the opinion of management, all normal recurring accruals and adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented herein have been included. The results of operations for the three months ended March 31, 2020 may not be indicative of the results of operations for the remainder of 2020 or beyond. When used in these notes, the terms “Gartner,” the “Company,” “we,” “us,” or “our” refer to Gartner, Inc. and its consolidated subsidiaries.

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

In December 2019, a novel coronavirus disease (“COVID-19”) was reported in Wuhan, China and on March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. Any future asset impairment charges, increase in allowance for doubtful accounts, or restructuring charges could be more likely if the negative effects of the COVID-19 pandemic continue and will be dependent on the severity and duration of this crisis. To date, the Company has not observed any material impairments of its assets or a significant change in the fair value of assets due to the COVID-19 pandemic.

Revenue recognition. Revenue is recognized in accordance with the requirements of FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”). Revenue is only recognized when all of the required criteria for revenue recognition have been met. The accompanying Condensed Consolidated Statements of Operations present revenue net of any sales or value-added taxes that we collect from customers and remit to government authorities. ASC Topic 270 requires certain disclosures in interim financial statements around the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Note 2 — Revenue and Related Matters provides additional information regarding the Company's revenues.

Acquisition and divestiture activities. The Company recognized $1.6 million and $2.8 million of Acquisition and integration charges during the three months ended March 31, 2020 and 2019, respectively. Acquisition and integration charges reflect additional costs and expenses resulting from our acquisitions and include, among other items, professional fees, severance and stock-based compensation charges. Although the Company did not complete any business acquisitions during the three months ended March 31, 2020 or 2019, it paid $2.3 million of restricted cash in 2019 for deferred consideration from a 2017 acquisition.

During the three months ended March 31, 2019, the Company recorded a pretax Loss from divested operations of $2.1 million, primarily due to adjustments of certain working capital balances related to divestitures that were completed in 2018. There were no divestitures completed during the three months ended March 31, 2019 and 2020.

Adoption of new accounting standards. The Company adopted the accounting standards described below during the three months ended March 31, 2020.

Implementation Costs in a Cloud Computing Arrangement — In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU No. 2018-15"). ASU No. 2018-15 aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Costs that are capitalized under ASU No. 2018-15 will be expensed over the term of the cloud computing arrangement. Gartner adopted ASU No. 2018-15 on January 1, 2020 on a prospective basis. The adoption of ASU No. 2018-15 did not have a material impact on the Company's condensed consolidated financial statements.

Fair Value Measurement Disclosures — In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement ("ASU No. 2018-13"). ASU No. 2018-13, which is part of the FASB's broader disclosure framework project, modifies and supplements the current U.S. GAAP disclosure requirements pertaining to fair value measurements, with an emphasis on Level 3 disclosures of the valuation hierarchy. Gartner adopted ASU No. 2018-13 on January 1, 2020. The adoption of ASU No. 2018-13 did not have a material impact on the Company's condensed consolidated financial statements.

Goodwill Impairment — In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other - Simplifying the Test for Goodwill Impairment ("ASU No. 2017-04"). ASU No. 2017-04 simplifies the determination of the amount of goodwill to be potentially charged off by eliminating Step 2 of the goodwill impairment test under current U.S. GAAP. Gartner adopted ASU No. 2017-04 on January 1, 2020. The adoption of ASU No. 2017-04 did not have a material impact on the Company's condensed consolidated financial statements.

Financial Instrument Credit Losses — In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses ("ASU No. 2016-13"). ASU No. 2016-13 amends the current financial instrument impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. Gartner adopted ASU No. 2016-13 on January 1, 2020 with no cumulative effect adjustment to the Company's opening retained earnings. The Company applied the expected credit loss model to its fees receivable balance on January 1, 2020 using a historical loss rate method. The Company’s trade receivables are collected fairly quickly and its credit losses have historically been low. The adoption of ASU No. 2016-13 did not have a material impact on the Company's condensed consolidated financial statements.

Accounting standards issued but not yet adopted. The FASB has issued accounting standards that have not yet become effective and may impact the Company’s consolidated financial statements or related disclosures in future periods. Those standards and their potential impact are discussed below.

Accounting standard effective immediately upon voluntary election by Gartner

Reference Rate Reform — In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform—Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU No. 2020-04"). ASU No. 2020-04 provides that an entity can elect not to apply certain required modification accounting in U.S. GAAP to contracts where all changes to the critical terms relate to reference rate reform (e.g., the expected discontinuance of LIBOR and the transition to an alternative reference interest rate, etc.). In addition, the rule provides optional expedients and exceptions that enable entities to continue to apply hedge accounting for hedging relationships where one or more of the critical terms change due to reference rate reform. The rule became effective for all entities as of March 12, 2020 and will generally no longer be available to apply after December 31, 2022. The Company is currently evaluating the potential impact of ASU No. 2020-04 on its consolidated financial statements, including the rule’s potential impact on any debt modifications or other contractual changes in the future that may result from reference rate reform.

Accounting standard effective in the fourth quarter of 2020

Defined Benefit Plan Disclosures — In August 2018, the FASB issued ASU No. 2018-14, Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans ("ASU No. 2018-14"). ASU No. 2018-14, which is part of the FASB's broader disclosure framework project, modifies and supplements the current U.S. GAAP annual disclosure requirements for employers that sponsor defined benefit pension plans. ASU No. 2018-14 is effective for Gartner in the fourth quarter of 2020. ASU No. 2018-14 must be adopted on a retroactive basis and applied to each comparative period presented in an entity's financial statements. The adoption of ASU No. 2018-14 is currently not expected to have a material impact on the Company's financial statement disclosures.

Accounting standard effective in 2021

Simplifying the Accounting for Income Taxes — In December 2019, the FASB issued ASU No. 2019-12, Income Taxes—Simplifying the Accounting for Income Taxes ("ASU No. 2019-12"). ASU No. 2019-12 provides new guidance to simplify the accounting for income taxes in certain areas, changes the accounting for select income tax transactions and makes minor ASC improvements. ASU No. 2019-12 is effective for Gartner on January 1, 2021, including interim periods in the year of adoption. Early adoption is permitted. The method of adoption varies depending on the component of the new rule that is being adopted. The Company is currently evaluating the potential impact of ASU No. 2019-12 on our consolidated financial statements.

Note 2 — Revenue and Related Matters

Disaggregated Revenue — The Company's disaggregated revenue by reportable segment is presented in the tables below for the periods indicated (in thousands).

By Primary Geographic Market (1)

Three Months Ended March 31, 2020

Primary Geographic Market	Research	Conferences	Consulting	Total
United States and Canada	$590,156	$5,980	$54,163	$650,299
Europe, Middle East and Africa	205,939	2,147	30,082	238,168
Other International	113,196	5,743	11,485	130,424
Total revenues	$909,291	$13,870	$95,730	$1,018,891

Three Months Ended March 31, 2019

Primary Geographic Market	Research	Conferences	Consulting	Total
United States and Canada	$527,233	$29,007	$55,093	$611,333
Europe, Middle East and Africa	193,955	17,197	29,934	241,086
Other International	104,186	5,728	8,111	118,025
Total revenues	$825,374	$51,932	$93,138	$970,444

(1)Revenue is reported based on where the sale is fulfilled.

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

By Timing of Revenue Recognition

Three Months Ended March 31, 2020

Timing of Revenue Recognition	Research	Conferences	Consulting	Total
Transferred over time (1)	$829,212	$—	$81,408	$910,620
Transferred at a point in time (2)	80,079	13,870	14,322	108,271
Total revenues	$909,291	$13,870	$95,730	$1,018,891

Three Months Ended March 31, 2019

Timing of Revenue Recognition	Research	Conferences	Consulting	Total
Transferred over time (1)	$752,798	$—	$78,957	$831,755
Transferred at a point in time (2)	72,576	51,932	14,181	138,689
Total revenues	825,374	$51,932	$93,138	$970,444

(1)Research revenues were recognized in connection with performance obligations that were satisfied over time using a time-elapsed output method to measure progress. Consulting revenues were recognized over time using labor hours as an input measurement basis.
(2)The revenues in this category were recognized in connection with performance obligations that were satisfied at the point in time that the contractual deliverables were provided to the customer.

Performance Obligations — For customer contracts that are greater than one year in duration, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2020 was approximately $3.1 billion. The Company expects to recognize $1,526.7 million, $1,220.0 million and $311.6 million of this revenue (most of which pertains to Research) during the remainder of 2020, the year ending December 31, 2021 and thereafter, respectively. The Company applies a practical expedient that is permitted under ASC Topic 606 and, accordingly, it does not disclose such performance obligation information for customer contracts that have original durations of one year or less. Our performance obligations for contracts meeting this ASC Topic 606 disclosure exclusion primarily include: (i) stand-ready services under Research subscription contracts; (ii) holding conferences and meetings where attendees and exhibitors can participate; and (iii) providing customized Consulting solutions for clients under fixed fee and time and materials engagements. The remaining duration of these performance obligations is generally less than one year, which aligns with the period that the parties have enforceable rights and obligations under the affected contracts.

Customer Contract Assets and Liabilities — The timing of the recognition of revenue and the amount and timing of our billings and cash collections, including upfront customer payments, result in the recognition of both assets and liabilities on our consolidated balance sheet. The table below provides information regarding certain of the Company’s balance sheet accounts that pertain to its contracts with customers (in thousands).

	March 31,	December 31,
	2020	2019
Assets:
Fees receivable, gross (1)	$1,157,565	$1,334,012
Contract assets recorded in Prepaid expenses and other current assets (2)	$19,558	$21,350
Contract liabilities:
Deferred revenues (current liability) (3)	$1,847,384	$1,928,020
Non-current deferred revenues recorded in Other liabilities (3)	17,231	24,409
Total contract liabilities	$1,864,615	$1,952,429

(1)Fees receivable represent an unconditional right of payment from our customers and include both billed and unbilled amounts.
(2)Contract assets represent recognized revenue for which we do not have an unconditional right to payment as of the balance sheet date because the project may be subject to a progress billing milestone or some other billing restriction.
(3)Deferred revenues represent amounts (i) for which the Company has received an upfront customer payment or (ii) that pertain to recognized fees receivable. Both situations occur before the completion of our performance obligation(s).

The Company recognized revenue of $658.4 million and $650.1 million during the three months ended March 31, 2020 and 2019, respectively, that was attributable to deferred revenues that were recorded at the beginning of each such period. Those amounts primarily consisted of (i) Research revenues that were recognized ratably as control of the goods or services passed to the customer and (ii) Conferences revenue pertaining to conferences and meetings that occurred during the reporting periods. During each of the three months ended March 31, 2020 and 2019, the Company did not record any material impairments related to its contract assets. The Company does not typically recognize revenue from performance obligations satisfied in prior periods.

Note 3 — Computation of Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS reflects the potential dilution of securities that could share in earnings. When the impact of common share equivalents is anti-dilutive, they are excluded from the calculation.

The table below sets forth the calculation of basic and diluted income per share for the periods indicated (in thousands, except per share data).

	Three Months Ended
	March 31,
	2020	2019
Numerator:
Net income used for calculating basic and diluted income per common share	$75,097	$20,795
Denominator:
Weighted average common shares used in the calculation of basic income per share	89,219	89,882
Common stock equivalents associated with stock-based compensation plans (1)	847	1,122
Shares used in the calculation of diluted income per share	90,066	91,004
Basic income per share	$0.84	$0.23
Diluted income per share	$0.83	$0.23

(1)Certain common stock equivalents were not included in the computation of diluted income per share because the effect would have been anti-dilutive. These common share equivalents totaled 0.7 million and 0.2 million for the three months ended March 31, 2020 and 2019, respectively.

Note 4 — Stock-Based Compensation

The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company currently awards stock-settled stock appreciation rights, service-based and performance-based restricted stock units, and common stock equivalents. As of March 31, 2020, the Company had 4.1 million shares of its common stock, par value $0.0005 per share, (the “Common Stock”) available for stock-based compensation awards under its 2014 Long-Term Incentive Plan.

The tables below summarize the Company's stock-based compensation expense by award type and expense category line item during the periods indicated (in millions).

	Three Months Ended
	March 31,
Award type	2020	2019
Stock appreciation rights	$1.7	$3.9
Restricted stock units	23.2	27.7
Common stock equivalents	0.2	0.2
Total (1)	$25.1	$31.8

	Three Months Ended
	March 31,
Expense category line item	2020	2019
Cost of services and product development	$12.1	$11.3
Selling, general and administrative	13.0	20.4
Acquisition and integration charges (2)	—	0.1
Total (1)	$25.1	$31.8

(1) Includes charges of $11.6 million and $20.9 million during the three months ended March 31, 2020 and 2019, respectively, for awards to retirement-eligible employees. Those awards vest on an accelerated basis.
(2) Includes charges related to acquisitions and related integration efforts.

Note 5 — Segment Information

The Company's products and services are delivered through three segments – Research, Conferences and Consulting, as described below.

•Research provides trusted, objective insights and advice on the mission-critical priorities of leaders across all functional areas of an enterprise through reports, briefings, proprietary tools, access to our research experts, peer networking services and membership programs that enable our clients to drive organizational performance.

•Conferences provides business professionals across an organization the opportunity to learn, share and network. From our Gartner Symposium/Xpo series, to industry-leading conferences focused on specific business roles and topics, to peer-driven sessions, our offerings enable attendees to experience the best of Gartner insight and advice live.

•Consulting combines the power of Gartner market-leading research with custom analysis and on-the-ground support to help chief information officers and other senior executives driving technology-related strategic initiatives move confidently from insight to action.

The Company evaluates segment performance and allocates resources based on gross contribution margin. Gross contribution, as presented in the tables below, is defined as operating income or loss excluding certain Cost of services and product development expenses, Selling, general and administrative expenses, Depreciation, Amortization of intangibles, and Acquisition and integration charges. Certain bonus and fringe benefit costs included in consolidated Cost of services and product development are not allocated to segment expense. The accounting policies used by the reportable segments are the same as those used by the Company. There are no intersegment revenues. The Company does not identify or allocate assets, including capital expenditures, by reportable segment. Accordingly, assets are not reported by segment because the information is not available by segment and is not reviewed in the evaluation of segment performance or in making decisions regarding the allocation of resources.

The tables below present information about the Company’s reportable segments for the periods indicated (in thousands).

Three Months Ended March 31, 2020	Research	Conferences	Consulting	Consolidated
Revenues	$909,291	$13,870	$95,730	$1,018,891
Gross contribution	653,469	(6,060)	29,382	676,791
Corporate and other expenses				(552,073)
Operating income				$124,718

Three Months Ended March 31, 2019	Research	Conferences	Consulting	Consolidated
Revenues	$825,374	$51,932	$93,138	$970,444
Gross contribution	575,168	18,876	28,718	622,762
Corporate and other expenses				(573,963)
Operating income				$48,799

The table below provides a reconciliation of total segment gross contribution to net income for the periods indicated (in thousands).

	Three Months Ended
	March 31,
	2020	2019
Total segment gross contribution	$676,791	$622,762
Costs and expenses:
Cost of services and product development - unallocated (1)	(822)	(1,037)
Selling, general and administrative	496,639	518,770
Depreciation and amortization	54,696	53,458
Acquisition and integration charges	1,560	2,772
Operating income	124,718	48,799
Interest expense and other, net	(27,864)	(25,671)
Loss from divested operations	—	(2,075)
Less: Provision for income taxes	21,757	258
Net income	$75,097	$20,795

(1)The unallocated amounts consist of certain bonus and fringe costs recorded in consolidated Cost of services and product development that are not allocated to segment expense. The Company's policy is to allocate bonuses to segments at 100% of a segment employee's target bonus. Amounts above or below 100% are absorbed by corporate.

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

When performing our annual assessment of the recoverability of goodwill, we initially perform a qualitative analysis evaluating whether any events or circumstances occurred or exist that provide evidence that it is more likely than not that the fair value of any of our reporting units is less than the related carrying amount. If we do not believe that it is more likely than not that the fair value of any of our reporting units is less than the related carrying amount, then no quantitative impairment test is performed. However, if the results of our qualitative assessment indicate that it is more likely than not that the fair value of a reporting unit is less than its respective carrying amount, then we perform a quantitative impairment test. Evaluating the recoverability of goodwill requires judgments and assumptions regarding future trends and events. As a result, both the precision and reliability of our estimates are subject to uncertainty.

Our most recent annual impairment test of goodwill was a qualitative analysis conducted during the quarter ended September 30, 2019 that indicated no impairment. There were no events or changes in circumstances which indicate that the carrying value of goodwill may not be recoverable during the three months ended March 31, 2020.

The table below presents changes to the carrying amount of goodwill by segment during the three months ended March 31, 2020 (in thousands).

	Research	Conferences	Consulting	Total
Balance at December 31, 2019 (1)	$2,651,060	$189,641	$97,025	$2,937,726
Foreign currency translation impact	(8,718)	(1,278)	(64)	(10,060)
Balance at March 31, 2020	$2,642,342	$188,363	$96,961	$2,927,666

(1)The Company does not have any accumulated goodwill impairment losses.

Finite-Lived Intangible Assets

The tables below present reconciliations of the carrying amounts of the Company's finite-lived intangible assets as of the dates indicated (in thousands).

March 31, 2020	Customer Relationships	Software	Content	Other	Total
Gross cost at December 31, 2019	$1,145,109	$111,033	$14,140	$30,838	$1,301,120
Foreign currency translation impact	(36,507)	(1,171)	(175)	(72)	(37,925)
Gross cost	1,108,602	109,862	13,965	30,766	1,263,195
Accumulated amortization (1)	(299,121)	(66,478)	(12,302)	(21,144)	(399,045)
Balance at March 31, 2020	$809,481	$43,384	$1,663	$9,622	$864,150

December 31, 2019	Customer Relationships	Software	Content	Other	Total
Gross cost	$1,145,109	$111,033	$14,140	$30,838	$1,301,120
Accumulated amortization (1)	(283,369)	(61,564)	(11,225)	(19,875)	(376,033)
Balance at December 31, 2019	$861,740	$49,469	$2,915	$10,963	$925,087

(1) Finite-lived intangible assets are amortized using the straight-line method over the following periods: Customer relationships—4 to 13 years; Software—3 to 7 years; Content—1.5 to 4 years; and Other—2 to 11 years.

Amortization expense related to finite-lived intangible assets was $32.2 million and $33.7 million during the three months ended March 31, 2020 and 2019, respectively. The estimated future amortization expense by year for finite-lived intangible assets is presented in the table below (in thousands).

2020 (remaining nine months)	$91,192
2021	102,091
2022	92,339
2023	92,323
2024	87,064
Thereafter	399,141
$864,150

Note 7 — Debt

2016 Credit Agreement

The Company has a credit facility that currently provides for a $1.5 billion Term loan A facility and a $1.2 billion revolving credit facility (the "2016 Credit Agreement"). The 2016 Credit Agreement contains certain customary restrictive loan covenants, including, among others, financial covenants that apply a maximum consolidated leverage ratio and a minimum consolidated interest expense coverage ratio. The Company was in full compliance with all covenants as of March 31, 2020.

The Term loan A facility is being repaid in 16 consecutive quarterly installments that commenced on June 30, 2017, plus a final payment to be made on March 20, 2022. The revolving credit facility may be borrowed, repaid and re-borrowed through March 20, 2022, at which time all then-outstanding amounts must be repaid.

Refer to Note 15 for additional information regarding the Company’s 2016 Credit Agreement.

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

Outstanding Borrowings

The table below summarizes the Company’s total outstanding borrowings as of the dates indicated (in thousands).

	March 31,	December 31,
Description:	2020	2019
2016 Credit Agreement - Term loan A facility (1)	$1,225,125	$1,252,969
2016 Credit Agreement - Revolving credit facility (1), (2)	175,000	148,000
Senior Notes (3)	800,000	800,000
Other (4)	6,422	6,545
Principal amount outstanding (5)	2,206,547	2,207,514
Less: deferred financing fees (6)	(22,271)	(23,908)
Net balance sheet carrying amount	$2,184,276	$2,183,606

(1)The contractual annualized interest rate as of March 31, 2020 on the Term loan A facility and the revolving credit facility was 2.49%, which consisted of a floating Eurodollar base rate of 0.99% plus a margin of 1.50%. However, the Company has interest rate swap contracts that effectively convert the floating Eurodollar base rates on outstanding amounts to a fixed base rate.

(2)The Company had approximately $1.0 billion of available borrowing capacity on the revolver (not including the expansion feature) as of March 31, 2020.
(3)Consists of $800.0 million principal amount of Senior Notes outstanding. The Senior Notes bear interest at a fixed rate of 5.125% and mature on April 1, 2025.
(4)Consists of two State of Connecticut economic development loans. One of the loans originated in 2012, has a 10-year maturity and the outstanding balance of $1.4 million as of March 31, 2020 bears interest at a fixed rate of 3.00%. The second loan has a 10-year maturity and bears interest at a fixed rate of 1.75%. Both of these loans may be repaid at any time by the Company without penalty.
(5)The weighted average annual effective rate on the Company's outstanding debt for the three months ended March 31, 2020, including the effects of its interest rate swaps discussed below, was 4.43%.
(6)Deferred financing fees are being amortized to Interest expense, net over the term of the related debt obligation.

Interest Rate Swaps

As of March 31, 2020, the Company had four fixed-for-floating interest rate swap contracts with a total notional value of $1.4 billion that mature through 2025. The Company designates the swaps as accounting hedges of the forecasted interest payments on $1.4 billion of its variable-rate borrowings. The Company pays base fixed rates on these swaps ranging from 2.13% to 3.04% and in return receives a floating Eurodollar base rate on 30-day notional borrowings.

The Company accounts for its interest rate swap contracts as cash flow hedges in accordance with FASB ASC Topic 815. Because the swaps hedge forecasted interest payments, changes in the fair values of the swaps are recorded in accumulated other comprehensive income (loss), a component of stockholders' equity, as long as the swaps continue to be highly effective hedges of the designated interest rate risk. Any ineffective portion of a change in the fair value of a hedge is recorded in earnings. All of the Company's interest rate swaps were considered highly effective hedges of the forecasted interest payments as of both March 31, 2020 and December 31, 2019. The interest rate swaps had negative unrealized fair values (liabilities) of $126.3 million and $64.8 million as of March 31, 2020 and December 31, 2019, respectively. Such amounts were deferred and recorded in Accumulated other comprehensive loss, net of tax effect. See Note 11 — Fair Value Disclosures for the determination of the fair values of Company's interest rate swaps.

Note 8 — Equity

Share Repurchase Authorization

The Company has a $1.2 billion board authorization to repurchase its common stock, of which $0.7 billion remained available as of March 31, 2020. The Company may repurchase its common stock from time-to-time in amounts, at prices and in the manner that the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended), accelerated share repurchases, private transactions or other transactions and will be funded by cash on hand and borrowings. The Company’s share repurchase activity is presented in the table below for the periods indicated.

	Three Months Ended
	March 31,
	2020	2019
Number of shares repurchased (1)	417,707	212,424
Cash paid for repurchased shares (in thousands) (2)	$73,164	$44,839

(1) The average purchase price for repurchased shares was $151.22 and $140.46 for the three months ended March 31, 2020 and 2019, respectively. The repurchased shares during the three months ended March 31, 2020 included purchases for both stock-based compensation awards and open market purchases. All of the shares repurchased during the three months ended March 31, 2019 related to the settlement of the Company's stock-based compensation awards.
(2) The cash paid for repurchased shares during the three months ended March 31, 2020 included open market purchases with trade dates in December 2019 that settled in January 2020.

Accumulated Other Comprehensive Income (Loss), net ("AOCI/L")

The tables below provide information about the changes in AOCI/L by component and the related amounts reclassified out of AOCI/L to income during the periods indicated (net of tax, in thousands) (1).

Three Months Ended March 31, 2020

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2019	$(47,164)	$(8,584)	$(22,190)	$(77,938)
Other comprehensive income (loss) activity during the period:
Change in AOCI/L before reclassifications to income	(47,054)	—	(46,381)	(93,435)
Reclassifications from AOCI/L to income (2), (3)	2,322	79	—	2,401
Other comprehensive income (loss) for the period	(44,732)	79	(46,381)	(91,034)
Balance – March 31, 2020	$(91,896)	$(8,505)	$(68,571)	$(168,972)

Three Months Ended March 31, 2019

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2018	$(7,770)	$(5,738)	$(26,359)	$(39,867)
Other comprehensive income (loss) activity during the period:
Change in AOCI/L before reclassifications to income	(12,853)	—	(7,236)	(20,089)
Reclassifications from AOCI/L to income (2), (3)	(1,652)	42	—	(1,610)
Other comprehensive income (loss) for the period	(14,505)	42	(7,236)	(21,699)
Balance – March 31, 2019	$(22,275)	$(5,696)	$(33,595)	$(61,566)

(1)Amounts in parentheses represent debits (deferred losses).
(2)The reclassifications related to interest rate swaps (cash flow hedges) were recorded in Interest expense, net. See Note 7 — Debt and Note 10 — Derivatives and Hedging for information regarding the cash flow hedges.
(3)The reclassifications related to defined benefit pension plans were recorded in Other expense, net. See Note 12 – Employee Benefits for information regarding the Company’s defined benefit pension plans.

Note 9 — Income Taxes

The provision for income taxes for the three months ended March 31, 2020 and 2019 was an expense of $21.8 million and $0.3 million, respectively. The effective income tax rate was 22.5% and 1.2% for the three months ended March 31, 2020 and 2019, respectively. The quarter-over-quarter increase in the effective income tax rate was primarily due to the relative impact of tax benefits from stock-based compensation. These benefits, approximately $5.9 million and $7.2 million for the first three months of 2020 and 2019 respectively, had less of an impact in reducing the effective tax rate for the period in 2020 on pretax income of $96.9 million as compared to the same period in 2019 on pretax income of $21.1 million.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law in the United States. The CARES Act provides a substantial stimulus and assistance package intended to address the impact of the COVID-19 pandemic. It includes provisions for the deferral of certain taxes and the acceleration of income tax deductions for certain expenses. The Company continues to monitor and record any effects that may result from the CARES Act as well as ongoing government guidance related to COVID-19 that may be issued.

In April 2020, the Company completed an intercompany sale of certain intellectual property that it expects will have a material favorable tax impact on the Company’s second quarter 2020 financial results. The Company's intellectual property footprint continues to evolve and this may result in tax rate volatility in the future.

The Company had gross unrecognized tax benefits of $103.7 million at March 31, 2020 and $102.8 million at December 31, 2019. It is reasonably possible that gross unrecognized tax benefits will decrease by approximately $9.9 million within the next twelve months due to the anticipated closure of audits and the expiration of certain statutes of limitation.

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

March 31, 2020
Derivative Contract Type	Number of Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in AOCI/L
Interest rate swaps (1)	4	$1,400,000	$(126,317)	Other liabilities	$(91,896)
Foreign currency forwards (2)	43	227,817	(559)	Accrued liabilities	—
Total	47	$1,627,817	$(126,876)		$(91,896)

December 31, 2019
Derivative Contract Type	Number of Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in AOCI/L
Interest rate swaps (1)	4	$1,400,000	$(64,831)	Other liabilities	$(47,164)
Foreign currency forwards (2)	176	604,858	59	Other current assets	—
Total	180	$2,004,858	$(64,772)		$(47,164)

(1)The interest rate swaps have been designated and are accounted for as cash flow hedges of the forecasted interest payments on borrowings. As a result, changes in the fair values of the swaps are deferred and recorded in AOCI/L, net of tax effect. Note 7 — Debt provides additional information regarding the Company's interest rate swap contracts.
(2)The Company has foreign exchange transaction risk because it typically enters into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currency. The Company enters into short-term foreign currency forward exchange contracts to mitigate the cash flow risk associated with changes in foreign currency rates on forecasted foreign currency transactions. These contracts are accounted for at fair value with realized and unrealized gains and losses recognized in Other income (expense), net because the Company does not designate these contracts as hedges for accounting purposes. All of the outstanding foreign currency forward exchange contracts at March 31, 2020 matured before April 30, 2020.
(3)See Note 11 — Fair Value Disclosures for the determination of the fair values of these instruments.

At March 31, 2020, all of the Company’s derivative counterparties were investment grade financial institutions. The Company did not have any collateral arrangements with its derivative counterparties and none of the derivative contracts contained credit-risk related contingent features. The table below provides information regarding amounts recognized in the accompanying Condensed Consolidated Statements of Operations for derivative contracts for the periods indicated (in thousands).

	Three Months Ended
	March 31,
Amount recorded in:	2020	2019
Interest (income) expense, net (1)	$3,192	$(2,271)
Other expense, net (2)	12,599	(1,838)
Total expense (income), net	$15,791	$(4,109)

(1)Consists of interest (income) expense from interest rate swap contracts.
(2)Consists of net realized and unrealized gains and losses on foreign currency forward contracts.

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

The table below presents the fair values of certain financial assets and liabilities (in thousands).

Description	March 31, 2020	December 31, 2019
Assets:
Values based on Level 1 inputs:
Deferred compensation plan assets (1)	$5,612	$2,277
Total Level 1 inputs	5,612	2,277
Values based on Level 2 inputs:
Deferred compensation plan assets (1)	59,948	73,419
Foreign currency forward contracts (2)	140	1,558
Total Level 2 inputs	60,088	74,977
Total Assets	$65,700	$77,254
Liabilities:
Values based on Level 2 inputs:
Deferred compensation plan liabilities (1)	$67,802	$79,556
Foreign currency forward contracts (2)	699	1,499
Interest rate swap contracts (3)	126,317	64,831
Senior Notes due 2025 (4)	788,432	835,384
Total Level 2 inputs	983,250	981,270
Total Liabilities	$983,250	$981,270

(1)The Company has a deferred compensation plan for the benefit of certain highly compensated officers, managers and other key employees. The assets consist of investments in money market funds, mutual funds and company-owned life insurance contracts, which are valued based on Level 1 or Level 2 inputs. The related deferred compensation plan liabilities are recorded at fair value, or the estimated amount needed to settle the liability, which the Company considers to be a Level 2 input.

(2)The Company enters into foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates (see Note 10 — Derivatives and Hedging). Valuation of these contracts is based on observable foreign currency exchange rates in active markets, which the Company considers to be a Level 2 input.
(3)The Company has interest rate swap contracts that hedge the risk of variability from interest payments on its borrowings (see Note 7 — Debt). The fair values of interest rate swaps are based on mark-to-market valuations prepared by a third-party broker. Those valuations are based on observable interest rates from recently executed market transactions and other observable market data, which the Company considers to be Level 2 inputs. The Company independently corroborates the reasonableness of the valuations prepared by the third-party broker by using an electronic quotation service.
(4)As discussed in Note 7 — Debt, the Company has $800.0 million of principal amount fixed-rate Senior Notes due in 2025. The estimated fair values of the notes was derived from quoted market prices provided by an independent dealer, which the Company considers to be a Level 2 input. The carrying amounts of the Senior Notes were $785.6 million and $785.0 million as of March 31, 2020 and December 31, 2019, respectively.

Note 12 — Employee Benefits

The Company has defined benefit pension plans at several of its international locations. Benefits earned and paid under those plans are generally based on years of service and level of employee compensation. The Company’s defined benefit pension plans are accounted for in accordance with FASB ASC Topics 715 and 960. Net periodic pension expense was $1.1 million and $0.8 million for the three months ended March 31, 2020 and 2019, respectively.

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

Indemnifications. The Company has various agreements that may obligate us to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to matters such as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of March 31, 2020, the Company did not have any material payment obligations under any such indemnification agreements.

Note 14 — Leases

The Company’s leasing activities are primarily for facilities under cancelable and non-cancelable lease agreements expiring during 2020 and through 2038. These facilities support our executive and administrative activities sales, systems support, operations, and other functions. The Company also has leases for office equipment and other assets, which are not significant. Certain of these lease agreements include (i) renewal options to extend the lease term for up to five years and/or (ii) options to terminate the agreement within one year. Additionally, certain of the Company’s lease agreements provide standard recurring escalations of lease payments for, among other things, increases in a lessor’s maintenance costs and taxes. Under some lease agreements, the Company may be entitled to allowances, free rent, lessor-financed tenant improvements and other incentives. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

Description:	Three Months Ended March 31, 2020
Operating lease cost (1)	$37,961
Variable lease cost (2)	4,403
Sublease income	(11,090)
Total lease cost, net (3)	$31,274
Cash paid for amounts included in the measurement of operating lease liabilities	$34,936
Cash receipts from sublease arrangements	$9,417
Right-of-use assets obtained in exchange for new operating lease liabilities	$14,919

(1)Included in operating lease cost was $10.6 million of costs for subleasing activities during the three months ended March 31, 2020.
(2)These amounts are primarily variable lease and nonlease costs that were not fixed at the lease commencement date or are dependent on something other than an index or a rate.
(3)The Company did not capitalize any operating lease costs during the three months ended March 31, 2020.

The table below indicates where the discounted operating lease payments from the above table are classified in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2020 (in thousands).

Description:
Accounts payable and accrued liabilities	$76,724
Operating leases - liabilities	813,883
Total operating lease liabilities per the Condensed Consolidated Balance Sheet	$890,607

Note 15 — Subsequent Events

On April 1, 2020, the Company drew down an additional $300 million under the revolving credit facility to increase its cash position and preserve financial flexibility in light of current uncertainty in the global market.

In April 2020, the Company committed to workforce reductions and implemented an employee furlough program within the Conferences segment, affecting approximately 45% of total Conference employees (approximately 3% of total Company employees). The majority of terminations and furloughs were effective April 30, 2020. The Company expects to incur an aggregate of approximately $5 million to $6 million in costs relating to these workforce reductions. The Company expects the majority of these charges to be incurred and paid in the second quarter of 2020.

On May 6, 2020, the 2016 Credit Agreement was amended with the consent of the required lenders to, among other things,modify certain financial maintenance covenants to provide additional flexibility to Gartner through December 31, 2021. The amendment increases the maximum consolidated leverage ratio to 5.00 to 1.00 and the maximum consolidated secured leverage ratio to 3.75 to 1.00 (each as determined in accordance with the 2016 Credit Agreement), in each case for fiscal quarters ending on June 30, 2020 through and including December 31, 2021. The amendment only increases the applicable margin for all outstanding Revolving Loans and Tranche A Term Loans (each as defined in the 2016 Credit Agreement) to the extent the consolidated leverage ratio (as determined in accordance with the Credit Agreement) exceeds 4.50 to 1.00.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this Management’s Discussion and Analysis (“MD&A”) is to facilitate an understanding of significant factors influencing the quarterly operating results, financial condition and cash flows of Gartner, Inc. Additionally, the MD&A conveys our expectations of the potential impact of known trends, events or uncertainties that may impact future results. You should read this discussion in conjunction with our condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Form 10-K"). Historical results and percentage relationships are not necessarily indicative of operating results for future periods. References to “Gartner,” the "Company,” “we,” “our” and “us” in this MD&A are to Gartner, Inc. and its consolidated subsidiaries.

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

We operate in a very competitive and rapidly changing environment that involves numerous risks and uncertainties, some of which are beyond our control. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future quarterly and annual revenues, operating income, results of operations and cash flows, as well as any forward-looking statement, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in our forward-looking statements include, among others, the following: uncertainty of the magnitude, duration, geographic reach and impact on the global economy of the COVID-19 pandemic; the current, and uncertain future, impact of the COVID-19 pandemic and governments’ responses to it on our business, growth, reputation, projections, prospects, financial condition, operations, cash flows, and liquidity; the adequacy or effectiveness or steps we take to respond to the crisis, including cost reduction or other mitigation programs; the timing of our Gartner Symposium/Xpo series that normally occurs during the fourth quarter, as well as our other conferences and meetings; the amount of new business generated, including from acquisitions; the mix of domestic and international business; domestic and international economic conditions; the U.K.’s exit from the European Union and its impact on our results; the impact of changes in tax policy and heightened scrutiny from various taxing authorities globally; changes in market demand for our products and services; changes in foreign currency rates; changes in macroeconomic and market conditions and market volatility (including developments and volatility arising from the COVID-19 pandemic), including interest rates and the effect on the credit markets and access to capital; the timing of the development, introduction and marketing of new products and services; competition in the industry; the payment of performance compensation; uncertainty from the expected discontinuance of LIBOR and transition to any other interest rate benchmark; and other risks and uncertainties detailed in this Form 10-Q and our most recent Form 10-K and other filings that we make with the SEC. The potential fluctuations in our operating income could cause period-to-period comparisons of operating results not to be meaningful and could provide an unreliable indication of future operating results. A description of the risk factors associated with our business is included under “Risk Factors” in Part I, Item 1A. of the 2019 Form 10-K, which is incorporated herein by reference and "Risk Factors" in Part II, Item 2A of this Form 10-Q.

Forward-looking statements are subject to risks, estimates and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements, and are currently, or in the future could be, amplified by the COVID-19 pandemic. Factors that might cause such a difference include, but are not limited to, those listed above or described under “Item 1A. Risk Factors” in the 2019 Form 10-K and "Risk Factors" in Part II, Item 2A of this Form 10-Q. Readers should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date hereof, and forward-looking statements in documents attached that are incorporated by reference speak only as of the date of those documents. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.

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

•Research provides trusted, objective insights and advice on the mission-critical priorities of leaders across all functional areas of an enterprise through reports, briefings, proprietary tools, access to our research experts, peer networking services and membership programs that enable our clients to drive organizational performance.

•Conferences provides business professionals across an organization the opportunity to learn, share and network. From our Gartner Symposium/Xpo series, to industry-leading conferences focused on specific business roles and topics, to peer-driven sessions, our offerings enable attendees to experience the best of Gartner insight and advice live.

•Consulting combines the power of Gartner market-leading research with custom analysis and on-the-ground support to help chief information officers and other senior executives driving technology-related strategic initiatives move confidently from insight to action.

COVID-19 Impact

In December 2019, a novel coronavirus disease (“COVID-19”) was reported in Wuhan, China and on March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. The virus has since spread to nearly all regions in the world and has created significant uncertainties and disruption in the global economy. Gartner is closely monitoring the pandemic-related developments, and our highest priority is the health and safety of our associates, clients, vendors, partners, and other stakeholders. We are working closely with our clients to provide best in class COVID-19 related research to assist them in achieving their mission critical priorities.

As a result of the COVID-19 pandemic, we have temporarily closed Gartner offices (including our corporate headquarters) in the United States, United Kingdom, Europe, parts of Asia and several other impacted locations and implemented significant travel restrictions. Though many of our employees continue to work remotely, these changes impact the normal operation of our business. We cannot predict when or how we will begin to lift the actions put in place as part of our business continuity plans, including work from home requirements and travel restrictions. As of the date of this filing, we do not believe our work from home protocol has affected our internal controls over financial reporting.

We have seen negative impacts to all of our segments with Conferences being the most impacted. The majority of our 2020 destination conferences and over half of our Evanta conferences have been cancelled. Most of the remaining conferences are scheduled to be held in the fourth quarter of 2020. At the date of this filing, the expected impact of the cancellations is a reduction of planned revenue and contribution margin of $214 million and $128 million, respectively, for the year ended December 31, 2020. Additionally, for any conferences that are held later in 2020, we will likely have reduced revenues relative to plan. The safety of our associates and clients remain our top priority so the conferences will be held only if we determine the relevant impacts of COVID-19 have sufficiently receded in the jurisdictions where our conferences are to be held.

In connection with the cancellation of the majority of our 2020 conferences noted above, in April 2020, we committed to workforce reductions and implemented an employee furlough program in our Conferences segment affecting approximately 45% of total Conference employees (approximately 3% of our total employees). The majority of terminations and furloughs were effective April 30, 2020. We expect to incur an aggregate of approximately $5 million to $6 million in costs relating to these workforce reductions. We expect the majority of these charges to be incurred and paid in the second quarter of 2020.

As of March 31, 2020, we had $10 million recorded in Prepaid expenses and other current assets on the balance sheet related to cancelled conferences. We expect to recover the majority of these and potential termination costs for future conferences through either force majeure clauses in our vendor contracts or event cancellation insurance claims. For cancelled conferences, our event cancellation insurance enables us to receive an amount up to the lost contribution margin per conference. The timing of receiving the insurance claims is uncertain so we will not record any insurance claims in excess of expenses incurred until the receipt of the insurance proceeds.

Our Research segment has started to experience a slowdown as CV growth was 10.6% in the first quarter of 2020 compared to 11.7%, in the fourth quarter of 2019. CV growth slowed late in the quarter as the global virus response led to lower new business growth and lower retention rates. However, because our revenue and CV have been historically stable and predictable as a result of our subscription-based business model, we are only expecting a modest decrease in Research revenue for the remainder of the year. Slower CV growth this year however may lead to slower research revenue growth in 2021. Nonetheless, we believe that our emphasis on producing COVID-19 related research will continue to drive client engagement and satisfaction with our Research products.

Our Consulting segment was only mildly impacted by the COVID-19 pandemic as many engagements could be performed by associates working remotely. Labor based consulting was performing close to plan through February but saw some weakness in March due to the pandemic as we transitioned to fulfilling engagements from a work from home environment. This weakness continued in April due to weaker demand which could continue for the remainder of 2020. Overall, we expect Consulting revenues to be lower throughout the remainder of the year, due to a slowdown in labor-based demand.

In response to the pandemic’s impacts to our business, we have implemented other actions to include significant limitations on hiring and third-party spending, reductions to discretionary spending and elimination of non-essential travel and re-prioritization of capital expenditures. To the extent the business disruption continues for an extended period, we may need to implement additional cost management actions.

We have updated our Risk Factors in Part II, Item 1A, in light of the COVID-19 pandemic and its potential impact on our business, results of operations, financial condition and cash flows.

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

We had total revenues of $1.0 billion during the first quarter of 2020, an increase of 5% compared to the first quarter of 2019. Quarter-over-quarter revenues for Research and Consulting increased by 10% and 3%, respectively, during the first quarter of 2020, while Conferences revenue declined by 73%. For a more complete discussion of our results by segment, see Segment Results below.

For the first quarter of 2020, we had net income of $75.1 million and diluted income per share of $0.83. Cash provided by operating activities was $55.7 million and $35.6 million during the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had $227.9 million of cash and cash equivalents and $1.0 billion of available borrowing capacity on our revolving credit facility. For a more complete discussion of our cash flows and financial position, see the Liquidity and Capital Resources section below.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For information regarding our critical accounting policies and estimates, please refer to Part II, Item 7, “Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. There have been no material changes to the critical accounting policies previously disclosed in that report.

RECENTLY ISSUED ACCOUNTING STANDARDS

The FASB has issued accounting standards that have not yet become effective and that may impact the Company’s consolidated financial statements or its disclosures in future periods. Note 1 — Business and Basis of Presentation in the Notes to Condensed Consolidated Financial Statements provides information regarding those accounting standards.

RESULTS OF OPERATIONS
Consolidated Results
The table below presents an analysis of selected line items and period-over-period changes in our interim Condensed Consolidated Statements of Operations for the periods indicated (in thousands).

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	Increase (Decrease)	Percentage Increase (Decrease)
Total revenues	$1,018,891	$970,444	$48,447	5%
Costs and expenses:
Cost of services and product development	341,278	346,645	(5,367)	(2)
Selling, general and administrative	496,639	518,770	(22,131)	(4)
Depreciation	22,517	19,775	2,742	14
Amortization of intangibles	32,179	33,683	(1,504)	(4)
Acquisition and integration charges	1,560	2,772	(1,212)	(44)
Operating income	124,718	48,799	75,919	156
Interest expense, net	(26,349)	(24,847)	1,502	6
Loss from divested operations	—	(2,075)	(2,075)	(100)
Other expense, net	(1,515)	(824)	691	84
Less: Provision for income taxes	21,757	258	21,499	8,333
Net income	$75,097	$20,795	$54,302	261%

Total revenues for the three months ended March 31, 2020 were $1.0 billion, an increase of $48.4 million, or 5% compared to the same period in 2019 on a reported basis and 6% excluding the foreign currency impact. Refer to the section of this MD&A below entitled “Segment Results” for a discussion of revenues and results by segment.

Cost of services and product development was $341.3 million during the three months ended March 31, 2020, a decrease of $5.4 million compared to the same period in 2019, or 2% on a reported basis and 1% excluding the foreign currency impact. The decrease in Cost of services and product development was primarily due to cancellations or postponements of conferences during the first quarter of fiscal year 2020 in response to the COVID-19 pandemic, resulting in lower travel and entertainment costs during the quarter as well as the implementation of various cost cutting initiatives. These factors were partially offset by higher payroll and benefit related costs due to increased headcount. Cost of services and product development as a percent of revenues was 33% and 36% during the three months ended March 31, 2020 and 2019, respectively.

Selling, general and administrative (“SG&A”) expense was $496.6 million during the three months ended March 31, 2020, a decrease of $22.1 million compared to the same period in 2019, or 4% on a reported basis and 3% excluding the foreign currency impact. The decrease in SG&A expense was primarily due to reduced internal meetings and travel and entertainment costs resulting from the COVID-19 pandemic which is partially offset by: (i) more payroll and related benefits costs, which were driven mostly by increased headcount; and (ii) higher facilities costs during the three months ended March 31, 2020. The overall headcount growth included quota-bearing sales associate increases in Global Technology Sales and Global Business Sales to 3,196 and 862, respectively, at March 31, 2020. On a combined basis, the total number of quota-bearing sales associates increased by 3.6% when compared to March 31, 2019. SG&A expense as a percent of revenues was 49% and 53% during the three months ended March 31, 2020 and 2019, respectively.

Depreciation increased by 14% during the three months ended March 31, 2020 compared to the same period in 2019. This increase was due to additional investments, including new leasehold improvements as additional office space went into service and capitalized software.

Amortization of intangibles decreased by 4% during the three months ended March 31, 2020 compared to the same period in 2019 due to certain intangible assets that became fully amortized in 2019.

Acquisition and integration charges declined by $1.2 million during the three months ended March 31, 2020 compared to the same period in 2019. This decrease was the result of the decline in the number of acquisitions completed by the Company during fiscal years 2018 and 2019.

Operating income was $124.7 million and $48.8 million during the three months ended March 31, 2020 and 2019, respectively. The increase in operating income reflects several factors, including (i) higher revenue primarily in our research segment and (ii) reduced Cost of Services and SG&A charges, which were partially offset by higher Depreciation.

Interest expense, net increased by $1.5 million during the three months ended March 31, 2020 compared to the same period in 2019. The increase was primarily due to higher weighted average annual effective rates related to the replacement of expired interest rate swaps with interest rate swaps with higher effective interest rates in late 2019.

Loss from divested operations of $2.1 million during the three months ended March 31, 2019 was primarily due to adjustments of certain working capital balances resulting from the Company's 2018 business unit divestitures.

Other expense, net for the periods presented herein included the net impact of foreign currency gains and losses from our hedging activities.

The provision for income taxes for the three months ended March 31, 2020 and 2019 was an expense of $21.8 million and $0.3 million, respectively. The effective income tax rate was 22.5% and 1.2% for the three months ended March 31, 2020 and 2019, respectively. The quarter-over-quarter increase in the effective income tax rate was primarily due to the relative impact of tax benefits from stock-based compensation. These benefits, approximately $5.9 million and $7.2 million for the first three months of 2020 and 2019 respectively, had less of an impact in reducing the effective tax rate for the period in 2020 on pretax income of $96.9 million as compared to the same period in 2019 on pretax income of $21.1 million. In April 2020, the Company completed an intercompany sale of certain intellectual property that it expects will have a material favorable tax impact on the second quarter 2020 financial results. The Company's intellectual property footprint continues to evolve and this may result in tax rate volatility in the future.

Net income was $75.1 million and $20.8 million during the three months ended March 31, 2020 and 2019, respectively. Additionally, our diluted net income per share increased by $0.60 during the three months ended March 31, 2020 compared to the same period in 2019. These quarter-over-quarter changes reflect an increase in our 2020 operating income, partially offset by a higher effective income tax rate in 2020 compared to 2019.

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

Reportable Segments

The Company’s reportable segments are as follows:

•Research provides trusted, objective insights and advice on the mission-critical priorities of leaders across all functional areas of an enterprise through reports, briefings, proprietary tools, access to our research experts, peer networking services and membership programs that enable our clients to drive organizational performance.

•Conferences provides business professionals across an organization the opportunity to learn, share and network. From our Gartner Symposium/Xpo series, to industry-leading conferences focused on specific business roles and topics, to peer-driven sessions, our offerings enable attendees to experience the best of Gartner insight and advice live.

•Consulting combines the power of Gartner market-leading research with custom analysis and on-the-ground support to help chief information officers and other senior executives driving technology-related strategic initiatives move confidently from insight to action.

The sections below present the results of the Company's three reportable business segments.

Research

	As Of And For The Three Months Ended March 31, 2020	As Of And For The Three Months Ended March 31, 2019	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$909,291	$825,374	$83,917	10%
Gross contribution (1)	$653,469	$575,168	$78,301	14%
Gross contribution margin	72%	70%	2 points	—
Business Measurements:
Global Technology Sales (2):
Contract value (1), (3)	$2,815,000	$2,534,000	$281,000	11%
Client retention	82%	82%	—	—
Wallet retention	104%	105%	(1) point	—
Global Business Sales (2):
Contract value (1), (3)	$646,000	$596,000	$50,000	8%
Client retention	83%	81%	2 points	—
Wallet retention	101%	94%	7 points	—

(1)Dollars in thousands.
(2)Global Technology Sales includes sales to users and providers of technology. Global Business Sales includes sales to all other functional leaders.
(3)Contract values are on a foreign exchange neutral basis. Contract values as of March 31, 2019 have been calculated using the same foreign currency rates as 2020.

Research revenues increased by $83.9 million during the three months ended March 31, 2020 compared to the same period in 2019, or 10% on a reported basis and 11% excluding the foreign currency impact. The segment gross contribution margin was 72% and 70% during the three months ended March 31, 2020 and 2019, respectively. The increase in revenues during 2020 was primarily due to the same factors driving the trend in our Research contract value, which are discussed below. The improvement in margin was primarily due to headcount growing at a slower pace than the corresponding revenue and a decline in travel and entertainment expenses due to COVID-19 travel restrictions.

Total contract value increased to $3.5 billion at March 31, 2020, or 11% compared to March 31, 2019 on a foreign exchange neutral basis. Total contract value at March 31, 2020 increased by double-digits across more than half of the Company’s client sizes and nearly half of its industry segments when compared to March 31, 2019. Global Technology Sales ("GTS") contract value increased by 11% at March 31, 2020 when compared to March 31, 2019. The increase in GTS contract value was primarily due to increased spending by existing clients. Global Business Sales ("GBS") contract value increased by 8% year-over-year , primarily driven by the combined effect of improved retention and new business, with a large portion of the new business coming from newly launched products.

GTS client retention was 82% as of March 31, 2020 and 2019, while wallet retention was 104% and 105%, respectively. GBS client retention was 83% and 81% as of March 31, 2020 and 2019, respectively, while wallet retention was 101% and 94%, respectively. The increase in GBS wallet retention was largely due to increased spending by existing clients. The number of GTS client enterprises remained relatively flat when compared to prior year, while GBS client enterprises declined by 4% at March 31, 2020 when compared to March 31, 2019.

Conferences

	As Of And For The Three Months Ended March 31, 2020	As Of And For The Three Months Ended March 31, 2019	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$13,870	$51,932	$(38,062)	(73)%
Gross contribution (1)	$(6,060)	$18,876	$(24,936)	(132)%
Gross contribution margin	(44)%	36%	(80) points	—
Business Measurements:
Number of destination conferences (2)	5	12	(7)	(58)%
Number of destination conferences attendees (2)	3,364	11,530	(8,166)	(71)%

(1)Dollars in thousands.
(2)Single day, local meetings are excluded.

Conferences revenues decreased by $38.1 million during the three months ended March 31, 2020 compared to the same period in 2019, or 73% on a reported basis and excluding the foreign currency impact. Revenues from both attendees and exhibitors at our destination conferences, as well as revenues from our single day, local meetings, decreased by double-digits during the first quarter of 2020 compared to the same period in 2019. We held 5 destination conferences during the three months ended March 31, 2020 and due to the outbreak of COVID-19, we cancelled or postponed 6 destination conferences scheduled for the first quarter of 2020. As such, the number of attendees decreased 71% and the number of exhibitors decreased 79% when compared to the same period in 2019, while the average revenue per attendee and the average revenue per exhibitor decreased by 45% and 51%, respectively. The impact of COVID-19 cancellations resulted in the segment gross contribution margin declining to (44)% compared to 36% in the same period last year.

Consulting

	As Of And For The Three Months Ended March 31, 2020	As Of And For The Three Months Ended March 31, 2019	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$95,730	$93,138	$2,592	3%
Gross contribution (1)	$29,382	$28,718	$664	2%
Gross contribution margin	31%	31%	—	—
Business Measurements:
Backlog (1), (2)	$109,800	$108,400	$1,400	1%
Billable headcount	808	739	69	9%
Consultant utilization	62%	69%	(7) points	—
Average annualized revenue per billable headcount (1)	$367	$401	$(34)	(8)%

(1)Dollars in thousands.
(2)Backlog is on a foreign exchange neutral basis. Backlog as of March 31, 2019 has been calculated using the same foreign currency rates as 2020.

Consulting revenues increased 3% during the three months ended March 31, 2020 compared to the same period in 2019 on a reported basis and 4% excluding the foreign currency impact, with revenue improvements in labor-based core consulting and contract optimization of 3% and 1%, respectively, on a reported basis. Contract optimization revenue may vary significantly and, as such, revenues for the first quarter of 2020 may not be indicative of results for the remainder of 2020 or beyond. The segment gross contribution margin was 31% for the three months ended March 31, 2020 and 2019. The flat gross contribution margin during the first quarter of 2020 was primarily due to an increase in labor-based consulting and contract optimization revenue, billing rate increases, improvements in our labor-based consulting margins and benefits derived from certain cost-reduction initiatives, offset by increased personnel costs and commissions.Consultant utilization decreased by 7 points during the three months ended March 31, 2020 compared to the same period in 2019 due to a significant increase in billable headcount.

Backlog increased by $1.4 million, or 1%, from March 31, 2019 to March 31, 2020. The $109.8 million of backlog at March 31, 2020 represented approximately four months of backlog, which is in line with the Company's operational target.

LIQUIDITY AND CAPITAL RESOURCES

We finance our operations through cash generated from our operating activities and borrowings. Note 7 — Debt in the Notes to Condensed Consolidated Financial Statements provides additional information regarding the Company's outstanding debt obligations. At March 31, 2020, we had $227.9 million of cash and cash equivalents and approximately $1.0 billion of available borrowing capacity on the revolving credit facility under our 2016 Credit Agreement. On April 1, 2020, we drew down an additional $300 million under the revolving credit facility to increase our cash position and preserve financial flexibility in light of current uncertainty in the global markets. We believe that the Company has adequate liquidity to meet its currently anticipated needs. As a cautionary measure, we have elected to suspend our share repurchase activity.

We have historically generated significant cash flows from our operating activities. Our operating cash flow has been maintained by the leverage characteristics of our subscription-based business model in our Research segment, which is our largest business segment and historically has constituted a significant portion of our total revenues. The majority of our Research customer contracts are paid in advance and, combined with a strong customer retention rate and high incremental margins, has resulted in historically strong operating cash flow. Cash flow generation has also benefited historically from our ongoing efforts to improve the operating efficiencies of our businesses as well as a focus on the optimal management of our working capital as we increase sales.

Our cash and cash equivalents are held in numerous locations throughout the world with 66% held overseas at March 31, 2020. The Company intends to reinvest substantially all of its accumulated undistributed foreign earnings, except in instances where repatriation would result in minimal additional tax. As a result of the U.S. Tax Cuts and Jobs Act of 2017, we believe that the income tax impact if such earnings were repatriated would be minimal.

The table below summarizes the changes in the Company’s cash balances for the periods indicated (in thousands).

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	Increase (Decrease)
Cash provided by operating activities	$55,749	$35,596	$20,153
Cash used in investing activities	(24,536)	(22,355)	(2,181)
Cash used in financing activities	(68,490)	(23,438)	(45,052)
Net decrease in cash and cash equivalents	(37,277)	(10,197)	(27,080)
Effects of exchange rates	(15,709)	804	(16,513)
Beginning cash and cash equivalents	280,836	158,663	122,173
Ending cash and cash equivalents	$227,850	$149,270	$78,580

Operating

Cash provided by operating activities was $55.7 million and $35.6 million during the three months ended March 31, 2020 and 2019, respectively. The year-over-year increase was primarily due to higher net income in the 2020 period, offset by higher bonus payments made in 2020 related to 2019.

Investing

Cash used in investing activities was $24.5 million and $22.4 million during the three months ended March 31, 2020 and 2019, respectively. The cash used in both periods was primarily for capital expenditures.

Financing

Cash used in financing activities was $68.5 million and $23.4 million during the three months ended March 31, 2020 and 2019, respectively. During the 2020 period, the Company used $73.2 million of cash for share repurchases. During the 2019 period, the Company borrowed $35 million, paid $18.7 million in debt principal repayments and paid $44.8 million for share repurchases.

Debt

As of March 31, 2020, the Company had $2.2 billion of principal amount of debt outstanding, of which $111.8 million is to be repaid in fiscal 2020. Note 7 — Debt in the Notes to Condensed Consolidated Financial Statements provides additional information regarding the Company's outstanding debt obligations. From time to time, the Company may seek to retire or repurchase its outstanding debt through various methods including open market repurchases, negotiated block transactions, or otherwise, all or some of which may be effected through Rule 10b5-1 plans. Such transactions, if any, depend on prevailing market conditions, our liquidity and capital requirements, contractual restrictions, and other factors, and may involve material amounts.

We have a credit facility that currently provides a $1.5 billion Term loan A facility and a $1.2 billion revolving credit facility. The 2016 Credit Agreement contains certain customary restrictive loan covenants, including, among others, financial maintenance covenants that apply a maximum consolidated leverage ratio, a maximum consolidated secured leverage ratio and a minimum consolidated interest expense ratio.

Our financial covenants as of March 31, 2020 are summarized in the table below:

			As of
Covenants* :		Maximum/Minimum*	March 31, 2020
Consolidated Leverage Ratio	<	4.50	3.07
Consolidated Secured Leverage Ratio	<	3.50	1.96
Consolidated Interest Expense Ratio	≥	3.25	7.40
*- metrics as defined in the 2016 Credit Agreement

On May 6, 2020, the 2016 Credit Agreement was amended with the consent of the required lenders to, among other things, modify certain financial maintenance covenants to provide additional flexibility to Gartner through December 31, 2021. The amendment increases the maximum consolidated leverage ratio to 5.00 to 1.00 and maximum consolidated secured leverage ratio to 3.75 to 1.00 (each as determined in accordance with the 2016 Credit Agreement), in each case for fiscal quarters ending on June 30, 2020 through and including December 31, 2021. The amendment only increases the applicable margin for all outstanding Revolving Loans and Tranche A Term Loans (each as defined in the 2016 Credit Agreement) to the extent the consolidated leverage ratio (as determined in accordance with the 2016 Credit Agreement) exceeds 4.50 to 1.00. See Part II, Item 5 for additional information on the amendment to the 2016 Credit Agreement.

We were in full compliance with the covenants noted above as of March 31, 2020 and on the date this Quarterly Report on Form 10-Q is filed. Note 7 — Debt in the Notes to Condensed Consolidated Financial Statements provides additional information regarding the Company's outstanding debt obligations.

OFF BALANCE SHEET ARRANGEMENTS

Through March 31, 2020, the Company has not entered into any material off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

As of March 31, 2020, the Company had $2.2 billion in total debt principal outstanding. Note 7 — Debt in the Notes to Condensed Consolidated Financial Statements provides additional information regarding the Company's outstanding debt obligations.

Approximately $1.4 billion of the Company's total debt outstanding as of March 31, 2020 was based on a floating base rate of interest, which potentially exposes the Company to increases in interest rates. However, we reduce our overall exposure to interest rate increases through our interest rate swap contracts, which effectively convert the floating base interest rates on the borrowings to fixed rates. Thus, we are only exposed to base interest rate risk on floating rate borrowings in excess of any amounts that are not hedged. At March 31, 2020, the Company was effectively fully hedged against the base interest rate risk on its floating rate borrowings.

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

Translation risk arises as our foreign currency assets and liabilities are translated into U.S. dollars because the functional currencies of our foreign operations are generally denominated in the local currency. Adjustments resulting from the translation of these assets and liabilities are deferred and recorded as a component of stockholders’ equity. A measure of the potential impact of foreign currency translation can be determined through a sensitivity analysis of our cash and cash equivalents. At March 31, 2020, we had $227.9 million of cash and cash equivalents, with a substantial portion denominated in foreign currencies. If the exchange rates of the foreign currencies we hold all changed in comparison to the U.S. dollar by 10%, the amount of cash and cash equivalents we would have reported on March 31, 2020 could have increased or decreased by approximately $15.0 million. The translation of our foreign currency revenues and expenses historically has not had a material impact on our consolidated earnings because movements in and among the major currencies in which we operate tend to impact our revenues and expenses fairly equally. However, our earnings could be impacted during periods of significant exchange rate volatility, or when some or all of the major currencies in which we operate move in the same direction against the U.S. dollar.

Transaction risk arises when we enter into a transaction that is denominated in a currency that may differ from the local functional currency. As these transactions are translated into the local functional currency, a gain or loss may result, which is recorded in current period earnings. We typically enter into foreign currency forward exchange contracts to mitigate the effects of some of this foreign currency transaction risk. Our outstanding foreign currency forward exchange contracts as of March 31, 2020 had an immaterial net unrealized gain.

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

Management conducted an evaluation, as of March 31, 2020, of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed under the Exchange Act.

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

ITEM 1A. RISK FACTORS

The following represents a material change in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

The COVID-19 pandemic is having a material adverse impact on our operations and financial performance, as well as on the operations and financial performance of many of our customers, and the duration and extent to which the COVID-19 pandemic will continue to affect our operations, financial performance, results of operations, achievement of strategic objectives, and/or stock price remains uncertain.

The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected, and is expected to continue to adversely affect, our operations, financial performance and demand for our products and services. It has also adversely affected the operations and financial performance of many of our clients. Additionally, the COVID-19 pandemic has resulted in, and is expected to continue to result in, a substantial curtailment of business activities (including the decrease in demand for a broad variety of products and services both regionally and globally), weakened economic conditions, significant economic uncertainty and volatility in the financial markets.

The COVID-19 pandemic has subjected our operations and financial performance to a number of risks that may have a material adverse impact on our operations and financial condition, including, but not limited to those discussed below:

•Cost-saving measures by our clients, have adversely affected, and could continue to adversely affect, their ability or willingness to attend our conferences, purchase our products or engage our consultants. Such measures could also delay purchasing decisions of potential customers and lengthen payment terms in our contracts or reduce the duration of our subscription contracts and negatively impact retention rates.

•We have temporarily closed Gartner offices (including our corporate headquarters) in the United States, United Kingdom, Europe, parts of Asia and several other impacted locations and implemented travel restrictions. Though many of our employees continue to work remotely, these changes interfere with the normal operation of our business. A loss of our ability to provide on-site consulting services to our customers could delay certain consulting projects or affect prospective clients’ decisions to engage our consultants.

•We have cancelled or postponed all in-person conferences through August 2020, and we may deem it advisable to similarly cancel, postpone or otherwise alter additional conferences in the future.

•Our management is focused on mitigating the effects of COVID-19 on our business, which has required and will continue to require, a substantial investment of time and may delay other value-added services.

Additionally, we face challenges from evolving factors related to the COVID-19 pandemic that are not within our control, remain uncertain and to which we may not effectively respond. For example, our operations span numerous locations around the world, and many local governments and countries have imposed or may impose various restrictions on our employees, partners and customers’ physical movement to limit the spread of COVID-19. These restrictions are constantly changing, and we cannot predict how long and to what extent they will continue. Moreover, COVID-19 has adversely impacted, and may continue to adversely impact, our subscription-based business model (which accounts for a significant portion of our revenue) by causing clients to decrease new and renewals of subscription-based services and to request to cancel or renegotiate current subscription-based services. The effect of COVID-19 on our subscription-based model may not be fully reflected in our results of operations until future periods.

Further, the duration and extent of the impact from the COVID-19 pandemic and its impact on our operations and financial performance depend on future developments that cannot currently be accurately predicted, such as: the severity and transmission rate of the virus; the extent and effectiveness of containment actions; the health and well-being of our workforce; the extent and duration of the effect on client spending and the impact of these and other factors on our employees, customers, partners and vendors; the impact on our liquidity; increased volatility and pricing in the capital markets; the effect of the pandemic on the credit-worthiness of our customers; global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides. The occurrence or continuation of any of the foregoing could have a material adverse effect on our operations or financial performance.

The impact of COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, may also precipitate or exacerbate other risks discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K, any of which could have a material effect on us. This situation is changing rapidly and additional effects may arise that we are not presently aware of or that we currently do not consider to present significant risks to our operations. If we are not able to respond to and manage the impact of such events effectively, our business and financial condition will be negatively impacted.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

The Company has a $1.2 billion board authorization to repurchase its common stock. The Company may repurchase its common stock from time-to-time in amounts, at prices and in the manner that the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended), accelerated share repurchases, private transactions or other transactions and will be funded by cash on hand and borrowings. Repurchases may also be made from time-to-time in connection with the settlement of the Company's stock-based compensation awards. The table below summarizes the repurchases of our common stock during the three months ended March 31, 2020 pursuant to our $1.2 billion share repurchase authorization and the settlement of stock-based compensation awards.

Period	Total Number of Shares Purchased (#)	Average Price Paid Per Share ($)	Total Number of Shares Purchased Under Announced Programs (#)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2020 to January 31, 2020	468	$160.96	—	$715,473
February 1, 2020 to February 29, 2020	405,197	152.62	226,489	681,062
March 1, 2020 to March 31, 2020	12,042	103.70	—	$681,062
Total for the quarter (1)	417,707	$151.22	226,489

(1)The repurchased shares during the three months ended March 31, 2020 included purchases for both the settlement of stock-based compensation awards and open market purchases.

ITEM 5. OTHER INFORMATION

On May 6, 2020, the Company entered into an amendment (the “2020 Amendment”) to its 2016 credit agreement.

The primary purpose of the 2020 Amendment was to modify certain financial maintenance covenants to provide additional flexibility to Gartner through December 31, 2021. The 2020 Amendment increases the maximum consolidated leverage ratio (as determined in accordance with the 2016 Credit Agreement) that Gartner is permitted to maintain as at the end of the fiscal quarters ended June 30, 2020 through December 31, 2021 to 5.00 to 1.00. The 2020 Amendment also increases the maximum consolidated secured leverage ratio (as determined in accordance with the 2016 Credit Agreement) that Gartner is permitted to maintain as at the end of the fiscal quarters ended June 30, 2020 through December 31, 2021 to 3.75 to 1.00. Both the maximum consolidated leverage ratio and the consolidated secured leverage ratio are calculated as at the end of each fiscal quarter for the period of four consecutive fiscal quarters then ended.

The 2020 Amendment only increases the applicable margin for all outstanding Revolving Loans and Tranche A Term Loans (each as defined in the 2016 Credit Agreement) to the extent the consolidated leverage ratio (as determined in accordance with the 2016 Credit Agreement) exceeds 4.50 to 1.00. Following the 2020 Amendment, the outstanding loans bear interest, at Gartner’s option, at either (i) the greatest of: (x) the Administrative Agent’s prime rate; (y) the rate calculated by the New York Federal Reserve Bank for federal funds transactions plus 1/2 of 1%; and (z) the eurodollar rate (adjusted for statutory reserves) plus 1%, in each case plus a margin equal to between 0.125% and 2.25%, depending on Gartner’s consolidated leverage ratio as of the end of the four consecutive fiscal quarters most recently ended; or (ii) the eurodollar rate (adjusted for statutory reserves) plus a margin equal to between 1.125% and 3.25%, depending on Gartner’s leverage ratio as of the end of the four consecutive fiscal quarters most recently ended.

The foregoing description of the 2020 Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the 2020 Amendment, which is attached as Exhibit 4.1 to this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

3.1(1)	By-laws of Gartner, Inc. (January 30, 2020).

4.1*	Fourth Amendment dated as of May 6, 2020 among the Company, the Lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent.

31.1*	Certification of chief executive officer under Rule 13a — 14(a)/15d — 14(a).

31.2*	Certification of chief financial officer under Rule 13a — 14(a)/15d — 14(a).

32*	Certification under 18 U.S.C. 1350.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101).

*  Filed with this report.
(1) Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 5, 2020.

Items 3 and 4 of Part II are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gartner, Inc.

Date:	May 7, 2020	/s/ Craig W. Safian
Craig W. Safian
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)