Form 10-Q
period 2020-06-30
GARTNER INC
filed 2020-08-04
CIK 749251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2020, 89,232,595 shares of the registrant’s common shares were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited; in thousands, except share data)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$356,633	$280,836
Fees receivable, net of allowances of $11,000 and $8,000, respectively	1,048,519	1,326,012
Deferred commissions	233,402	265,867
Prepaid expenses and other current assets	128,631	146,026
Total current assets	1,767,185	2,018,741
Property, equipment and leasehold improvements, net	343,563	344,579
Operating lease right-of-use assets	668,510	702,916
Goodwill	2,935,609	2,937,726
Intangible assets, net	847,375	925,087
Other assets	248,052	222,245
Total Assets	$6,810,294	$7,151,294
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$736,039	$788,796
Deferred revenues	1,765,264	1,928,020
Current portion of long-term debt	38,019	139,718
Total current liabilities	2,539,322	2,856,534
Long-term debt, net of deferred financing fees	1,937,232	2,043,888
Operating lease liabilities	802,119	832,533
Other liabilities	540,402	479,746
Total Liabilities	5,819,075	6,212,701
Stockholders’ Equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0005 par value, 250,000,000 shares authorized; 163,602,067 shares issued for both periods	82	82
Additional paid-in capital	1,941,509	1,899,273
Accumulated other comprehensive loss, net	(142,175)	(77,938)
Accumulated earnings	2,118,896	1,988,722
Treasury stock, at cost, 74,249,510 and 74,444,288 common shares, respectively	(2,927,093)	(2,871,546)
Total Stockholders’ Equity	991,219	938,593
Total Liabilities and Stockholders’ Equity	$6,810,294	$7,151,294

See the accompanying notes to condensed consolidated financial statements.

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Research	$875,329	$826,055	$1,784,620	$1,651,429
Conferences	317	141,174	14,187	193,106
Consulting	97,489	103,653	193,219	196,791
Total revenues	973,135	1,070,882	1,992,026	2,041,326
Costs and expenses:
Cost of services and product development	322,551	387,999	663,829	734,644
Selling, general and administrative	494,840	514,976	991,479	1,033,746
Depreciation	22,728	20,099	45,245	39,874
Amortization of intangibles	31,208	32,164	63,387	65,847
Acquisition and integration charges (credits)	2,157	(358)	3,716	2,414
Total costs and expenses	873,484	954,880	1,767,656	1,876,525
Operating income	99,651	116,002	224,370	164,801
Interest expense, net	(30,296)	(24,749)	(56,644)	(49,596)
Loss from divested operations	—	—	—	(2,075)
Other expense, net	(10,399)	(247)	(11,915)	(1,071)
Income before income taxes	58,956	91,006	155,811	112,059
Provision (benefit) for income taxes	3,879	(12,400)	25,637	(12,142)
Net income	$55,077	$103,406	$130,174	$124,201

Net income per share:
Basic	$0.62	$1.15	$1.46	$1.38
Diluted	$0.61	$1.13	$1.45	$1.36
Weighted average shares outstanding:
Basic	89,323	90,112	89,271	89,997
Diluted	89,780	91,188	89,967	91,146

See the accompanying notes to condensed consolidated financial statements.

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited; in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$55,077	$103,406	$130,174	$124,201
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	23,817	12,761	(22,564)	5,525
Interest rate swaps – net change in deferred gain or loss	2,900	(24,715)	(41,832)	(39,220)
Pension plans – net change in deferred actuarial loss	80	41	159	83
Other comprehensive loss, net of tax	26,797	(11,913)	(64,237)	(33,612)
Comprehensive income	$81,874	$91,493	$65,937	$90,589

See the accompanying notes to condensed consolidated financial statements.

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited; in thousands)

Three and Six Months Ended June 30, 2020

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Accumulated Earnings	Treasury Stock	Total
Balance at December 31, 2019	$82	$1,899,273	$(77,938)	$1,988,722	$(2,871,546)	$938,593
Net income	—	—	—	75,097	—	75,097
Other comprehensive loss	—	—	(91,034)	—	—	(91,034)
Issuances under stock plans	—	(1,794)	—	—	7,448	5,654
Common share repurchases	—	—	—	—	(63,164)	(63,164)
Stock-based compensation expense	—	25,129	—	—	—	25,129
Balance at March 31, 2020	$82	$1,922,608	$(168,972)	$2,063,819	$(2,927,262)	$890,275
Net income	—	—	—	55,077	—	55,077
Other comprehensive loss	—	—	26,797	—	—	26,797
Issuances under stock plans	—	3,223	—	—	867	4,090
Common share repurchases	—	—	—	—	(698)	(698)
Stock-based compensation expense	—	15,678	—	—	—	15,678
Balance at June 30, 2020	$82	$1,941,509	$(142,175)	$2,118,896	$(2,927,093)	$991,219

Three and Six Months Ended June 30, 2019

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Accumulated Earnings	Treasury Stock	Total
Balance at December 31, 2018	$82	$1,823,710	$(39,867)	$1,755,432	$(2,688,600)	$850,757
Net income	—	—	—	20,795	—	20,795
Other comprehensive loss	—	—	(21,699)	—	—	(21,699)
Issuances under stock plans	—	(2,911)	—	—	7,973	5,062
Common share repurchases	—	—	—	—	(29,837)	(29,837)
Stock-based compensation expense	—	31,819	—	—	—	31,819
Balance at March 31, 2019	$82	$1,852,618	$(61,566)	$1,776,227	$(2,710,464)	$856,897
Net income	—	—	—	103,406	—	103,406
Other comprehensive loss	—	—	(11,913)	—	—	(11,913)
Issuances under stock plans	—	3,140	—	—	875	4,015
Common share repurchases	—	—	—	—	(1,723)	(1,723)
Stock-based compensation expense	—	13,120	—	—	—	13,120
Balance at June 30, 2019	$82	$1,868,878	$(73,479)	$1,879,633	$(2,711,312)	$963,802

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Six Months Ended
	June 30,
	2020	2019
Operating activities:
Net income	$130,174	$124,201
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	108,632	105,721
Stock-based compensation expense	40,807	44,939
Deferred taxes	(1,813)	(49,414)
Loss from divested operations	—	2,075
Reduction in the carrying amount of operating lease right-of-use assets	43,256	42,556
Amortization and write-off of deferred financing fees	5,392	3,238
Amortization of deferred swap losses from de-designation	10,320	—
Changes in assets and liabilities:
Fees receivable, net	261,124	140,841
Deferred commissions	31,255	22,974
Prepaid expenses and other current assets	14,202	16,734
Other assets	(932)	(49,524)
Deferred revenues	(149,615)	47,923
Accounts payable and accrued and other liabilities	(93,885)	(189,186)
Cash provided by operating activities	398,917	263,078
Investing activities:
Additions to property, equipment and leasehold improvements	(45,865)	(59,479)
Acquisitions - cash paid (net of cash acquired)	—	(2,295)
Cash used in investing activities	(45,865)	(61,774)
Financing activities:
Proceeds from employee stock purchase plan	9,719	9,077
Proceeds from borrowings	800,000	5,000
Payments of deferred financing fees	(10,516)	—
Proceeds from revolving credit facility	327,000	253,000
Payments on revolving credit facility	(475,000)	(316,000)
Payments on borrowings	(853,094)	(46,647)
Purchases of treasury stock	(73,862)	(46,558)
Cash used in financing activities	(275,753)	(142,128)
Net increase in cash and cash equivalents	77,299	59,176
Effects of exchange rates on cash and cash equivalents	(1,502)	614
Cash and cash equivalents and restricted cash, beginning of period	280,836	158,663
Cash and cash equivalents, end of period	$356,633	$218,453

See the accompanying notes to condensed consolidated financial statements.

GARTNER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 — Business and Basis of Presentation

Business. Gartner, Inc. (NYSE: IT) is the world’s leading research and advisory company and a member of the S&P 500. We equip business leaders with indispensable insights, advice and tools to achieve their mission–critical priorities today and build the successful organizations of tomorrow. We believe our unmatched combination of expert-led, practitioner-sourced and data-driven research steers clients toward the right decisions on the issues that matter most. We are a trusted advisor and an objective resource for more than 14,000 enterprises in more than 100 countries — across all major functions, in every industry and enterprise size.

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

The fiscal year of Gartner is the twelve-month period from January 1 through December 31. In the opinion of management, all normal recurring accruals and adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented herein have been included. The results of operations for the three and six months ended June 30, 2020 may not be indicative of the results of operations for the remainder of 2020 or beyond. When used in these notes, the terms “Gartner,” the “Company,” “we,” “us,” or “our” refer to Gartner, Inc. and its consolidated subsidiaries.

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

Acquisition and divestiture activities. The Company recognized $2.2 million and $(0.4) million of Acquisition and integration charges during the three months ended June 30, 2020 and 2019, respectively. Acquisition and integration charges reflect additional costs and expenses resulting from our acquisitions and include, among other items, professional fees, severance and stock-based compensation charges. Although the Company did not complete any business acquisitions during the six months ended June 30, 2020 or 2019, it paid $2.3 million of restricted cash in 2019 for deferred consideration from a 2017 acquisition.

During the six months ended June 30, 2019, the Company recorded a pretax Loss from divested operations of $2.1 million, primarily due to adjustments of certain working capital balances related to divestitures that were completed in 2018.

Adoption of new accounting standards. The Company adopted the accounting standards described below during the six months ended June 30, 2020.

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

By Primary Geographic Market (1)

Three Months Ended June 30, 2020

Primary Geographic Market	Research	Conferences	Consulting	Total
United States and Canada	$573,245	$317	$58,017	$631,579
Europe, Middle East and Africa	196,854	—	30,114	226,968
Other International	105,230	—	9,358	114,588
Total revenues	$875,329	$317	$97,489	$973,135

Three Months Ended June 30, 2019

Primary Geographic Market	Research	Conferences	Consulting	Total
United States and Canada	$528,461	$100,596	$61,499	$690,556
Europe, Middle East and Africa	193,666	25,827	33,948	253,441
Other International	103,928	14,751	8,206	126,885
Total revenues	$826,055	$141,174	$103,653	$1,070,882

Six Months Ended June 30, 2020

Primary Geographic Market	Research	Conferences	Consulting	Total
United States and Canada	$1,163,400	$6,297	$112,181	$1,281,878
Europe, Middle East and Africa	402,794	2,147	60,196	465,137
Other International	218,426	5,743	20,842	245,011
Total revenues	$1,784,620	$14,187	$193,219	$1,992,026

Six Months Ended June 30, 2019

Primary Geographic Market	Research	Conferences	Consulting	Total
United States and Canada	$1,055,694	$129,603	$116,592	$1,301,889
Europe, Middle East and Africa	387,621	43,024	63,882	494,527
Other International	208,114	20,479	16,317	244,910
Total revenues	$1,651,429	$193,106	$196,791	$2,041,326

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

By Timing of Revenue Recognition

Three Months Ended June 30, 2020

Timing of Revenue Recognition	Research	Conferences	Consulting	Total
Transferred over time (1)	$810,564	$—	$68,630	$879,194
Transferred at a point in time (2)	64,765	317	28,859	93,941
Total revenues	$875,329	$317	$97,489	$973,135

Three Months Ended June 30, 2019

Timing of Revenue Recognition	Research	Conferences	Consulting	Total
Transferred over time (1)	$754,267	$—	$79,114	$833,381
Transferred at a point in time (2)	71,788	141,174	24,539	237,501
Total revenues	826,055	$141,174	$103,653	$1,070,882

Six Months Ended June 30, 2020

Timing of Revenue Recognition	Research	Conferences	Consulting	Total
Transferred over time (1)	$1,639,776	$—	$150,038	$1,789,814
Transferred at a point in time (2)	144,844	14,187	43,181	202,212
Total revenues	$1,784,620	$14,187	$193,219	$1,992,026

Six Months Ended June 30, 2019

Timing of Revenue Recognition	Research	Conferences	Consulting	Total
Transferred over time (1)	$1,507,065	$—	$158,071	$1,665,136
Transferred at a point in time (2)	144,364	193,106	38,720	376,190
Total revenues	$1,651,429	$193,106	$196,791	$2,041,326

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

Performance Obligations — For customer contracts that are greater than one year in duration, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2020 was approximately $3.0 billion. The Company expects to recognize $1,067.9 million, $1,463.8 million and $517.7 million of this revenue (most of which pertains to Research) during the remainder of 2020, the year ending December 31, 2021 and thereafter, respectively. The Company applies a practical expedient that is permitted under ASC Topic 606 and, accordingly, it does not disclose such performance obligation information for customer contracts that have original durations of one year or less. Our performance obligations for contracts meeting this ASC Topic 606 disclosure exclusion primarily include: (i) stand-ready services under Research subscription contracts; (ii) holding conferences and meetings where attendees and exhibitors can participate; and (iii) providing customized Consulting solutions for clients under fixed fee and time and materials engagements. The remaining duration of these performance obligations is generally less than one year, which aligns with the period that the parties have enforceable rights and obligations under the affected contracts.

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

	June 30,	December 31,
	2020	2019
Assets:
Fees receivable, gross (1)	$1,059,519	$1,334,012
Contract assets recorded in Prepaid expenses and other current assets (2)	$22,696	$21,350
Contract liabilities:
Deferred revenues (current liability) (3)	$1,765,264	$1,928,020
Non-current deferred revenues recorded in Other liabilities (3)	17,664	24,409
Total contract liabilities	$1,782,928	$1,952,429

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

The Company recognized revenue of $692.6 million and $708.3 million during the three months ended June 30, 2020 and 2019, respectively, and $1,087.9 million and $1,062.0 million during the six months ended June 30, 2020 and 2019, respectively, that was attributable to deferred revenues that were recorded at the beginning of each such period. Those amounts primarily consisted of (i) Research revenues that were recognized ratably as control of the goods or services passed to the customer and (ii) Conferences revenue pertaining to conferences and meetings that occurred during the reporting periods. During each of the three and six months ended June 30, 2020 and 2019, the Company did not record any material impairments related to its contract assets. The Company does not typically recognize revenue from performance obligations satisfied in prior periods.

Note 3 — Computation of Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS reflects the potential dilution of securities that could share in earnings. When the impact of common share equivalents is anti-dilutive, they are excluded from the calculation.

The table below sets forth the calculation of basic and diluted income per share for the periods indicated (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator:
Net income used for calculating basic and diluted income per common share	$55,077	$103,406	$130,174	$124,201
Denominator:
Weighted average common shares used in the calculation of basic income per share	89,323	90,112	89,271	89,997
Common stock equivalents associated with stock-based compensation plans (1)	457	1,076	696	1,149
Shares used in the calculation of diluted income per share	89,780	91,188	89,967	91,146
Basic income per share	$0.62	$1.15	$1.46	$1.38
Diluted income per share	$0.61	$1.13	$1.45	$1.36

(1)Certain common stock equivalents were not included in the computation of diluted income per share because the effect would have been anti-dilutive. For the three and six months ended June 30, 2020, approximately 1.3 million and 0.8 million common stock equivalents were excluded from the calculation of diluted income per share because they were anti-dilutive.These common share equivalents totaled less than 0.3 million and 0.2 million for the three and six months ended June 30, 2019.

Note 4 — Stock-Based Compensation

The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company currently awards stock-settled stock appreciation rights, service-based and performance-based restricted stock units, and common stock equivalents. As of June 30, 2020, the Company had 4.1 million shares of its common stock, par value $0.0005 per share, (the “Common Stock”) available for stock-based compensation awards under its 2014 Long-Term Incentive Plan.

The tables below summarize the Company's stock-based compensation expense by award type and expense category line item during the periods indicated (in millions).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Award type	2020	2019	2020	2019
Stock appreciation rights	$1.9	$0.9	$3.6	$4.8
Restricted stock units	13.6	12.0	36.8	39.7
Common stock equivalents	0.2	0.2	0.4	0.4
Total (1)	$15.7	$13.1	$40.8	$44.9

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Expense category line item	2020	2019	2020	2019
Cost of services and product development	$7.1	$6.2	$19.2	$17.5
Selling, general and administrative	8.6	6.7	21.6	27.1
Acquisition and integration charges (2)	—	0.2	—	0.3
Total (1)	$15.7	$13.1	$40.8	$44.9

(1) Includes charges of $5.2 million and $0.5 million during the three months ended June 30, 2020 and 2019, respectively, and $16.8 million and $21.4 million during the six months ended June 30, 2020 and 2019, respectively, for awards to retirement-eligible employees. Those awards vest on an accelerated basis.
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

•Conferences provides business professionals across an organization the opportunity to learn, share and network. From our Gartner Symposium/Xpo series, to industry-leading conferences focused on specific business roles and topics, to peer-driven sessions, our offerings enable attendees to experience the best of Gartner insight and advice.

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

The tables below present information about the Company’s reportable segments for the periods indicated (in thousands).

Three Months Ended June 30, 2020	Research	Conferences	Consulting	Consolidated
Revenues	$875,329	$317	$97,489	$973,135
Gross contribution	632,624	(11,230)	33,542	654,936
Corporate and other expenses				(555,285)
Operating income				$99,651

Three Months Ended June 30, 2019	Research	Conferences	Consulting	Consolidated
Revenues	$826,055	$141,174	$103,653	$1,070,882
Gross contribution	572,297	80,570	34,236	687,103
Corporate and other expenses				(571,101)
Operating income				$116,002

Six Months Ended June 30, 2020	Research	Conferences	Consulting	Consolidated
Revenues	$1,784,620	$14,187	$193,219	$1,992,026
Gross contribution	1,286,094	(17,290)	62,925	1,331,729
Corporate and other expenses				(1,107,359)
Operating income				$224,370

Six Months Ended June 30, 2019	Research	Conferences	Consulting	Consolidated
Revenues	$1,651,429	$193,106	$196,791	$2,041,326
Gross contribution	1,147,465	99,446	62,954	1,309,865
Corporate and other expenses				(1,145,064)
Operating income				$164,801

The table below provides a reconciliation of total segment gross contribution to net income for the periods indicated (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Total segment gross contribution	$654,936	$687,103	$1,331,729	$1,309,865
Costs and expenses:
Cost of services and product development - unallocated (1)	4,352	4,220	3,532	3,183
Selling, general and administrative	494,840	514,976	991,479	1,033,746
Depreciation and amortization	53,936	52,263	108,632	105,721
Acquisition and integration charges	2,157	(358)	3,716	2,414
Operating income	99,651	116,002	224,370	164,801
Interest expense and other, net	(40,695)	(24,996)	(68,559)	(50,667)
Loss from divested operations	—	—	—	(2,075)
Less: Provision for income taxes	3,879	(12,400)	25,637	(12,142)
Net income	$55,077	$103,406	$130,174	$124,201

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

Our most recent annual impairment test of goodwill was a qualitative analysis conducted during the quarter ended September 30, 2019 that indicated no impairment. There were no events or changes in circumstances which indicate that the carrying value of goodwill may not be recoverable during the six months ended June 30, 2020.

The table below presents changes to the carrying amount of goodwill by segment during the six months ended June 30, 2020 (in thousands).

	Research	Conferences	Consulting	Total
Balance at December 31, 2019 (1)	$2,651,060	$189,641	$97,025	$2,937,726
Foreign currency translation impact	(1,586)	(3)	(528)	(2,117)
Balance at June 30, 2020	$2,649,474	$189,638	$96,497	$2,935,609

(1)The Company does not have any accumulated goodwill impairment losses.

Finite-Lived Intangible Assets

The tables below present reconciliations of the carrying amounts of the Company's finite-lived intangible assets as of the dates indicated (in thousands).

June 30, 2020	Customer Relationships	Software	Content	Other	Total
Gross cost at December 31, 2019	$1,145,109	$111,033	$14,140	$30,838	$1,301,120
Intangible assets fully amortized	$—	(787)	(10,000)	(772)	(11,559)
Foreign currency translation impact	(17,773)	(574)	(175)	(72)	(18,594)
Gross cost	1,127,336	109,672	3,965	29,994	1,270,967
Accumulated amortization (1)	(327,640)	(71,574)	(2,758)	(21,620)	(423,592)
Balance at June 30, 2020	$799,696	$38,098	$1,207	$8,374	$847,375

December 31, 2019	Customer Relationships	Software	Content	Other	Total
Gross cost	$1,145,109	$111,033	$14,140	$30,838	$1,301,120
Accumulated amortization (1)	(283,369)	(61,564)	(11,225)	(19,875)	(376,033)
Balance at December 31, 2019	$861,740	$49,469	$2,915	$10,963	$925,087

(1) Finite-lived intangible assets are amortized using the straight-line method over the following periods: Customer relationships—3 to 13 years; Software—2 to 7 years; Content—2 to 3 years; and Other—2 to 11 years.

Amortization expense related to finite-lived intangible assets was $31.2 million and $32.2 million during the three months ended June 30, 2020 and 2019, respectively, and $63.4 million and $65.8 million during the six months ended June 30, 2020 and 2019, respectively. The estimated future amortization expense by year for finite-lived intangible assets is presented in the table below (in thousands).

2020 (remaining six months)	$61,108
2021	103,593
2022	93,796
2023	93,781
2024	88,493
Thereafter	406,604
$847,375

Note 7 — Debt

2028 Notes

On June 22, 2020, the Company issued $800.0 million aggregate principal amount of 4.50% Senior Notes due 2028 (the “2028 Notes”). The 2028 Notes were issued pursuant to an indenture, dated as of June 22, 2020 (the “Indenture”), among the Company, the guarantors party thereto and U.S. Bank National Association, as trustee (the “Trustee”). The 2028 Notes were offered and sold only to persons reasonably believed to be qualified institutional buyers (as defined in the Securities Act of 1933, as amended (the “Securities Act”)) pursuant to Rule 144A under the Securities Act and outside the United States only to non-U.S. persons in accordance with Regulation S under the Securities Act.

The 2028 Notes were issued at an issue price of 100.0% and bear interest at a rate of 4.50% per annum. Interest on the 2028 Notes is payable on January 1 and July 1 of each year, beginning on January 1, 2021. The Notes will mature on July 1, 2028.

The Company may redeem some or all of the 2028 Notes at any time on or after July 1, 2023 for cash at the redemption prices set forth in the Indenture, plus accrued and unpaid interest to, but excluding, the redemption date. Prior to July 1, 2023, the Company may redeem up to 40% of the aggregate principal amount of the 2028 Notes with the proceeds of certain equity offerings at a redemption price of 104.5% plus accrued and unpaid interest to, but excluding, the redemption date. In addition, the Company may redeem some or all of the 2028 Notes prior to July 1, 2023, at a redemption price of 100.0% of the principal amount of the 2028 Notes plus accrued and unpaid interest to, but excluding, the redemption date, plus a “make-whole” premium. If the Company experiences specific kinds of change of control and a ratings decline, it will be required to offer to repurchase the 2028 Notes at a price equal to 101.0% of the principal amount thereof plus accrued and unpaid interest to, but excluding, the repurchase date.

The 2028 Notes are the Company’s general unsecured senior obligations, and are effectively subordinated to all of the Company’s existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness, structurally subordinated to all existing and future indebtedness and other liabilities of the Company’s non-guarantor subsidiaries, equal in right of payment to all of the Company’s and Company’s guarantor subsidiaries’ existing and future senior indebtedness and senior in right of payment to all of the Company’s future subordinated indebtedness, if any. The 2028 Notes are jointly and severally guaranteed on a senior unsecured basis by certain of the Company’s domestic subsidiaries that have outstanding indebtedness or guarantee other specified indebtedness.

The Indenture contains covenants that limit, among other things, the Company’s ability and the ability of some of the Company’s subsidiaries to:

•create liens; and
•merge or consolidate with other entities.

These covenants are subject to a number of exceptions and qualifications. The Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, and interest on all the then outstanding 2028 Notes issued under the Indenture to be due and payable.

2016 Credit Agreement

The Company has a credit facility that currently provides for a $1.5 billion Term loan A facility and a $1.2 billion revolving credit facility (the "2016 Credit Agreement"). The 2016 Credit Agreement contains certain customary restrictive loan covenants, including, among others, financial covenants that apply a maximum consolidated leverage ratio and a minimum consolidated interest expense coverage ratio. The Company was in full compliance with all covenants as of June 30, 2020.

The Term loan A facility is being repaid in 16 consecutive quarterly installments that commenced on June 30, 2017, plus a final payment to be made on March 20, 2022. On June 30, 2020, the Company used proceeds from the Notes offering to prepay $787.9 million outstanding under the Term loan A facility. The revolving credit facility may be borrowed, repaid and re-borrowed through March 20, 2022, at which time all then-outstanding amounts must be repaid.

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

2025 Notes

The Company has $800.0 million aggregate principal amount of 5.125% Senior Notes due 2025 (the “2025 Notes”). The 2025 Notes were issued at an issue price of 100.0% and bear interest at a fixed rate of 5.125% per annum. Interest on the Senior Notes is payable on April 1 and October 1 of each year. The Senior Notes mature on April 1, 2025.

The Company may redeem some or all of the Senior Notes at any time on or after April 1, 2020 for cash at the redemption prices set forth in the Note Indenture, plus accrued and unpaid interest to, but not including, the redemption date.

Outstanding Borrowings

The table below summarizes the Company’s total outstanding borrowings as of the dates indicated (in thousands).

	June 30,	December 31,
Description:	2020	2019
2016 Credit Agreement - Term loan A facility (1)	$400,125	$1,252,969
2016 Credit Agreement - Revolving credit facility (1), (2)	—	148,000
2025 Notes (3)	800,000	800,000
2028 Notes (4)	800,000	—
Other (5)	$6,297	$6,545
Principal amount outstanding (6)	2,006,422	2,207,514
Less: deferred financing fees (7)	$(31,171)	$(23,908)
Net balance sheet carrying amount	$1,975,251	$2,183,606

(1)The contractual annualized interest rate as of June 30, 2020 on the Term loan A facility and the revolving credit facility was 1.68%, which consisted of a floating Eurodollar base rate of 0.18% plus a margin of 1.50%. However, the Company has interest rate swap contracts that effectively convert the floating Eurodollar base rates on outstanding amounts to a fixed base rate.
(2)The Company had approximately $1.2 billion of available borrowing capacity on the revolver (not including the expansion feature) as of June 30, 2020.
(3)Consists of $800.0 million principal amount of 2025 Notes outstanding. The Senior Notes bear interest at a fixed rate of 5.125% and mature on April 1, 2025.
(4)Consists of $800.0 million principal amount of 2028 Notes outstanding. The Senior Notes bear interest at a fixed rate of 4.50% and mature on July 1, 2028.
(5)Consists of two State of Connecticut economic development loans. One of the loans originated in 2012, has a 10-year maturity and the outstanding balance of $1.3 million as of June 30, 2020 bears interest at a fixed rate of 3.00%. The second loan, originated in 2019, has a 10-year maturity and bears interest at a fixed rate of 1.75%. Both of these loans may be repaid at any time by the Company without penalty.
(6)The weighted average annual effective rate on the Company's outstanding debt for the three and six months ended June 30, 2020, including the effects of its interest rate swaps discussed below, was 4.28% and 4.35%, respectively.
(7)Deferred financing fees are being amortized to Interest expense, net over the term of the related debt obligation.

Interest Rate Swaps

As of June 30, 2020, the Company had four fixed-for-floating interest rate swap contracts with a total notional value of $1.4 billion that mature through 2025. Prior to June 30, 2020, the Company designated the swaps as accounting hedges of the forecasted interest payments on its variable-rate borrowings. The Company pays base fixed rates on these swaps ranging from 2.13% to 3.04% and in return receives a floating Eurodollar base rate on 30-day notional borrowings.

Prior to the prepayment of $787.9 million under the Term Loan A facility and repayment of all amounts outstanding under the Revolving credit facility on June 30, 2020, the Company accounted for its interest rate swap contracts as cash flow hedges in accordance with FASB ASC Topic 815. Because the swaps hedged forecasted interest payments, changes in the fair values of the swaps were recorded in accumulated other comprehensive income (loss), a component of stockholders' equity, as long as the swaps continued to be highly effective hedges of the designated interest rate risk. Any ineffective portion of a change in the fair value of a hedge was recorded in earnings. Upon the prepayment of $787.9 million under the Company's Term Loan A credit facility and repayment of all amounts outstanding under the Revolving credit facility, the Company determined that it was probable that forecasted interest payments on $200.0 million of variable rate debt would not occur. Additionally, as the variable rate debt under the Term A loan credit facility was replaced by $800.0 million of fixed rate debt under the 2028 Notes, the Company de-designated all of its interest rate swaps. As a result, the Company accelerated the release of $10.3 million from Accumulated other comprehensive loss, net related to the forecasted interest payments that were no longer probable. The loss was recorded in Other expense, net on the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2020. The remaining $118.4 million is classified within Accumulated other comprehensive loss and will be amortized into Interest expense, net over the terms of the hedged forecasted interest payments. Subsequent changes to fair value of the interest rate swaps will be recorded in Other expense, net. The interest rate swaps had negative unrealized fair values (liabilities) of $128.7 million and $64.8 million as of June 30, 2020 and December 31, 2019, respectively, of which $89.0 million and $47.2 million were recorded in Accumulated other comprehensive loss, net of tax effect, as of June 30, 2020 and December 31, 2019, respectively. See Note 11 — Fair Value Disclosures for the determination of the fair values of Company's interest rate swaps.

Note 8 — Equity

Share Repurchase Authorization

The Company has a $1.2 billion board authorization to repurchase its common stock, of which $0.7 billion remained available as of June 30, 2020. The Company may repurchase its common stock from time-to-time in amounts, at prices and in the manner that the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended), accelerated share repurchases, private transactions or other transactions and will be funded by cash on hand and borrowings. The Company’s share repurchase activity is presented in the table below for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Number of shares repurchased (1)	5,999	11,087	423,706	223,511
Cash paid for repurchased shares (in thousands) (2)	$698	$1,719	$73,862	$46,558

(1) The average purchase price for repurchased shares was $116.29 and $155.37 for the three months ended June 30, 2020 and 2019, respectively, and $150.72 and $141.20 for the six months ended June 30, 2020 and 2019, respectively. The repurchased shares during the six months ended June 30, 2020 included purchases for both stock-based compensation awards and open market purchases. All of the shares repurchased during the six months ended June 30, 2019 related to the settlement of the Company's stock-based compensation awards.
(2) The cash paid for repurchased shares during the six months ended June 30, 2020 included open market purchases with trade dates in December 2019 that settled in January 2020.

Accumulated Other Comprehensive Income (Loss), net ("AOCI/L")

The tables below provide information about the changes in AOCI/L by component and the related amounts reclassified out of AOCI/L to income during the periods indicated (net of tax, in thousands) (1).

Three Months Ended June 30, 2020

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – March 31, 2020	$(91,896)	$(8,505)	$(68,571)	$(168,972)
Other comprehensive income (loss) activity during the period:
Change in AOCI/L before reclassifications to income	(9,935)	—	23,817	13,882
Reclassifications from AOCI/L to income (2), (3)	12,835	80	—	12,915
Other comprehensive income (loss) for the period	2,900	80	23,817	26,797
Balance – June 30, 2020	$(88,996)	$(8,425)	$(44,754)	$(142,175)

Three Months Ended June 30, 2019

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – March 31, 2019	$(22,275)	$(5,696)	$(33,595)	$(61,566)
Other comprehensive income (loss) activity during the period:
Change in AOCI/L before reclassifications to income	(23,085)	—	12,761	(10,324)
Reclassifications from AOCI/L to income (2), (3)	(1,630)	41	—	(1,589)
Other comprehensive income (loss) for the period	(24,715)	41	12,761	(11,913)
Balance – June 30, 2019	$(46,990)	$(5,655)	$(20,834)	$(73,479)

Six Months Ended June 30, 2020

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2019	$(47,164)	$(8,584)	$(22,190)	$(77,938)
Other comprehensive income (loss) activity during the period:
Change in AOCI/L before reclassifications to income	(56,989)	—	(22,564)	(79,553)
Reclassifications from AOCI/L to income (2), (3)	15,157	159	—	15,316
Other comprehensive income (loss) for the period	(41,832)	159	(22,564)	(64,237)
Balance – June 30, 2020	$(88,996)	$(8,425)	$(44,754)	$(142,175)

Six Months Ended June 30, 2019

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2018	$(7,770)	$(5,738)	$(26,359)	(39,867)
Other comprehensive income (loss) activity during the period:
Change in AOCI/L before reclassifications to income	(35,938)	—	5,525	(30,413)
Reclassifications from AOCI/L to income (2), (3)	(3,282)	83	—	(3,199)
Other comprehensive income (loss) for the period	(39,220)	83	5,525	(33,612)
Balance – June 30, 2019	$(46,990)	$(5,655)	$(20,834)	(73,479)

(1)Amounts in parentheses represent debits (deferred losses).

(2)$10.3 million and $7.3 million of the reclassifications related to interest rate swaps (cash flow hedges) were recorded in Other expense, net and Interest expense, net, respectively, for the three months ended June 30, 2020. $10.3 million and $10.5 million of the reclassifications related to interest rate swaps (cash flow hedges) were recorded in Other expense, net and Interest expense, net, respectively for the six months ended June 30, 2020. The reclassifications related to interest rate swaps (cash flow hedges) were recorded as interest expense, net for the three and six months ended June 30, 2019. See Note 7 — Debt and Note 10 — Derivatives and Hedging for information regarding the cash flow hedges.
(3)The reclassifications related to defined benefit pension plans were recorded in Other expense, net. See Note 12 – Employee Benefits for information regarding the Company’s defined benefit pension plans.
The estimated net amount of the existing losses on the Company's interest rate swaps that are reported in accumulated other comprehensive loss at June 30, 2020 that is expected to be reclassified into earnings within the next 12 months is $28.7 million.

Note 9 — Income Taxes

The provision for income taxes for the three months ended June 30, 2020 and 2019 was an expense of $3.9 million and a benefit of $12.4 million, respectively. The provision for income taxes for the six months ended June 30, 2020 was an expense of $25.6 million compared to a benefit of $12.1 million for the six months ended June 30, 2019.

The effective income tax rate was an expense of 6.6% and a benefit of 13.6% for the three months ended June 30, 2020 and 2019, respectively. The effective income tax rate was an expense of 16.5% for the six months ended June 30, 2020 compared to a benefit of 10.8% for the six months ended June 30, 2019. Both periods include material benefits from intercompany sales of certain intellectual property, as well as movements in unrecognized tax benefits. The changes in effective tax rates are largely attributable to the differences in the relative impacts of these items period over period.

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

The Company completed intercompany sales of certain intellectual property in both 2020 and 2019. As a result, the Company recorded tax benefits of approximately $28.3 million during the three and six months ended June 30, 2020 and $38.1 million during the three and six months ended June 30, 2019. These benefits represent the value of future tax deductions for amortization of the assets in the acquiring jurisdiction.

In July 2020, the Company completed an intercompany contribution of a significant amount of intellectual property. The Company will not be claiming future tax deductions for amortization of the assets in the acquiring jurisdiction. The Company's intellectual property footprint continues to evolve and may result in tax rate volatility in the future.

The Company had gross unrecognized tax benefits of $114.3 million June 30, 2020 and $102.8 million at December 31, 2019. It is reasonably possible that gross unrecognized tax benefits will decrease by approximately $9.9 million within the next twelve months due to the anticipated closure of audits and the expiration of certain statutes of limitation.

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

June 30, 2020
Derivative Contract Type	Number of Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in AOCI/L, net of tax
Interest rate swaps (1)	4	$1,400,000	$(94,175)	Other liabilities	$(88,996)
			(34,538)	Accrued liabilities
Foreign currency forwards (2)	39	182,734	(61)	Accrued liabilities	—
Total	43	$1,582,734	$(128,774)		$(88,996)

December 31, 2019
Derivative Contract Type	Number of Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in AOCI/L
Interest rate swaps (1)	4	$1,400,000	$(64,831)	Other liabilities	$(47,164)
Foreign currency forwards (2)	176	604,858	59	Other current assets	—
Total	180	$2,004,858	$(64,772)		$(47,164)

(1)Prior to June 30, 2020, the interest rate swaps were designated and accounted for as cash flow hedges of the forecasted interest payments on borrowings. As a result, changes in the fair values of the swaps were deferred and recorded in AOCI/L, net of tax effect. Upon the prepayment of $787.9 million under the Company's Term Loan A credit facility and all amounts outstanding under the Revolving credit facility, the Company determined that it was probable that forecasted interest payments on $200.0 million of variable rate debt would not occur. Additionally, as the variable rate debt under the Term A loan credit facility was replaced by $800.0 million of fixed rate debt under the 2028 Notes, the Company de-designated all of its interest rate swaps. Note 7 — Debt provides additional information regarding the Company's interest rate swap contracts.
(2)The Company has foreign exchange transaction risk because it typically enters into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currency. The Company enters into short-term foreign currency forward exchange contracts to mitigate the cash flow risk associated with changes in foreign currency rates on forecasted foreign currency transactions. These contracts are accounted for at fair value with realized and unrealized gains and losses recognized in Other income (expense), net because the Company does not designate these contracts as hedges for accounting purposes. All of the outstanding foreign currency forward exchange contracts at June 30, 2020 matured before July 31, 2020.
(3)See Note 11 — Fair Value Disclosures for the determination of the fair values of these instruments.

At June 30, 2020, all of the Company’s derivative counterparties were investment grade financial institutions. The Company did not have any collateral arrangements with its derivative counterparties and none of the derivative contracts contained credit-risk related contingent features. The table below provides information regarding amounts recognized in the accompanying Condensed Consolidated Statements of Operations for derivative contracts for the periods indicated (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Amount recorded in:	2020	2019	2020	2019
Interest (income) expense, net (1)	$7,322	$(2,240)	$10,514	$(4,511)
Other expense, net (2)	9,715	2,535	22,314	697
Total expense (income), net	$17,037	$295	$32,828	$(3,814)

(1)Consists of interest (income) expense from interest rate swap contracts.
(2)Consists of net realized and unrealized gains and losses on foreign currency forward contracts and $10.3 million expense on interest rate swap contracts due to forecasted interest payments no longer being probable as a result of the prepayment of $787.9 million under the Term A loan facility and all amounts outstanding under the Revolving credit facility on June 30, 2020.

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

The table below presents the fair values of certain financial assets and liabilities (in thousands).

Description	June 30, 2020	December 31, 2019
Assets:
Values based on Level 1 inputs:
Deferred compensation plan assets (1)	$8,547	$2,277
Total Level 1 inputs	8,547	2,277
Values based on Level 2 inputs:
Deferred compensation plan assets (1)	65,637	73,419
Foreign currency forward contracts (2)	71	1,558
Total Level 2 inputs	65,708	74,977
Total Assets	$74,255	$77,254
Liabilities:
Values based on Level 2 inputs:
Deferred compensation plan liabilities (1)	$78,883	$79,556
Foreign currency forward contracts (2)	132	1,499
Interest rate swap contracts (3)	128,713	64,831
2025 Notes (4)	820,920	835,384
2028 Notes (5)	809,576	—
Total Level 2 inputs	1,838,224	981,270
Total Liabilities	$1,838,224	$981,270

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
(4)As discussed in Note 7 — Debt, the Company has $800.0 million of principal amount with 5.125% fixed-rate 2025 Notes due in 2025. The estimated fair values of the notes was derived from quoted market prices provided by an independent dealer, which the Company considers to be a Level 2 input. The carrying amounts of the Senior Notes were $786.2 million and $785.0 million as of June 30, 2020 and December 31, 2019, respectively.
(5)As discussed in Note 7 — Debt, on June 22, 2020 the Company issued $800.0 million aggregate principal amount of 4.50% fixed-rate 2028 Notes due in 2028. The estimated fair values of the notes was derived from quoted market prices provided by an independent dealer, which the Company considers to be a Level 2 input. The carrying amounts of the 2028 Notes were $790.0 million as of June 30, 2020.

Note 12 — Employee Benefits

The Company has defined benefit pension plans at several of its international locations. Benefits earned and paid under those plans are generally based on years of service and level of employee compensation. The Company’s defined benefit pension plans are accounted for in accordance with FASB ASC Topics 715 and 960. Net periodic pension expense was $1.0 million and $0.9 million for the three months ended June 30, 2020 and 2019, respectively. Net periodic pension expense was $2.1 million and $1.7 million for the six months ended June 30, 2020 and 2019, respectively.

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

Indemnifications. The Company has various agreements that may obligate us to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to matters such as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of June 30, 2020, the Company did not have any material payment obligations under any such indemnification agreements.

Note 14 — Leases

The Company’s leasing activities are primarily for facilities under cancelable and non-cancelable lease agreements expiring during 2020 and through 2038. These facilities support our executive and administrative activities, sales, systems support, operations, and other functions. The Company also has leases for office equipment and other assets, which are not significant. Certain of these lease agreements include (i) renewal options to extend the lease term for up to five years and/or (ii) options to terminate the agreement within one year. Additionally, certain of the Company’s lease agreements provide standard recurring escalations of lease payments for, among other things, increases in a lessor’s maintenance costs and taxes. Under some lease agreements, the Company may be entitled to allowances, free rent, lessor-financed tenant improvements and other incentives. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company subleases certain office space that it does not intend to occupy. Such sublease arrangements expire during 2021 and through 2032 and primarily relate to facilities in Arlington, Virginia. Certain of the Company’s sublease agreements: (i) include renewal and termination options; (ii) provide for customary escalations of lease payments in the normal course of business; and (iii) grant the subtenant certain allowances, free rent, Gartner-financed tenant improvements and other incentives.

All of the Company’s leasing and subleasing activity is recognized in Selling, general and administrative expense in the accompanying Condensed Consolidated Statements of Operations. The table below presents the Company’s net lease cost and certain other information related to the Company’s leasing activities as of and for the periods indicated (dollars in thousands).

Description:	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Operating lease cost (1)	$35,173	$73,134
Variable lease cost (2)	3,973	8,376
Sublease income	(10,719)	(21,810)
Total lease cost, net (3)	28,427	$59,700
Cash paid for amounts included in the measurement of operating lease liabilities	$34,026	$68,962
Cash receipts from sublease arrangements	$9,503	$18,920
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,616	$18,535

(1)Included in operating lease cost was $10.6 million of costs for subleasing activities during the three months ended June 30, 2020.
(2)These amounts are primarily variable lease and nonlease costs that were not fixed at the lease commencement date or are dependent on something other than an index or a rate.
(3)The Company did not capitalize any operating lease costs during the three months ended June 30, 2020.

The table below indicates where the discounted operating lease payments from the above table are classified in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2020 (in thousands).

Description:
Accounts payable and accrued liabilities	$80,168
Operating leases - liabilities	802,119
Total operating lease liabilities per the Condensed Consolidated Balance Sheet	$882,287

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

We operate in a very competitive and rapidly changing environment that involves numerous known and unknown risks and uncertainties, some of which are beyond our control. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future quarterly and annual revenues, operating income, results of operations and cash flows, as well as any forward-looking statement, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in our forward-looking statements include, among others, the following: uncertainty of the magnitude, duration, geographic reach and impact on the global economy of the COVID-19 pandemic; the current, and uncertain future, impact of the COVID-19 pandemic and governments’ responses to it on our business, growth, reputation, projections, prospects, financial condition, operations, cash flows, and liquidity; the adequacy or effectiveness or steps we take to respond to the crisis, including cost reduction or other mitigation programs; our ability to recover potential claims under our event cancellation insurance; the timing of our Gartner Symposium/Xpo series that normally occurs during the fourth quarter, as well as our other conferences and meetings; the amount of new business generated, including from acquisitions; the mix of domestic and international business; domestic and international economic conditions; the U.K.’s exit from the European Union and its impact on our results; the impact of changes in tax policy and heightened scrutiny from various taxing authorities globally; the impact of restructuring and other changes on our business and operations; cybersecurity incidents; changes in market demand for our products and services; changes in foreign currency rates; changes in macroeconomic and market conditions and market volatility (including developments and volatility arising from the COVID-19 pandemic), including interest rates and the effect on the credit markets and access to capital; risks associated with the creditworthiness, budget cuts, and shutdown of governments and agencies; the timing of the development, introduction and marketing of new products and services; competition in the industry; the payment of performance compensation; uncertainty from the expected discontinuance of LIBOR and transition to any other interest rate benchmark; and other risks and uncertainties detailed in this Form 10-Q and our most recent Form 10-K and other filings that we make with the SEC. The potential fluctuations in our operating income could cause period-to-period comparisons of operating results not to be meaningful and could provide an unreliable indication of future operating results. A description of the risk factors associated with our business is included under “Risk Factors” in Part I, Item 1A. of the 2019 Form 10-K and "Risk Factors" in Part II, Item 1A of our Form 10-Q for the quarterly period ended March 31, 2020, which is incorporated herein by reference.

Forward-looking statements are subject to risks, estimates and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements, and are currently, or in the future could be, amplified by the COVID-19 pandemic. Factors that might cause such a difference include, but are not limited to, those listed above or described under “Item 1A. Risk Factors” in the 2019 Form 10-K and "Risk Factors" in Part II, Item 1A of our Form 10-Q for the quarterly period ended March 31, 2020. Readers should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date hereof, and forward-looking statements in documents attached that are incorporated by reference speak only as of the date of those documents. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.

BUSINESS OVERVIEW

Gartner, Inc. (NYSE: IT) is the world’s leading research and advisory company and a member of the S&P 500. We equip business leaders with indispensable insights, advice and tools to achieve their mission–critical priorities today and build the successful organizations of tomorrow. We believe our unmatched combination of expert-led, practitioner-sourced and data-driven research steers clients toward the right decisions on the issues that matter most. We are a trusted advisor and an objective resource for more than 14,000 enterprises in more than 100 countries — across all major functions, in every industry and enterprise size.

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

•Conferences provides business professionals across an organization the opportunity to learn, share and network. From our Gartner Symposium/Xpo series, to industry-leading conferences focused on specific business roles and topics, to peer-driven sessions, our offerings enable attendees to experience the best of Gartner insight and advice.

•Consulting combines the power of Gartner market-leading research with custom analysis and on-the-ground support to help chief information officers and other senior executives driving technology-related strategic initiatives move confidently from insight to action.

COVID-19 Impact

The coronavirus disease (“COVID-19”) pandemic has affected nearly every region in the world and has created significant uncertainties and disruption in the global economy. Gartner is closely monitoring the pandemic-related developments, and our highest priority is the health and safety of our associates, clients, vendors, partners, and other stakeholders. We are working closely with our clients to provide best in class COVID-19 related research to assist them in achieving their mission critical priorities.

As a result of the COVID-19 pandemic, we temporarily closed Gartner offices (including our corporate headquarters) in the United States, United Kingdom, Europe, parts of Asia and several other impacted locations and implemented significant travel restrictions. Though many of our employees continue to work remotely, these changes impact the normal operation of our business. We cannot predict when or how we will begin to lift the actions put in place as part of our business continuity plans, including work from home protocols and travel restrictions. As of the date of this filing, we do not believe our work from home protocol has affected our internal controls over financial reporting.

We have seen negative impacts to all of our segments with Conferences being the most impacted. On March 25, 2020, we announced the cancellation of all conferences through August. On July 2, 2020, we announced we cancelled all destination conferences for the remainder of the year. The Company continues its operational planning for virtual conferences from September to December, which are expected to result in significantly less revenue and contribution margin but aid in client retention and engagement. The safety of our associates and clients remain our top priority so future destination conferences will be held only if we determine the relevant impacts of COVID-19 have sufficiently receded in the jurisdictions where our conferences are to be held.

As of June 30, 2020, we had approximately $13 million recorded in Prepaid expenses and other current assets on the balance sheet related to cancelled conferences. We expect to recover the majority of these and potential termination costs for future conferences through either force majeure clauses in our vendor contracts, other arrangements with vendors or event cancellation insurance claims. For cancelled conferences, our event cancellation insurance enables us to receive an amount up to the lost contribution margin per conference plus incurred expenses. Our event cancellation insurance provides up to $170 million in coverage for 2020 with the right to reinstate that amount one time if those limits are utilized. The insurer has contested our right to reinstate limits and to include in reinstated limits conferences cancelled due to COVID-19. We are in litigation with the insurer on these issues.The timing of receiving the insurance claims is uncertain so we will not record any insurance claims in excess of expenses incurred until the receipt of the insurance proceeds.

Our Research segment has continued to experience a slowdown as contract value (CV) growth was 7.0% in the second quarter of 2020 compared to 10.6%, in the first quarter of 2020. CV growth slowed late in the first quarter as the global virus response led to lower new business growth and lower retention rates. However, because our revenue and CV have been historically stable and predictable as a result of our subscription-based business model, we are only expecting a modest decrease in Research revenue for the remainder of the year. Slower CV growth this year however will lead to slower research revenue growth in 2021. Nonetheless, we believe that our emphasis on producing COVID-19 and cost optimization related research will continue to drive client engagement and satisfaction with our Research products.

Our Consulting segment was only mildly impacted by the COVID-19 pandemic as many engagements are being performed by associates working remotely. Labor based consulting weakened late in the first quarter due to the pandemic. This weakness continued in the second quarter due to weaker demand which will likely continue for the remainder of 2020. Overall, we expect Consulting revenues to be lower throughout the remainder of the year, due to a slowdown in labor-based demand.

In connection with the cancellation of the majority of 2020 conferences and the weaker demand in our Consulting segment noted above, in the second quarter of 2020, we implemented workforce reductions. We incurred an aggregate of approximately $18 million in costs relating to these workforce reductions in the second quarter of 2020 and expect the majority of these charges to be paid out in the third and fourth quarters of 2020.

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

We had total revenues of $1.0 billion during the second quarter of 2020, a decrease of 9% compared to the second quarter of 2019. During the second quarter of 2020 revenues for Research increased by 6% year-over-year, while Conferences and Consulting revenues declined by 100% and 6%. For a more complete discussion of our results by segment, see Segment Results below.

For the second quarter of 2020, we had net income of $55.1 million and diluted income per share of $0.61. Cash provided by operating activities was $398.9 million and $263.1 million during the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had $356.6 million of cash and cash equivalents and $1.2 billion of available borrowing capacity on our revolving credit facility. For a more complete discussion of our cash flows and financial position, see the Liquidity and Capital Resources section below.

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

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Increase (Decrease)	Increase (Decrease) %
Total revenues	$973,135	$1,070,882	$(97,747)	(9)%
Costs and expenses:
Cost of services and product development	322,551	387,999	(65,448)	(17)
Selling, general and administrative	494,840	514,976	(20,136)	(4)
Depreciation	22,728	20,099	2,629	13
Amortization of intangibles	31,208	32,164	(956)	(3)
Acquisition and integration charges	2,157	(358)	2,515	nm
Operating income	99,651	116,002	(16,351)	(14)
Interest expense, net	(30,296)	(24,749)	5,547	22
Other expense, net	(10,399)	(247)	10,152	nm
Less: Provision (benefit) for income taxes	3,879	(12,400)	16,279	nm
Net income	$55,077	$103,406	$(48,329)	(47)%
nm = not meaningful

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019	Increase (Decrease)	Increase (Decrease) %
Total revenues	$1,992,026	$2,041,326	$(49,300)	(2)%
Costs and expenses:
Cost of services and product development	663,829	734,644	(70,815)	(10)
Selling, general and administrative	991,479	1,033,746	(42,267)	(4)
Depreciation	45,245	39,874	5,371	13
Amortization of intangibles	63,387	65,847	(2,460)	(4)
Acquisition and integration charges	3,716	2,414	1,302	54
Operating income	224,370	164,801	59,569	36
Interest expense, net	(56,644)	(49,596)	7,048	14
(Loss) gain from divested operations	—	(2,075)	(2,075)	nm
Other expense, net	(11,915)	(1,071)	10,844	nm
Less: Provision (benefit) for income taxes	25,637	(12,142)	(37,779)	nm
Net income	$130,174	$124,201	$5,973	5

Total revenues for the three months ended June 30, 2020 were $1.0 billion, a decrease of $97.7 million, or 9% compared to the same period in 2019 on a reported basis and 8% excluding the foreign currency impact. Total revenues for the six months ended June 30, 2020 were $2.0 billion, a decrease of $49.3 million, or 2% compared to the same period in 2019 on a reported basis and 1% excluding the foreign currency impact. Refer to the section of this MD&A below entitled “Segment Results” for a discussion of revenues and results by segment.

Cost of services and product development was $322.6 million during the three months ended June 30, 2020, a decrease of $65.4 million compared to the same period in 2019, or 17% on a reported basis and 16% excluding the foreign currency impact. The decrease in Cost of services and product development was primarily due to decreased costs related to cancellations or postponements of conferences during the second quarter of fiscal year 2020 in response to the COVID-19 pandemic, lower travel and entertainment costs during the quarter as well as the implementation of various cost cutting initiatives. Cost of services and product development as a percent of revenues was 33% and 36% during the three months ended June 30, 2020 and 2019, respectively. Cost of services and product development was $663.8 million during the six months ended June 30, 2020, a decrease of $70.8 million compared to the same period in 2019, or 10% on a reported basis and 9% excluding the foreign currency impact. The decrease was primarily due to the same factors that caused the year-over-year quarterly decrease, partially offset by higher payroll and benefits costs. Cost of services and product development as a percent of revenues was 33% and 36% during the six months ended June 30, 2020 and 2019, respectively.
Selling, general and administrative (“SG&A”) expense was $494.8 million during the three months ended June 30, 2020, a decrease of $20.1 million compared to the same period in 2019, or 4% on a reported basis and 2% excluding the foreign currency impact. The decrease in SG&A expense was primarily due to reduced internal meetings and travel and entertainment costs resulting from the COVID-19 pandemic for the three months ended June 30, 2020. There was a decrease to quota-bearing sales associates in Global Technology Sales and Global Business Sales to 3,089 and 834, respectively, at June 30, 2020. On a combined basis, the total number of quota-bearing sales associates decreased by 5% when compared to June 30, 2019. SG&A expense as a percent of revenues was 51% and 48% during the three months ended June 30, 2020 and 2019, respectively. SG&A expense was $991.5 million during the six months ended June 30, 2020, a decrease of $42.3 million compared to the same period in 2019, or 4% on a reported basis and 3% excluding the foreign currency impact. The decrease in SG&A expense was primarily due to the same factors that caused the year-over-year quarterly decrease, partially offset by payroll related expenses. SG&A expense as a percent of revenues was 50% and 51% during the six months ended June 30, 2020 and 2019, respectively.

Depreciation increased by 13% during the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. This increase for the three and six months ended June 30, 2020 was due to additional investments, including new leasehold improvements, (as additional office space went into service), and capitalized software.

Amortization of intangibles decreased by 3% and 4% during the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019 due to certain intangible assets that became fully amortized in 2019.

Acquisition and integration charges increased by $2.5 million and $1.3 million during the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019.

Operating income was $99.7 million and $116.0 million during the three months ended June 30, 2020 and 2019, respectively. The decrease in operating income was due to lower revenue, primarily in our Conferences segment, partially offset by reduced Costs of services and product development and SG&A expense. Operating income was $224.4 million and $164.8 million during the six months ended June 30, 2020 and 2019, respectively. The increase in operating income reflects several factors, including (i) higher revenue primarily in our research segment and (ii) reduced Cost of services and product development and SG&A expense.

Interest expense, net increased by $5.5 million and $7.0 million during the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. The increase was primarily due to higher weighted average annual effective rates related to the replacement of expired interest rate swaps with interest rate swaps with higher effective interest rates in late 2019. Additionally, we wrote-off $1.8 million of deferred financing costs related to the prepayment of $787.9 million on the Term Loan A credit facility during the three months ended June 30, 2020.

Loss from divested operations of $2.1 million during the six months ended June 30, 2019 was primarily due to adjustments of certain working capital balances resulting from the Company's 2018 business unit divestitures.

Other expense, net for the periods presented herein included the net impact of foreign currency gains and losses from our hedging activities. Other expense, net for the three and six months ended June 30, 2020 also includes the release of $10.3 million from Accumulated other comprehensive loss, net related to forecasted interest payments that were no longer probable on our interest rate swap contracts, due to the prepayment of $787.9 million of our Term loan A credit facility and repayment of all amounts outstanding under our revolving credit facility.

The provision for income taxes for the three months ended June 30, 2020 and 2019 was an expense of $3.9 million and a benefit of $12.4 million, respectively. The provision for income taxes for the six months ended June 30, 2020 was an expense of $25.6 million compared to a benefit of $12.1 million for the six months ended June 30, 2019.

The effective income tax rate was an expense of 6.6% and a benefit of 13.6% for the three months ended June 30, 2020 and 2019, respectively. The effective income tax rate was an expense of 16.5% for the six months ended June 30, 2020 compared to a benefit of 10.8% for the six months ended June 30, 2019. Both periods include material benefits from intercompany sales of certain intellectual property, as well as movements in unrecognized tax benefits. The changes in effective tax rates are largely attributable to the differences in the relative impacts of these items period over period.

We completed intercompany sales of certain intellectual property in both 2020 and 2019. As a result, we recorded tax benefits of approximately $28.3 million during the three and six months ended June 30, 2020 and $38.1 million during the three and six months ended June 30, 2019. These benefits represent the value of future tax deductions for amortization of the assets in the acquiring jurisdiction.

In July 2020, we completed an intercompany contribution of a significant amount of intellectual property. We will not be claiming future tax deductions for amortization of the assets in the acquiring jurisdiction. Our intellectual property footprint continues to evolve and may result in tax rate volatility in the future.

Net income for the three months ended June 30, 2020 and 2019 was $55.1 million and $103.4 million, respectively, while net income for the six months ended June 30, 2020 and 2019 was $130.2 million and $124.2 million, respectively. Our diluted net income per share during the three and six months ended June 30, 2020 (decreased)/increased by $(0.52) and $0.09, respectively, compared to the same periods in 2019. The decrease during the three months ended June 30, 2020 was primarily the result of the decrease in revenues noted above, increased Interest expense and Other expense, net and increased income tax expense, partially offset by reduced operating expenses. The increase for the six months ended June 30, 2020 was the result of an increase in our 2020 operating income, partially offset by Interest expense and Other expense, net and increased income tax expense.

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

•Conferences provides business professionals across an organization the opportunity to learn, share and network. From our Gartner Symposium/Xpo series, to industry-leading conferences focused on specific business roles and topics, to peer-driven sessions, our offerings enable attendees to experience the best of Gartner insight and advice.

•Consulting combines the power of Gartner market-leading research with custom analysis and on-the-ground support to help chief information officers and other senior executives driving technology-related strategic initiatives move confidently from insight to action.

The sections below present the results of the Company's three reportable business segments.

Research

	As Of And For The Three Months Ended June 30, 2020	As Of And For The Three Months Ended June 30, 2019	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Six Months Ended June 30, 2020	As Of And For The Six Months Ended June 30, 2019	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$875,329	$826,055	$49,274	6%	$1,784,620	$1,651,429	$133,191	8%
Gross contribution (1)	$632,624	$572,297	$60,327	11%	$1,286,094	$1,147,465	$138,629	12%
Gross contribution margin	72%	69%	3 points	—	72%	69%	3 points	—
Business Measurements:
Global Technology Sales (2):
Contract value (1), (3)	$2,767,000	$2,582,000	$185,000	7%
Client retention	80%	82%	(2) points	—
Wallet retention	100%	105%	(5) points	—
Global Business Sales (2):
Contract value (1), (3)	$643,000	$603,000	$40,000	7%
Client retention	83%	81%	2 points	—
Wallet retention	100%	95%	5 points	—

(1)Dollars in thousands.
(2)Global Technology Sales includes sales to users and providers of technology. Global Business Sales includes sales to all other functional leaders.
(3)Contract values are on a foreign exchange neutral basis. Contract values as of June 30, 2019 have been calculated using the same foreign currency rates as 2020.

Research revenues increased by $49.3 million during the three months ended June 30, 2020 compared to the same period in 2019, or 6% on a reported basis and 8% excluding the foreign currency impact. The segment gross contribution margin was 72% and 69% during the six months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020, Research revenues increased by $133.2 million compared to the same period in 2019, or 8% on a reported basis and 10% excluding the foreign currency impact. The increase in revenues during 2020 was primarily due to the same factors driving the trend in our Research contract value, which are discussed below. The improvement in margin of 3 points for both the three and six months ended compared to prior year was primarily due to headcount growing at a slower pace than the corresponding revenue and a decline in travel and entertainment expenses due to COVID-19 travel restrictions.

Total contract value increased to $3.4 billion at June 30, 2020, or 7% compared to June 30, 2019 on a foreign exchange neutral basis. Global Technology Sales ("GTS") contract value increased by 7% at June 30, 2020 when compared to June 30, 2019. The increase in GTS contract value was primarily due to new business from new and existing clients. Global Business Sales ("GBS") contract value increased by 7% year-over-year, primarily driven by increased spending by existing clients and improved retention.

GTS client retention was 80% and 82% as of June 30, 2020 and 2019, respectively, while wallet retention was 100% and 105%, respectively. GBS client retention was 83% and 81% as of June 30, 2020 and 2019, respectively, while wallet retention was 100% and 95%, respectively. The increase in GBS wallet retention was largely due to increased spending by existing clients. The number of GTS client enterprises declined by 3% when compared to prior year, while GBS client enterprises declined by 7% at June 30, 2020 when compared to June 30, 2019.

Conferences

	As Of And For The Three Months Ended June 30, 2020	As Of And For The Three Months Ended June 30, 2019	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Six Months Ended June 30, 2020	As Of And For The Six Months Ended June 30, 2019	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$317	$141,174	$(140,857)	(100)%	$14,187	$193,106	$(178,919)	(93)%
Gross contribution (1)	$(11,230)	$80,570	$(91,800)	(114)%	$(17,290)	$99,446	$(116,736)	(117)%
Gross contribution margin	nm	57%	nm	nm	(122)%	51%	nm	nm
Business Measurements:
Number of destination conferences (2)	—	27	(27)	(100)%	5	39	(34)	(87)%
Number of destination conferences attendees (2)	—	26,416	(26,416)	(100)%	3,364	37,946	(34,582)	(91)%
nm = not meaningful

(1)Dollars in thousands.
(2)Single day, local meetings are excluded.

We held no destination conferences during the three months ended June 30, 2020 and due to the outbreak of COVID-19, we cancelled all destination conferences scheduled for the remainder of 2020 and are now planning to hold 15 virtual conferences in the second half of 2020. As such, Conferences revenues decreased by $140.9 million during the three months ended June 30, 2020 compared to the same period in 2019, or 100% on a reported basis and excluding the foreign currency impact. Conference revenues decreased by $178.9 million during the six months ended June 30, 2020 compared to the same period in 2019, or 93% on a reported basis and excluding the foreign currency impact. Gross contribution declined to a loss of $11.2 million compared to income of $80.6 million in the same period last year.

Consulting

	As Of And For The Three Months Ended June 30, 2020	As Of And For The Three Months Ended June 30, 2019	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Six Months Ended June 30, 2020	As Of And For The Six Months Ended June 30, 2019	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$97,489	$103,653	$(6,164)	(6)%	$193,219	$196,791	$(3,572)	(2)%
Gross contribution (1)	$33,542	$34,236	$(694)	(2)%	$62,925	$62,954	$(29)	—%
Gross contribution margin	34%	33%	1 point	—	33%	32%	1 point	—
Business Measurements:
Backlog (1), (2)	99,000	110,500	(11,500)	(10)%
Billable headcount	796	773	23	3%
Consultant utilization	59%	63%	(4) points	—	61%	66%	(1) point	—
Average annualized revenue per billable headcount (1)	$353	$379	$(26)	(7)%	$360	$390	$(30)	(8)%

(1)Dollars in thousands.
(2)Backlog is on a foreign exchange neutral basis. Backlog as of June 30, 2019 has been calculated using the same foreign currency rates as 2020.

Consulting revenues decreased 6% during the three months ended June 30, 2020 compared to the same period in 2019 on a reported basis and 5% excluding the foreign currency impact, with a revenue decrease in labor-based core consulting of 13%, partially offset by an increase in contract optimization of 18%, on a reported basis. Contract optimization revenue may vary significantly and, as such, revenues for the second quarter of 2020 may not be indicative of results for the remainder of 2020 or beyond. The segment gross contribution margin was 34% and 33% for the three months ended June 30, 2020 and 2019, respectively. The increase in gross contribution margin during the second quarter of 2020 was primarily due to strong contract optimization performance and benefits derived from certain cost-reduction initiatives, including a decline in travel and entertainment expenses due to COVID-19 travel restrictions. Consultant utilization decreased by 4 points during the three months ended June 30, 2020 compared to the same period in 2019 due to a reduction in backlog, as well as, an increase in billable headcount.

For the six months ended June 30, 2020, Consulting revenues decreased 2% compared to the same period in 2019 on a reported basis and 1% excluding the foreign currency impact, while the segment gross contribution margin increased by 1 point. The decrease in revenues was due to the same factors that caused the decrease during the second quarter of 2020.

Backlog decreased by $11.5 million, or 10%, from June 30, 2019 to June 30, 2020. The $99.0 million of backlog at June 30, 2020 represented approximately four months of backlog, which is in line with the Company's operational target.

LIQUIDITY AND CAPITAL RESOURCES

We finance our operations through cash generated from our operating activities and borrowings. Note 7 — Debt in the Notes to Condensed Consolidated Financial Statements provides additional information regarding the Company's outstanding debt obligations. At June 30, 2020, we had $356.6 million of cash and cash equivalents and approximately $1.2 billion of available borrowing capacity on the revolving credit facility under our 2016 Credit Agreement. We believe that the Company has adequate liquidity to meet its currently anticipated needs. As a cautionary measure, we have elected to suspend our share repurchase activity.

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

Our cash and cash equivalents are held in numerous locations throughout the world with 85% held overseas at June 30, 2020. We intend to reinvest substantially all of our accumulated undistributed foreign earnings, except in instances where repatriation would result in minimal additional tax. As a result of the U.S. Tax Cuts and Jobs Act of 2017, we believe that the income tax impact if such earnings were repatriated would be minimal.

The table below summarizes the changes in the Company’s cash balances for the periods indicated (in thousands).

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019	Increase (Decrease)
Cash provided by operating activities	$398,917	$263,078	$135,839
Cash used in investing activities	(45,865)	(61,774)	15,909
Cash used in financing activities	(275,753)	(142,128)	(133,625)
Net increase in cash and cash equivalents	77,299	59,176	18,123
Effects of exchange rates	(1,502)	614	(2,116)
Beginning cash and cash equivalents	280,836	158,663	122,173
Ending cash and cash equivalents	$356,633	$218,453	$138,180

Operating

Cash provided by operating activities was $398.9 million and $263.1 million during the six months ended June 30, 2020 and 2019, respectively. The year-over-year increase was primarily due to higher pre-tax income in the 2020 period and an increase in accounts payable and accrued and other liabilities due to increased accrued payroll, fringe benefits and customer deposits and reduced income tax payments, offset by higher bonus payments made in 2020 related to 2019.

Investing

Cash used in investing activities was $45.9 million and $61.8 million during the six months ended June 30, 2020 and 2019, respectively. The cash used in both periods was primarily for capital expenditures.

Financing

Cash used in financing activities was $275.8 million and $142.1 million during the six months ended June 30, 2020 and 2019, respectively. During the 2020 period, we repaid a net $175.0 million on our revolving credit facility, and used $73.9 million of cash for share repurchases. During the 2019 period, the Company borrowed $5.0 million, paid $46.6 million in debt principal repayments and paid $46.6 million for share repurchases.

Debt

As of June 30, 2020, the Company had $2.0 billion of principal amount of debt outstanding, of which $25.3 million is to be repaid in fiscal 2020. Note 7 — Debt in the Notes to Condensed Consolidated Financial Statements provides additional information regarding the Company's outstanding debt obligations. From time to time, the Company may seek to retire or repurchase its outstanding debt through various methods including open market repurchases, negotiated block transactions, or otherwise, all or some of which may be effected through Rule 10b5-1 plans. Such transactions, if any, depend on prevailing market conditions, our liquidity and capital requirements, contractual restrictions, and other factors, and may involve material amounts.

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

On May 6, 2020, the 2016 Credit Agreement was amended with the consent of the required lenders to, among other things, modify certain financial maintenance covenants to provide additional flexibility to Gartner through December 31, 2021. The amendment increases the maximum consolidated leverage ratio to 5.00 to 1.00 and maximum consolidated secured leverage ratio to 3.75 to 1.00 (each as determined in accordance with the 2016 Credit Agreement), in each case for fiscal quarters ending on June 30, 2020 through and including December 31, 2021. The amendment only increased the applicable margin for all outstanding Revolving Loans and Tranche A Term Loans (each as defined in the 2016 Credit Agreement) to the extent the consolidated leverage ratio (as determined in accordance with the 2016 Credit Agreement) exceeds 4.50 to 1.00.

We were in full compliance with the covenants noted above as of June 30, 2020 and on the date this Quarterly Report on Form 10-Q is filed. Note 7 — Debt in the Notes to Condensed Consolidated Financial Statements provides additional information regarding the Company's outstanding debt obligations.

Our financial covenants as of June 30, 2020 are summarized in the table below:

			As of
Covenants* :		Maximum/Minimum*	June 30, 2020
Consolidated Leverage Ratio	<	5.00	2.76
Consolidated Secured Leverage Ratio	<	3.75	0.58
Consolidated Interest Expense Ratio	≥	3.25	7.25
*- metrics as defined in the 2016 Credit Agreement

On June 22, 2020, the Company issued $800.0 million aggregate principal amount of 4.50% Senior Notes due 2028 (the “2028 Notes”). The 2028 Notes were issued pursuant to an indenture, dated as of June 22, 2020 (the “Indenture”), among the Company, the guarantors party thereto and U.S. Bank National Association, as trustee (the “Trustee”). The 2028 Notes were offered and sold only to persons reasonably believed to be qualified institutional buyers (as defined in the Securities Act of 1933, as amended (the “Securities Act”)) pursuant to Rule 144A under the Securities Act and outside the United States only to non-U.S. persons in accordance with Regulation S under the Securities Act.

The 2028 Notes were issued at an issue price of 100.00% and bear interest at a rate of 4.50% per annum. Interest on the 2028 Notes is payable on January 1 and July 1 of each year, beginning on January 1, 2021. The Notes will mature on July 1, 2028.

We used proceeds from the 2028 Notes to prepay $787.9 million of the Tranche A Term Loans.

OFF BALANCE SHEET ARRANGEMENTS

Through June 30, 2020, the Company has not entered into any material off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

As of June 30, 2020, the Company had $2.0 billion in total debt principal outstanding. Note 7 — Debt in the Notes to Condensed Consolidated Financial Statements provides additional information regarding the Company's outstanding debt obligations.

Approximately $0.4 billion of the Company's total debt outstanding as of June 30, 2020 was based on a floating base rate of interest, which potentially exposes the Company to increases in interest rates. However, we reduce our overall exposure to interest rate increases through our interest rate swap contracts, which effectively convert the floating base interest rates on the borrowings to fixed rates.

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

Translation risk arises as our foreign currency assets and liabilities are translated into U.S. dollars because the functional currencies of our foreign operations are generally denominated in the local currency. Adjustments resulting from the translation of these assets and liabilities are deferred and recorded as a component of stockholders’ equity. A measure of the potential impact of foreign currency translation can be determined through a sensitivity analysis of our cash and cash equivalents. At June 30, 2020, we had $356.6 million of cash and cash equivalents, with a substantial portion denominated in foreign currencies. If the exchange rates of the foreign currencies we hold all changed in comparison to the U.S. dollar by 10%, the amount of cash and cash equivalents we would have reported on June 30, 2020 could have increased or decreased by approximately $30.0 million. The translation of our foreign currency revenues and expenses historically has not had a material impact on our consolidated earnings because movements in and among the major currencies in which we operate tend to impact our revenues and expenses fairly equally. However, our earnings could be impacted during periods of significant exchange rate volatility, or when some or all of the major currencies in which we operate move in the same direction against the U.S. dollar.

Transaction risk arises when we enter into a transaction that is denominated in a currency that may differ from the local functional currency. As these transactions are translated into the local functional currency, a gain or loss may result, which is recorded in current period earnings. We typically enter into foreign currency forward exchange contracts to mitigate the effects of some of this foreign currency transaction risk. Our outstanding foreign currency forward exchange contracts as of June 30, 2020 had an immaterial net unrealized gain.

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

Management conducted an evaluation, as of June 30, 2020, of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed under the Exchange Act.

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

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

The Company has a $1.2 billion board authorization to repurchase its common stock. The Company may repurchase its common stock from time-to-time in amounts, at prices and in the manner that the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended), accelerated share repurchases, private transactions or other transactions and will be funded by cash on hand and borrowings. Repurchases may also be made from time-to-time in connection with the settlement of the Company's stock-based compensation awards. The table below summarizes the repurchases of our common stock during the six months ended June 30, 2020 pursuant to our $1.2 billion share repurchase authorization and the settlement of stock-based compensation awards.

Period	Total Number of Shares Purchased (#)	Average Price Paid Per Share ($)	Total Number of Shares Purchased Under Announced Programs (#)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1, 2020 to April 30, 2020	766	$102.51	—	$681,062
May 1, 2020 to May 31, 2020	4,875	118.08	—	681,062
June 1, 2020 to June 30, 2020	358	121.41	—	$681,062
Total for the quarter (1)	5,999	$116.29	—

(1)The repurchased shares during the six months ended June 30, 2020 included purchases for both the settlement of stock-based compensation awards and open market purchases.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

4.1 (1)
Indenture (including form of Notes), dated as of June 22, 2020, among Gartner, Inc., the guarantors named therein and U.S. Bank National Association, as a trustee, relating to the $800,000,000 aggregate principal amount of 4.500% Senior Notes due 2028.

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

*  Filed with this report.
(1) Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 23, 2020.

Items 3 and 4 of Part II are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gartner, Inc.

Date:	August 4, 2020	/s/ Craig W. Safian
Craig W. Safian
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)