Form 10-Q
period 2020-09-30
GARTNER INC
filed 2020-11-03
CIK 749251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 30, 2020, 89,286,873 shares of the registrant’s common shares were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited; in thousands, except share data)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$553,715	$280,836
Fees receivable, net of allowances of $10,000 and $8,000, respectively	948,864	1,326,012
Deferred commissions	207,938	265,867
Prepaid expenses and other current assets	154,887	146,026
Total current assets	1,865,404	2,018,741
Property, equipment and leasehold improvements, net	332,891	344,579
Operating lease right-of-use assets	651,813	702,916
Goodwill	2,938,708	2,937,726
Intangible assets, net	820,994	925,087
Other assets	230,792	222,245
Total Assets	$6,840,602	$7,151,294
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$790,260	$788,796
Deferred revenues	1,710,791	1,928,020
Current portion of long-term debt	20,511	139,718
Total current liabilities	2,521,562	2,856,534
Long-term debt, net of deferred financing fees	1,957,473	2,043,888
Operating lease liabilities	785,705	832,533
Other liabilities	538,359	479,746
Total Liabilities	5,803,099	6,212,701
Stockholders’ Equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0005 par value, 250,000,000 shares authorized; 163,602,067 shares issued for both periods	82	82
Additional paid-in capital	1,960,143	1,899,273
Accumulated other comprehensive loss, net	(130,213)	(77,938)
Accumulated earnings	2,135,860	1,988,722
Treasury stock, at cost, 74,193,907 and 74,444,288 common shares, respectively	(2,928,369)	(2,871,546)
Total Stockholders’ Equity	1,037,503	938,593
Total Liabilities and Stockholders’ Equity	$6,840,602	$7,151,294

See the accompanying notes to condensed consolidated financial statements.

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Research	$892,719	$840,998	$2,677,339	$2,492,427
Conferences	12,738	66,286	26,925	259,392
Consulting	89,161	93,218	282,380	290,009
Total revenues	994,618	1,000,502	2,986,644	3,041,828
Costs and expenses:
Cost of services and product development	329,767	365,056	993,596	1,099,700
Selling, general and administrative	521,508	512,159	1,512,987	1,545,905
Depreciation	22,743	20,704	67,988	60,578
Amortization of intangibles	31,228	31,694	94,615	97,541
Acquisition and integration charges	1,722	1,742	5,438	4,156
Total costs and expenses	906,968	931,355	2,674,624	2,807,880
Operating income	87,650	69,147	312,020	233,948
Interest expense, net	(30,538)	(24,073)	(87,182)	(73,669)
Loss from divested operations	—	—	—	(2,075)
Loss on extinguishment of debt	(44,814)	—	(44,814)	—
Other income (expense), net	1,869	8,024	(10,046)	6,953
Income before income taxes	14,167	53,098	169,978	165,157
(Benefit) provision for income taxes	(2,797)	11,710	22,840	(432)
Net income	$16,964	$41,388	$147,138	$165,589

Net income per share:
Basic	$0.19	$0.46	$1.65	$1.84
Diluted	$0.19	$0.46	$1.63	$1.82
Weighted average shares outstanding:
Basic	89,378	89,846	89,307	89,947
Diluted	89,955	90,887	90,002	91,089

See the accompanying notes to condensed consolidated financial statements.

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited; in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$16,964	$41,388	$147,138	$165,589
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	7,498	3,553	(15,066)	9,078
Interest rate swaps – net change in deferred gain or loss	4,379	(11,379)	(37,453)	(50,599)
Pension plans – net change in deferred actuarial loss	85	41	244	124
Other comprehensive income (loss), net of tax	11,962	(7,785)	(52,275)	(41,397)
Comprehensive income	$28,926	$33,603	$94,863	$124,192

See the accompanying notes to condensed consolidated financial statements.

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited; in thousands)

Three and Nine Months Ended September 30, 2020

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Accumulated Earnings	Treasury Stock	Total
Balance at December 31, 2019	$82	$1,899,273	$(77,938)	$1,988,722	$(2,871,546)	$938,593
Net income	—	—	—	75,097	—	75,097
Other comprehensive loss	—	—	(91,034)	—	—	(91,034)
Issuances under stock plans	—	(1,794)	—	—	7,448	5,654
Common share repurchases	—	—	—	—	(63,164)	(63,164)
Stock-based compensation expense	—	25,129	—	—	—	25,129
Balance at March 31, 2020	$82	$1,922,608	$(168,972)	$2,063,819	$(2,927,262)	$890,275
Net income	—	—	—	55,077	—	55,077
Other comprehensive income	—	—	26,797	—	—	26,797
Issuances under stock plans	—	3,223	—	—	867	4,090
Common share repurchases	—	—	—	—	(698)	(698)
Stock-based compensation expense	—	15,678	—	—	—	15,678
Balance at June 30, 2020	$82	$1,941,509	$(142,175)	$2,118,896	$(2,927,093)	$991,219
Net income	—	—	—	16,964	—	16,964
Other comprehensive income	—	—	11,962	—	—	11,962
Issuances under stock plans	—	3,133	—	—	979	4,112
Common share repurchases	—	—	—	—	(2,255)	(2,255)
Stock-based compensation expense	—	15,501	—	—	—	15,501
Balance at September 30, 2020	$82	$1,960,143	$(130,213)	$2,135,860	$(2,928,369)	$1,037,503

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited; in thousands)

Three and Nine Months Ended September 30, 2019

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

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Nine Months Ended
	September 30,
	2020	2019
Operating activities:
Net income	$147,138	$165,589
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	162,603	158,119
Stock-based compensation expense	56,308	57,893
Deferred taxes	(6,548)	(50,790)
Loss from divested operations	—	2,075
Loss on extinguishment of debt	44,814	—
Fair value adjustment - equity security	—	(9,120)
Reduction in the carrying amount of operating lease right-of-use assets	62,876	63,692
Amortization and write-off of deferred financing fees	7,487	4,865
Amortization of deferred swap losses from de-designation	10,320	—
Loss on de-designated swaps	476	—
Changes in assets and liabilities:
Fees receivable, net	369,119	215,132
Deferred commissions	56,094	35,329
Prepaid expenses and other current assets	(9,104)	(941)
Other assets	(3,509)	(46,954)
Deferred revenues	(210,170)	70,006
Accounts payable and accrued and other liabilities	(45,074)	(182,294)
Cash provided by operating activities	642,830	482,601
Investing activities:
Additions to property, equipment and leasehold improvements	(60,845)	(95,701)
Acquisitions - cash paid (net of cash acquired)	—	(2,295)
Cash used in investing activities	(60,845)	(97,996)
Financing activities:
Proceeds from employee stock purchase plan	13,813	13,235
Proceeds from borrowings	2,000,000	5,000
Early redemption premium payment	(30,752)	—
Payments of deferred financing fees	(23,627)	—
Proceeds from revolving credit facility	327,000	281,000
Payments on revolving credit facility	(475,000)	(316,000)
Payments on borrowings	(2,053,342)	(74,612)
Purchases of treasury stock	(76,117)	(141,436)
Cash used in financing activities	(318,025)	(232,813)
Net increase in cash and cash equivalents	263,960	151,792
Effects of exchange rates on cash and cash equivalents	8,919	(3,728)
Cash and cash equivalents and restricted cash, beginning of period	280,836	158,663
Cash and cash equivalents, end of period	$553,715	$306,727

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

Basis of presentation. The accompanying interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 270 for interim financial information and with the applicable instructions of U.S. Securities and Exchange Commission (“SEC”) Rule 10-01 of Regulation S-X on Form 10-Q, and should be read in conjunction with the consolidated financial statements and related notes of the Company in its Annual Report on Form 10-K for the year ended December 31, 2019.

The fiscal year of Gartner is the twelve-month period from January 1 through December 31. In the opinion of management, all normal recurring accruals and adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented herein have been included. The results of operations for the three and nine months ended September 30, 2020 may not be indicative of the results of operations for the remainder of 2020 or beyond. When used in these notes, the terms “Gartner,” the “Company,” “we,” “us,” or “our” refer to Gartner, Inc. and its consolidated subsidiaries.

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

Revenue recognition. Revenue is recognized in accordance with the requirements of FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”). Revenue is only recognized when all of the required criteria for revenue recognition have been met. The accompanying Condensed Consolidated Statements of Operations present revenue net of any sales or value-added taxes that we collect from customers and remit to government authorities. ASC Topic 270 requires certain disclosures in interim financial statements around the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Note 2 — Revenue and Related Matters provides additional information regarding the Company’s revenues.

Acquisition and divestiture activities. The Company recognized $1.7 million of Acquisition and integration charges during each of the three months ended September 30, 2020 and 2019. The Company recognized $5.4 million and $4.2 million of Acquisition and integration charges during the nine months ended September 30, 2020 and 2019, respectively. Acquisition and integration charges reflect additional costs and expenses resulting from our acquisitions and include, among other items, professional fees, severance and stock-based compensation charges. Although the Company did not complete any business acquisitions during the nine months ended September 30, 2020 or 2019, it paid $2.3 million of restricted cash in 2019 for deferred consideration from a 2017 acquisition.

During the nine months ended September 30, 2019, the Company recorded a pretax Loss from divested operations of $2.1 million, primarily due to adjustments of certain working capital balances related to divestitures that were completed in 2018.

Adoption of new accounting standards. The Company adopted the accounting standards described below during the nine months ended September 30, 2020.

Implementation Costs in a Cloud Computing Arrangement — In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU No. 2018-15”). ASU No. 2018-15 aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Costs that are capitalized under ASU No. 2018-15 will be expensed over the term of the cloud computing arrangement. Gartner adopted ASU No. 2018-15 on January 1, 2020 on a prospective basis. The adoption of ASU No. 2018-15 did not have a material impact on the Company’s condensed consolidated financial statements.

Fair Value Measurement Disclosures — In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU No. 2018-13”). ASU No. 2018-13, which is part of the FASB’s broader disclosure framework project, modified and supplemented the previous U.S. GAAP disclosure requirements pertaining to fair value measurements, with an emphasis on Level 3 disclosures of the valuation hierarchy. Gartner adopted ASU No. 2018-13 on January 1, 2020. The adoption of ASU No. 2018-13 did not have a material impact on the Company’s condensed consolidated financial statements.

Goodwill Impairment — In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other - Simplifying the Test for Goodwill Impairment (“ASU No. 2017-04”). ASU No. 2017-04 simplified the determination of the amount of goodwill to be potentially charged off by eliminating Step 2 of the goodwill impairment test under previous U.S. GAAP. Gartner adopted ASU No. 2017-04 on January 1, 2020. The adoption of ASU No. 2017-04 did not have a material impact on the Company’s condensed consolidated financial statements.

Financial Instrument Credit Losses — In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (“ASU No. 2016-13”). ASU No. 2016-13 amended the previous financial instrument impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. Gartner adopted ASU No. 2016-13 on January 1, 2020 with no cumulative effect adjustment to the Company’s opening retained earnings. The Company applied the expected credit loss model to its fees receivable balance on January 1, 2020 using a historical loss rate method. The Company’s trade receivables are collected fairly quickly and its credit losses have historically been low. The adoption of ASU No. 2016-13 did not have a material impact on the Company’s condensed consolidated financial statements.

Accounting standards issued but not yet adopted. The FASB has issued accounting standards that have not yet become effective and may impact the Company’s consolidated financial statements or related disclosures in future periods. Those standards and their potential impact are discussed below.

Accounting standard effective immediately upon voluntary election by Gartner

Reference Rate Reform — In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform—Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU No. 2020-04”). ASU No. 2020-04 provides that an entity can elect not to apply certain required modification accounting in U.S. GAAP to contracts where all changes to the critical terms relate to reference rate reform (e.g., the expected discontinuance of LIBOR and the transition to an alternative reference interest rate, etc.). In addition, the rule provides optional expedients and exceptions that enable entities to continue to apply hedge accounting for hedging relationships where one or more of the critical terms change due to reference rate reform. The rule became effective for all entities as of March 12, 2020 and will generally no longer be available to apply after December 31, 2022. The Company is currently evaluating the potential impact of ASU No. 2020-04 on its consolidated financial statements, including the rule’s potential impact on any debt modifications or other contractual changes in the future that may result from reference rate reform.

Accounting standard effective in the fourth quarter of 2020

Defined Benefit Plan Disclosures — In August 2018, the FASB issued ASU No. 2018-14, Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU No. 2018-14”). ASU No. 2018-14, which is part of the FASB’s broader disclosure framework project, modifies and supplements the current U.S. GAAP annual disclosure requirements for employers that sponsor defined benefit pension plans. ASU No. 2018-14 is effective for Gartner in the fourth quarter of 2020. ASU No. 2018-14 must be adopted on a retroactive basis and applied to each comparative period presented in an entity’s financial statements. The adoption of ASU No. 2018-14 is currently not expected to have a material impact on the Company’s financial statement disclosures.

Accounting standard effective in 2021

Simplifying the Accounting for Income Taxes — In December 2019, the FASB issued ASU No. 2019-12, Income Taxes—Simplifying the Accounting for Income Taxes (“ASU No. 2019-12”). ASU No. 2019-12 provides new guidance to simplify the accounting for income taxes in certain areas, changes the accounting for select income tax transactions and makes minor ASC improvements. ASU No. 2019-12 is effective for Gartner on January 1, 2021, including interim periods in the year of adoption. Early adoption is permitted. The method of adoption varies depending on the component of the new rule that is being adopted. The Company is currently evaluating the potential impact of ASU No. 2019-12 on our consolidated financial statements.

Note 2 — Revenue and Related Matters

Disaggregated Revenue — The Company’s disaggregated revenue by reportable segment is presented in the tables below for the periods indicated (in thousands).

By Primary Geographic Market (1)

Three Months Ended September 30, 2020

Primary Geographic Market	Research	Conferences	Consulting	Total
United States and Canada	$574,203	$10,669	$55,389	$640,261
Europe, Middle East and Africa	210,152	2,064	23,495	235,711
Other International	108,364	5	10,277	118,646
Total revenues	$892,719	$12,738	$89,161	$994,618

Three Months Ended September 30, 2019

Primary Geographic Market	Research	Conferences	Consulting	Total
United States and Canada	$538,112	$28,153	$58,615	$624,880
Europe, Middle East and Africa	196,121	24,497	26,468	247,086
Other International	106,765	13,636	8,135	128,536
Total revenues	$840,998	$66,286	$93,218	$1,000,502

Nine Months Ended September 30, 2020

Primary Geographic Market	Research	Conferences	Consulting	Total
United States and Canada	$1,737,603	$16,966	$167,570	$1,922,139
Europe, Middle East and Africa	612,946	4,211	83,691	700,848
Other International	326,790	5,748	31,119	363,657
Total revenues	$2,677,339	$26,925	$282,380	$2,986,644

Nine Months Ended September 30, 2019

Primary Geographic Market	Research	Conferences	Consulting	Total
United States and Canada	$1,593,806	$157,756	$175,208	$1,926,770
Europe, Middle East and Africa	583,742	67,520	90,350	741,612
Other International	314,879	34,116	24,451	373,446
Total revenues	$2,492,427	$259,392	$290,009	$3,041,828

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

By Timing of Revenue Recognition

Three Months Ended September 30, 2020

Timing of Revenue Recognition	Research	Conferences	Consulting	Total
Transferred over time (1)	$823,658	$—	$73,989	$897,647
Transferred at a point in time (2)	69,061	12,738	15,172	96,971
Total revenues	$892,719	$12,738	$89,161	$994,618

Three Months Ended September 30, 2019

Timing of Revenue Recognition	Research	Conferences	Consulting	Total
Transferred over time (1)	$769,718	$—	$77,570	$847,288
Transferred at a point in time (2)	71,280	66,286	15,648	153,214
Total revenues	$840,998	$66,286	$93,218	$1,000,502

Nine Months Ended September 30, 2020

Timing of Revenue Recognition	Research	Conferences	Consulting	Total
Transferred over time (1)	$2,463,434	$—	$224,027	$2,687,461
Transferred at a point in time (2)	213,905	26,925	58,353	299,183
Total revenues	$2,677,339	$26,925	$282,380	$2,986,644

Nine Months Ended September 30, 2019

Timing of Revenue Recognition	Research	Conferences	Consulting	Total
Transferred over time (1)	$2,276,783	$—	$235,641	$2,512,424
Transferred at a point in time (2)	215,644	259,392	54,368	529,404
Total revenues	$2,492,427	$259,392	$290,009	$3,041,828

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

Performance Obligations — For customer contracts that are greater than one year in duration, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2020 was approximately $2.9 billion. The Company expects to recognize $554.0 million, $1,622.4 million and $695.9 million of this revenue (most of which pertains to Research) during the remainder of 2020, the year ending December 31, 2021 and thereafter, respectively. The Company applies a practical expedient that is permitted under ASC Topic 606 and, accordingly, it does not disclose such performance obligation information for customer contracts that have original durations of one year or less. Our performance obligations for contracts meeting this ASC Topic 606 disclosure exclusion primarily include: (i) stand-ready services under Research subscription contracts; (ii) holding conferences and meetings where attendees and exhibitors can participate; and (iii) providing customized Consulting solutions for clients under fixed fee and time and materials engagements. The remaining duration of these performance obligations is generally less than one year, which aligns with the period that the parties have enforceable rights and obligations under the affected contracts.

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

	September 30,	December 31,
	2020	2019
Assets:
Fees receivable, gross (1)	$958,864	$1,334,012
Contract assets recorded in Prepaid expenses and other current assets (2)	$23,990	$21,350
Contract liabilities:
Deferred revenues (current liability) (3)	$1,710,791	$1,928,020
Non-current deferred revenues recorded in Other liabilities (3)	26,051	24,409
Total contract liabilities	$1,736,842	$1,952,429

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

The Company recognized revenue of $681.6 million and $675.2 million during the three months ended September 30, 2020 and 2019, respectively, and $1,354.2 million and $1,312.3 million during the nine months ended September 30, 2020 and 2019, respectively, that was attributable to deferred revenues that were recorded at the beginning of each such period. Those amounts primarily consisted of (i) Research revenues that were recognized ratably as control of the goods or services passed to the customer and (ii) Conferences revenue pertaining to conferences and meetings that occurred during the reporting periods. During each of the three and nine months ended September 30, 2020 and 2019, the Company did not record any material impairments related to its contract assets. The Company does not typically recognize revenue from performance obligations satisfied in prior periods.

Note 3 — Computation of Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS reflects the potential dilution of securities that could share in earnings. When the impact of common share equivalents is anti-dilutive, they are excluded from the calculation.

The table below sets forth the calculation of basic and diluted income per share for the periods indicated (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator:
Net income used for calculating basic and diluted income per common share	$16,964	$41,388	$147,138	$165,589
Denominator:
Weighted average common shares used in the calculation of basic income per share	89,378	89,846	89,307	89,947
Common stock equivalents associated with stock-based compensation plans (1)	577	1,041	695	1,142
Shares used in the calculation of diluted income per share	89,955	90,887	90,002	91,089
Basic income per share	$0.19	$0.46	$1.65	$1.84
Diluted income per share	$0.19	$0.46	$1.63	$1.82

(1)Certain common stock equivalents were not included in the computation of diluted income per share because the effect would have been anti-dilutive. For the three and nine months ended September 30, 2020, approximately 0.5 million and 0.8 million, respectively, common stock equivalents were excluded from the calculation of diluted income per share because they were anti-dilutive. These common share equivalents totaled approximately 0.3 million and 0.2 million for the three and nine months ended September 30, 2019, respectively.

Note 4 — Stock-Based Compensation

The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company currently awards stock-settled stock appreciation rights, service-based and performance-based restricted stock units, and common stock equivalents. As of September 30, 2020, the Company had 4.3 million shares of its common stock, par value $0.0005 per share, (the “Common Stock”) available for stock-based compensation awards under its 2014 Long-Term Incentive Plan.

The tables below summarize the Company’s stock-based compensation expense by award type and expense category line item during the periods indicated (in millions).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Award type	2020	2019	2020	2019
Stock appreciation rights	$2.1	$1.0	$5.7	$5.8
Restricted stock units	13.2	11.8	50.0	51.5
Common stock equivalents	0.2	0.2	0.6	0.6
Total (1)	$15.5	$13.0	$56.3	$57.9

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Expense category line item	2020	2019	2020	2019
Cost of services and product development	$6.1	$6.2	$25.3	$23.7
Selling, general and administrative	9.4	6.7	31.0	33.8
Acquisition and integration charges (2)	—	0.1	—	0.4
Total (1)	$15.5	$13.0	$56.3	$57.9

(1) Includes charges of $3.4 million and $0.4 million during the three months ended September 30, 2020 and 2019, respectively, and $20.2 million and $21.8 million during the nine months ended September 30, 2020 and 2019, respectively, for awards to retirement-eligible employees. Those awards vest on an accelerated basis.
(2) Includes charges related to acquisitions and related integration efforts.

Note 5 — Segment Information

The Company’s products and services are delivered through three segments – Research, Conferences and Consulting, as described below.

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

The tables below present information about the Company’s reportable segments for the periods indicated (in thousands).

Three Months Ended September 30, 2020	Research	Conferences	Consulting	Consolidated
Revenues	$892,719	$12,738	$89,161	$994,618
Gross contribution	642,328	2,044	28,161	672,533
Corporate and other expenses				(584,883)
Operating income				$87,650

Three Months Ended September 30, 2019	Research	Conferences	Consulting	Consolidated
Revenues	$840,998	$66,286	$93,218	$1,000,502
Gross contribution	582,502	27,465	26,538	636,505
Corporate and other expenses				(567,358)
Operating income				$69,147

Nine Months Ended September 30, 2020	Research	Conferences	Consulting	Consolidated
Revenues	$2,677,339	$26,925	$282,380	$2,986,644
Gross contribution	1,928,422	(15,246)	91,086	2,004,262
Corporate and other expenses				(1,692,242)
Operating income				$312,020

Nine Months Ended September 30, 2019	Research	Conferences	Consulting	Consolidated
Revenues	$2,492,427	$259,392	$290,009	$3,041,828
Gross contribution	1,729,967	126,910	89,493	1,946,370
Corporate and other expenses				(1,712,422)
Operating income				$233,948

The table below provides a reconciliation of total segment gross contribution to net income for the periods indicated (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Total segment gross contribution	$672,533	$636,505	$2,004,262	$1,946,370
Costs and expenses:
Cost of services and product development - unallocated (1)	7,682	1,059	11,214	4,242
Selling, general and administrative	521,508	512,159	1,512,987	1,545,905
Depreciation and amortization	53,971	52,398	162,603	158,119
Acquisition and integration charges	1,722	1,742	5,438	4,156
Operating income	87,650	69,147	312,020	233,948
Interest expense and other, net	(28,669)	(16,049)	(97,228)	(66,716)
Loss from divested operations	—	—	—	(2,075)
Loss on extinguishment of debt	(44,814)	—	(44,814)	—
Less: (Benefit) provision for income taxes	(2,797)	11,710	22,840	(432)
Net income	$16,964	$41,388	$147,138	$165,589

(1)The unallocated amounts consist of certain bonus and fringe costs recorded in consolidated Cost of services and product development that are not allocated to segment expense. The Company’s policy is to allocate bonuses to segments at 100% of a segment employee’s target bonus. Amounts above or below 100% are absorbed by corporate.

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

Our most recent annual impairment test of goodwill was a qualitative analysis conducted during the quarter ended September 30, 2020 that indicated no impairment. Subsequent to completing our 2020 annual impairment test, there were no events or changes in circumstances noted that required an interim impairment test.

The table below presents changes to the carrying amount of goodwill by segment during the nine months ended September 30, 2020 (in thousands).

	Research	Conferences	Consulting	Total
Balance at December 31, 2019 (1)	$2,651,060	$189,641	$97,025	$2,937,726
Foreign currency translation impact	1,187	29	(234)	982
Balance at September 30, 2020	$2,652,247	$189,670	$96,791	$2,938,708

(1)The Company does not have any accumulated goodwill impairment losses.

Finite-Lived Intangible Assets

The tables below present reconciliations of the carrying amounts of the Company’s finite-lived intangible assets as of the dates indicated (in thousands).

September 30, 2020	Customer Relationships	Software	Content	Other	Total
Gross cost at December 31, 2019	$1,145,109	$111,033	$14,140	$30,838	$1,301,120
Intangible assets fully amortized	(1,650)	(787)	(9,929)	(772)	(13,138)
Foreign currency translation impact	(11,339)	(375)	(246)	(72)	(12,032)
Gross cost	1,132,120	109,871	3,965	29,994	1,275,950
Accumulated amortization (1)	(351,738)	(77,239)	(3,177)	(22,802)	(454,956)
Balance at September 30, 2020	$780,382	$32,632	$788	$7,192	$820,994

December 31, 2019	Customer Relationships	Software	Content	Other	Total
Gross cost	$1,145,109	$111,033	$14,140	$30,838	$1,301,120
Accumulated amortization (1)	(283,369)	(61,564)	(11,225)	(19,875)	(376,033)
Balance at December 31, 2019	$861,740	$49,469	$2,915	$10,963	$925,087

(1) Finite-lived intangible assets are amortized using the straight-line method over the following periods: Customer relationships—3 to 13 years; Software—2 to 7 years; Content—2 to 3 years; and Other—2 to 11 years.

Amortization expense related to finite-lived intangible assets was $31.2 million and $31.7 million during the three months ended September 30, 2020 and 2019, respectively, and $94.6 million and $97.5 million during the nine months ended September 30, 2020 and 2019, respectively. The estimated future amortization expense by year for finite-lived intangible assets is presented in the table below (in thousands).

2020 (remaining three months)	$30,226
2021	104,109
2022	94,288
2023	94,272
2024	88,975
Thereafter	409,124
$820,994

Note 7 — Debt

2030 Notes

On September 28, 2020, the Company issued $800 million aggregate principal amount of 3.75% Senior Notes due 2030 (the “2030 Notes”). The 2030 Notes were issued pursuant to an indenture, dated as of September 28, 2020 (the “2030 Note Indenture”), among the Company, the guarantors party thereto and U.S. Bank National Association, as trustee. The 2030 Notes were offered and sold only to persons reasonably believed to be qualified institutional buyers (as defined in the Securities Act of 1933, as amended (the “Securities Act”)) pursuant to Rule 144A under the Securities Act and outside the United States only to non-U.S. persons in accordance with Regulation S under the Securities Act.

The 2030 Notes were issued at an issue price of 100.0% and bear interest at a rate of 3.75% per annum. Interest on the 2030 Notes is payable on April 1 and October 1 of each year, beginning on April 1, 2021. The 2030 Notes will mature on October 1, 2030. The net proceeds of the 2030 Notes, together with cash on hand, were used to redeem the Company’s existing 5.125% senior notes due 2025 and pay related fees and expenses.

The Company may redeem some or all of the 2030 Notes at any time on or after October 1, 2025 for cash at the redemption prices set forth in the 2030 Note Indenture, plus accrued and unpaid interest to, but excluding, the redemption date. Prior to October 1, 2025, the Company may redeem up to 40% of the aggregate principal amount of the 2030 Notes with the proceeds of certain equity offerings at a redemption price of 103.75% plus accrued and unpaid interest to, but excluding, the redemption date. In addition, the Company may redeem some or all of the 2030 Notes prior to October 1, 2025, at a redemption price of 100.0% of the principal amount of the 2030 Notes plus accrued and unpaid interest to, but excluding, the redemption date, plus a “make-whole” premium. If the Company experiences specific kinds of change of control and a ratings decline, it will be required to offer to repurchase the 2030 Notes at a price equal to 101.0% of the principal amount thereof plus accrued and unpaid interest to, but excluding, the repurchase date.

The 2030 Notes are the Company’s general unsecured senior obligations, and are effectively subordinated to all of the Company’s existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness, structurally subordinated to all existing and future indebtedness and other liabilities of the Company’s non-guarantor subsidiaries, equal in right of payment to all of the Company’s and Company’s guarantor subsidiaries’ existing and future senior indebtedness and senior in right of payment to all of the Company’s future subordinated indebtedness, if any. The 2030 Notes are jointly and severally guaranteed on a senior unsecured basis by certain of the Company’s domestic subsidiaries that have outstanding indebtedness or guarantee other specified indebtedness.

The 2030 Note Indenture contains covenants that limit, among other things, the Company’s ability and the ability of some of the Company’s subsidiaries to:

•create liens; and
•merge or consolidate with other entities.

These covenants are subject to a number of exceptions and qualifications. The 2030 Note Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, and interest on all the then outstanding 2030 Notes issued under the 2030 Note Indenture to be due and payable.

2028 Notes

On June 22, 2020, the Company issued $800 million aggregate principal amount of 4.50% Senior Notes due 2028 (the “2028 Notes”). The 2028 Notes were issued pursuant to an indenture, dated as of June 22, 2020 (the “2028 Note Indenture”), among the Company, the guarantors party thereto and U.S. Bank National Association, as trustee. The 2028 Notes were offered and sold only to persons reasonably believed to be qualified institutional buyers (as defined in the Securities Act) pursuant to Rule

144A under the Securities Act and outside the United States only to non-U.S. persons in accordance with Regulation S under the Securities Act.

The 2028 Notes were issued at an issue price of 100.0% and bear interest at a rate of 4.50% per annum. Interest on the 2028 Notes is payable on January 1 and July 1 of each year, beginning on January 1, 2021. The Notes will mature on July 1, 2028.

The Company may redeem some or all of the 2028 Notes at any time on or after July 1, 2023 for cash at the redemption prices set forth in the 2028 Note Indenture, plus accrued and unpaid interest to, but excluding, the redemption date. Prior to July 1, 2023, the Company may redeem up to 40% of the aggregate principal amount of the 2028 Notes with the proceeds of certain equity offerings at a redemption price of 104.5% plus accrued and unpaid interest to, but excluding, the redemption date. In addition, the Company may redeem some or all of the 2028 Notes prior to July 1, 2023, at a redemption price of 100.0% of the principal amount of the 2028 Notes plus accrued and unpaid interest to, but excluding, the redemption date, plus a “make-whole” premium. If the Company experiences specific kinds of change of control and a ratings decline, it will be required to offer to repurchase the 2028 Notes at a price equal to 101.0% of the principal amount thereof plus accrued and unpaid interest to, but excluding, the repurchase date.

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

The 2028 Note Indenture contains covenants that limit, among other things, the Company’s ability and the ability of some of the Company’s subsidiaries to:

•create liens; and
•merge or consolidate with other entities.

These covenants are subject to a number of exceptions and qualifications. The 2028 Note Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, and interest on all the then outstanding 2028 Notes issued under the 2028 Note Indenture to be due and payable.

2020 Credit Agreement

On September 28, 2020, the Company entered into an agreement among the Company, as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent,” and such agreement, the “2020 Credit Agreement”), which amended and restated the Company’s existing credit facility, dated as of June 17, 2016 (as amended, supplemented or otherwise modified from time to time, the “2016 Credit Agreement”).

The 2020 Credit Agreement provides for a $400 million senior secured five-year term loan facility and a $1.0 billion senior secured five-year revolving facility. The term and revolving facilities may be increased, at the Company’s option and under certain conditions, by up to an additional $1.0 billion in the aggregate plus additional amounts subject to the satisfaction of certain conditions, including a maximum secured leverage ratio. The term loan will be repaid in consecutive quarterly installments commencing December 31, 2020, plus a final payment due on September 28, 2025, and may be prepaid at any time without penalty or premium (other than applicable breakage costs) at the option of the Company. The revolving credit facility may be used for loans, and up to $75.0 million may be used for letters of credit. The revolving loans may be borrowed, repaid and re-borrowed until September 28, 2025, at which time all amounts borrowed must be repaid.

On September 28, 2020, the Company drew down $400 million in term loans. The initial drawdown was used to refinance the outstanding amounts under the 2016 Credit Agreement. Additional amounts drawn down under the 2020 Credit Agreement will be used for general corporate purposes, including the funding of acquisitions, payment of capital expenditures and the repurchase of shares.

The Company’s obligations under the 2020 Credit Agreement are guaranteed, on a secured basis, by certain existing and future direct and indirect U.S. subsidiaries (the “Subsidiary Guarantors”), pursuant to the Amended and Restated Guarantee and Collateral Agreement, dated September 28, 2020 (the “2020 Guarantee and Collateral Agreement”), which was entered into by the Company and the Subsidiary Guarantors in favor of the Administrative Agent and amended and restated the Guarantee and Collateral Agreement, dated as of June 17, 2016 (as amended, supplemented or otherwise modified from time to time) in its entirety. Pursuant to the 2020 Guarantee and Collateral Agreement, the Company’s obligations under the 2020 Credit

Agreement and the guarantees of the Subsidiary Guarantors are secured by first priority security interests in substantially all of the assets of the Company and the Subsidiary Guarantors, including pledges of all stock and other equity interests in direct subsidiaries owned by the Company and the Subsidiary Guarantors (but only up to 66% of the voting stock of each direct foreign subsidiary or foreign subsidiary holding company owned by the Company or any Subsidiary Guarantor). The security and pledges are subject to certain exceptions.

Loans under the 2020 Credit Agreement bear interest at a rate equal to, at the Company’s option, either (i) the greatest of: (x) the Wall Street Journal prime rate; (y) the average rate on Federal Reserve Board of New York rate plus 1/2 of 1%; and (z) and the adjusted LIBO rate (adjusted for statutory reserves) for a one-month interest period plus 1%, in each case plus a margin equal to between 0.125% and 1.25% depending on the Company’s consolidated leverage ratio as of the end of the four consecutive fiscal quarters most recently ended, or (ii) the adjusted LIBO rate (adjusted for statutory reserves) plus a margin equal to between 1.125% and 2.25%, depending on the Company’s leverage ratio as of the end of the four consecutive fiscal quarters most recently ended. The commitment fee payable on the unused portion of the revolving credit facility is equal to between 0.175% and 0.40% based on utilization of the revolving credit facility. The Company has also agreed to pay customary letter of credit fees.

The 2020 Credit Agreement contains certain customary restrictive loan covenants, including, among others, a financial covenant requiring a maximum leverage ratio, and covenants limiting the Company’s ability to incur indebtedness, grant liens, make acquisitions, be acquired, dispose of assets, pay dividends, repurchase stock, make capital expenditures, make investments and enter into certain transactions with affiliates.

The 2020 Credit Agreement contains customary events of default that include, among others, non-payment of principal, interest or fees, material inaccuracy of representations and warranties, violation of covenants, cross defaults to certain other indebtedness, bankruptcy and insolvency events, ERISA defaults, material judgments, and events constituting a change of control. The occurrence of an event of default will increase the applicable rate of interest by 2.0%, allow the lenders to terminate their obligations to lend under the 2020 Credit Agreement and could result in the acceleration of the Company’s obligations under the credit facilities and an obligation of any or all of the guarantors to pay the full amount of the Company’s obligations under the credit facilities.

2016 Credit Agreement

Prior to September 28, 2020, the Company had a credit facility that provided for a $1.5 billion Term loan A facility (the “Term Loan A facility”) and a $1.2 billion revolving credit facility. On June 30, 2020, the Company used proceeds from the 2028 Notes offering to prepay $787.9 million outstanding under the Term Loan A facility. The remaining amounts outstanding under the 2016 Credit Agreement were repaid when the Company entered into the 2020 Credit Agreement on September 28, 2020.

2025 Notes

Prior to September 28, 2020, the Company had $800.0 million aggregate principal amount of 5.125% Senior Notes due 2025 (the “2025 Notes”). The 2025 Notes were issued at an issue price of 100.0% and bore interest at a fixed rate of 5.125% per annum.

In conjunction with the issuance of the 2030 Notes, the Company redeemed all of the 2025 Notes on September 28, 2020 for cash, and the Company recorded $30.8 million of charges for the early redemption premium and and $14.0 million of charges for the write-off of deferred financing costs related to the 2025 Notes and the 2016 Credit Agreement, which are recorded in Loss on extinguishment of debt on the Condensed Consolidated Statements of Operations.

Outstanding Borrowings

The table below summarizes the Company’s total outstanding borrowings as of the dates indicated (in thousands).

	September 30,	December 31,
Description:	2020	2019
2020 Credit Agreement - Term loan facility (1)	$400,000	$—
2020 Credit Agreement - Revolving credit facility (2)	—	—
2016 Credit Agreement - Term Loan A facility	—	1,252,969
2016 Credit Agreement - Revolving credit facility	—	148,000
2025 Notes	—	800,000
2028 Notes (3)	800,000	—
2030 Notes (4)	800,000	—
Other (5)	6,172	6,545
Principal amount outstanding (6)	2,006,172	2,207,514
Less: deferred financing fees (7)	(28,188)	(23,908)
Net balance sheet carrying amount	$1,977,984	$2,183,606

(1)The contractual annualized interest rate as of September 30, 2020 on the 2020 Credit Agreement term loan facility and the revolving credit facility was 1.69%, which consisted of a floating Eurodollar base rate of 0.19% plus a margin of 1.50%. However, the Company has interest rate swap contracts that effectively convert the floating Eurodollar base rates on outstanding amounts to a fixed base rate.
(2)The Company had approximately $1.0 billion of available borrowing capacity on the 2020 Credit Agreement revolver (not including the expansion feature) as of September 30, 2020.
(3)Consists of $800.0 million principal amount of 2028 Notes outstanding. The 2028 Notes bear interest at a fixed rate of 4.50% and mature on July 1, 2028.
(4)Consists of $800.0 million principal amount of 2030 Notes outstanding. The 2030 Notes bear interest at a fixed rate of 3.75% and mature on October 1, 2030.
(5)Consists of two State of Connecticut economic development loans. One of the loans originated in 2012, has a 10-year maturity and the outstanding balance of $1.2 million as of September 30, 2020 bears interest at a fixed rate of 3.00%. The second loan, originated in 2019, has a 10-year maturity and bears interest at a fixed rate of 1.75%. Both of these loans may be repaid at any time by the Company without penalty.
(6)The weighted average annual effective rate on the Company’s outstanding debt for the three and nine months ended September 30, 2020, including the effects of its interest rate swaps discussed below, was 5.48% and 4.69%, respectively.
(7)Deferred financing fees are being amortized to Interest expense, net over the term of the related debt obligation.

Interest Rate Swaps

As of September 30, 2020, the Company had four fixed-for-floating interest rate swap contracts with a total notional value of $1.4 billion that mature through 2025. Prior to June 30, 2020, the Company designated the swaps as accounting hedges of the forecasted interest payments on its variable-rate borrowings. The Company pays base fixed rates on these swaps ranging from 2.13% to 3.04% and in return receives a floating Eurodollar base rate on 30-day notional borrowings.

Prior to the repayment of all amounts outstanding under the 2016 Credit Agreement revolving credit facility and the prepayment of $787.9 million under the Term Loan A facility on June 30, 2020, the Company accounted for its interest rate swap contracts as cash flow hedges in accordance with FASB ASC Topic 815. Because the swaps hedged forecasted interest payments, changes in the fair values of the swaps were recorded in accumulated other comprehensive income (loss), a component of stockholders’ equity, as long as the swaps continued to be highly effective hedges of the designated interest rate risk. Any ineffective portion of a change in the fair value of a hedge was recorded in earnings. Upon the prepayment of $787.9 million under the Company’s Term Loan A facility and repayment of all amounts outstanding under the 2016 Credit Agreement revolving credit facility, the Company determined that it was probable that forecasted interest payments on $200.0 million of variable rate debt would not occur. Additionally, as the variable rate debt under the Term Loan A facility was replaced by $800.0 million of fixed rate debt under the 2028 Notes, the Company de-designated all of its interest rate swaps. As a result, the Company accelerated the release of $10.3 million from Accumulated other comprehensive loss, net related to the forecasted interest payments that were no longer probable. The loss was recorded in Other income (expense), net on the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2020. The remaining $111.2 million as of September 30, 2020 is classified within Accumulated other comprehensive loss, net and will be amortized into Interest expense, net over the terms of the hedged forecasted interest payments. Subsequent changes to fair value of the interest rate swaps will be recorded in Other income (expense), net. The interest rate swaps had negative unrealized fair values (liabilities) of $120.5 million and $64.8 million as of September 30, 2020 and December 31, 2019, respectively, of which $84.6 million and $47.2 million were recorded in Accumulated other comprehensive loss, net of tax effect, as of September 30, 2020 and December 31, 2019, respectively. See Note 11 — Fair Value Disclosures for the determination of the fair values of Company’s interest rate swaps.

Note 8 — Equity

Share Repurchase Authorization

The Company has a $1.2 billion board authorization to repurchase its common stock on the open market, of which $0.7 billion remained available as of September 30, 2020. The Company may repurchase its common stock from time-to-time in amounts, at prices and in the manner that the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended), accelerated share repurchases, private transactions or other transactions and will be funded by cash on hand and borrowings. The Company’s share repurchase activity is presented in the table below for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Number of shares repurchased (1)	17,167	705,800	440,873	929,311
Cash paid for repurchased shares (in thousands) (2)	$2,255	$94,878	$76,117	$141,436

(1) The average purchase price for repurchased shares was $131.35 and $134.42 for the three months ended September 30, 2020 and 2019, respectively, and $149.97 and $136.05 for the nine months ended September 30, 2020 and 2019, respectively. All of the shares repurchased during the three months ended September 30, 2020 related to the settlement of the Company’s stock-based compensation awards. The repurchased shares during the three months ended September 30, 2019 included purchases for both stock-based compensation awards and open market purchases. The repurchased shares during the nine months ended September 30, 2020 and 2019 included purchases for both stock-based compensation awards and open market purchases.
(2) The cash paid for repurchased shares during the nine months ended September 30, 2020 included open market purchases with trade dates in December 2019 that settled in January 2020.

Accumulated Other Comprehensive Income (Loss), net (“AOCI/L”)

The tables below provide information about the changes in AOCI/L by component and the related amounts reclassified out of AOCI/L to income during the periods indicated (net of tax, in thousands) (1).

Three Months Ended September 30, 2020

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – June 30, 2020	$(88,996)	$(8,425)	$(44,754)	$(142,175)
Other comprehensive income (loss) activity during the period:
Change in AOCI/L before reclassifications to income	(1,033)	—	7,498	6,465
Reclassifications from AOCI/L to income (2), (3)	5,412	85	—	5,497
Other comprehensive income (loss) for the period	4,379	85	7,498	11,962
Balance – September 30, 2020	$(84,617)	$(8,340)	$(37,256)	$(130,213)

Three Months Ended September 30, 2019

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – June 30, 2019	$(46,990)	$(5,655)	$(20,834)	$(73,479)
Other comprehensive income (loss) activity during the period:
Change in AOCI/L before reclassifications to income	(10,285)	—	3,553	(6,731)
Reclassifications from AOCI/L to income (2), (3)	(1,094)	41	—	(1,054)
Other comprehensive income (loss) for the period	(11,379)	41	3,553	(7,785)
Balance – September 30, 2019	$(58,369)	$(5,614)	$(17,281)	$(81,264)

Nine Months Ended September 30, 2020

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2019	$(47,164)	$(8,584)	$(22,190)	$(77,938)
Other comprehensive income (loss) activity during the period:
Change in AOCI/L before reclassifications to income	(58,022)	—	(15,066)	(73,088)
Reclassifications from AOCI/L to income (2), (3)	20,569	244	—	20,813
Other comprehensive income (loss) for the period	(37,453)	244	(15,066)	(52,275)
Balance – September 30, 2020	$(84,617)	$(8,340)	$(37,256)	$(130,213)

Nine Months Ended September 30, 2019

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2018	$(7,770)	$(5,738)	$(26,359)	$(39,867)
Other comprehensive income (loss) activity during the period:
Change in AOCI/L before reclassifications to income	(46,224)	—	9,078	(37,146)
Reclassifications from AOCI/L to income (2), (3)	(4,375)	124	—	(4,251)
Other comprehensive income (loss) for the period	(50,599)	124	9,078	(41,397)
Balance – September 30, 2019	$(58,369)	$(5,614)	$(17,281)	$(81,264)

(1)Amounts in parentheses represent debits (deferred losses).
(2)$7.2 million of the reclassifications related to interest rate swaps (cash flow hedges) were recorded in Interest expense, net, for the three months ended September 30, 2020. $10.3 million and $17.7 million of the reclassifications related to interest rate swaps (cash flow hedges) were recorded in Other income (expense), net and Interest expense, net, respectively for the nine months ended September 30, 2020. The reclassifications related to interest rate swaps (cash flow hedges) were recorded as Interest expense, net for the three and nine months ended September 30, 2019. See Note 7 — Debt and Note 10 — Derivatives and Hedging for information regarding the cash flow hedges.
(3)The reclassifications related to defined benefit pension plans were recorded in Other income (expense), net. See Note 12 – Employee Benefits for information regarding the Company’s defined benefit pension plans.
The estimated net amount of the existing losses on the Company’s interest rate swaps that are reported in Accumulated other comprehensive loss, net at September 30, 2020 that is expected to be reclassified into earnings within the next 12 months is $28.9 million.

Note 9 — Income Taxes

The provision for income taxes for the three months ended September 30, 2020 and 2019 was a benefit of $2.8 million and an expense of $11.7 million, respectively. The provision for income taxes for the nine months ended September 30, 2020 was an expense of $22.8 million compared to a benefit of $0.4 million for the nine months ended September 30, 2019.

The effective income tax rate was a benefit of 19.7% and an expense of 22.1% for the three months ended September 30, 2020 and 2019, respectively. The effective income tax rate was an expense of 13.4% for the nine months ended September 30, 2020 compared to a benefit of 0.3% for the nine months ended September 30, 2019. The year to date results for both years include material benefits from intercompany sales of certain intellectual property. The three and nine months results for both years also include movements in unrecognized tax benefits as well as changes in estimated geographical mix of earnings. The changes in effective tax rates are largely attributable to the differences in the relative impacts of these items period over period.

The Company completed intercompany sales of certain intellectual property in both 2020 and 2019. As a result, the Company recorded tax benefits of approximately $28.3 million and $38.1 million during the nine months ended September 30, 2020 and 2019, respectively. These benefits represent the value of future tax deductions for amortization of the assets in the acquiring jurisdiction.

In July 2020, the Company completed an intercompany contribution of a significant amount of intellectual property. The Company’s intellectual property footprint continues to evolve and may result in tax rate volatility in the future.

The Company had gross unrecognized tax benefits of $118.5 million on September 30, 2020 and $102.8 million on December 31, 2019. It is reasonably possible that gross unrecognized tax benefits will decrease by approximately $9.9 million within the next twelve months due to the anticipated closure of audits and the expiration of certain statutes of limitation.

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

September 30, 2020
Derivative Contract Type	Number of Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in AOCI/L, net of tax
Interest rate swaps (1)	4	$1,400,000	$(85,826)	Other liabilities	$(84,617)
			(34,706)	Accrued liabilities
Foreign currency forwards (2)	38	211,495	(105)	Accrued liabilities	—
Total	42	$1,611,495	$(120,637)		$(84,617)

December 31, 2019
Derivative Contract Type	Number of Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in AOCI/L, net of tax
Interest rate swaps (1)	4	$1,400,000	$(64,831)	Other liabilities	$(47,164)
Foreign currency forwards (2)	176	604,858	59	Other current assets	—
Total	180	$2,004,858	$(64,772)		$(47,164)

(1)Prior to June 30, 2020, the interest rate swaps were designated and accounted for as cash flow hedges of the forecasted interest payments on borrowings. As a result, changes in the fair values of the swaps were deferred and recorded in AOCI/L, net of tax effect. Upon the prepayment of $787.9 million under the Company’s Term Loan A facility and repayment of all amounts outstanding under the 2016 Credit Agreement revolving credit facility, the Company determined that it was probable that forecasted interest payments on $200.0 million of variable rate debt would not occur. Additionally, as the variable rate debt under the Term Loan A facility was replaced by $800.0 million of fixed rate debt under the 2028 Notes, the Company de-designated all of its interest rate swaps. Note 7 — Debt provides additional information regarding the Company’s interest rate swap contracts.
(2)The Company has foreign exchange transaction risk because it typically enters into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currency. The Company enters into short-term foreign currency forward exchange contracts to mitigate the cash flow risk associated with changes in foreign currency rates on forecasted foreign currency transactions. These contracts are accounted for at fair value with realized and unrealized gains and losses recognized in Other income (expense), net because the Company does not designate these contracts as hedges for accounting purposes. All of the outstanding foreign currency forward exchange contracts at September 30, 2020 matured before October 31, 2020.
(3)See Note 11 — Fair Value Disclosures for the determination of the fair values of these instruments.

At September 30, 2020, all of the Company’s derivative counterparties were investment grade financial institutions. The Company did not have any collateral arrangements with its derivative counterparties and none of the derivative contracts contained credit-risk related contingent features. The table below provides information regarding amounts recognized in the accompanying Condensed Consolidated Statements of Operations for derivative contracts for the periods indicated (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Amount recorded in:	2020	2019	2020	2019
Interest expense (income), net (1)	$7,165	$(1,504)	$17,679	$(6,015)
Other expense, net (2)	179	4,367	22,494	5,064
Total expense (income), net	$7,344	$2,863	$40,173	$(951)

(1)Consists of interest expense (income) from interest rate swap contracts.
(2)Consists of net realized and unrealized gains and losses on foreign currency forward contracts, gains and losses on de-designated interest rate swaps and $10.3 million of expense during the nine months ended September 30, 2020 on interest rate swap contracts due to forecasted interest payments no longer being probable as a result of the repayment of all amounts outstanding under the 2016 Credit Agreement revolving credit facility and the prepayment of $787.9 million under the Term Loan A facility and on June 30, 2020.

Note 11 — Fair Value Disclosures

The Company’s financial instruments include cash equivalents, fees receivable from customers, accounts payable and accrued liabilities, all of which are normally short-term in nature. The Company believes that the carrying amounts of these financial instruments reasonably approximate their fair values due to their short-term nature. The Company’s financial instruments also include its outstanding variable-rate borrowings under the 2020 Credit Agreement. The Company believes that the carrying amounts of its variable-rate borrowings reasonably approximate their fair values because the rates of interest on those borrowings reflect current market rates of interest for similar instruments with comparable maturities.

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

The table below presents the fair values of certain financial assets and liabilities (in thousands).

Description	September 30, 2020	December 31, 2019
Assets:
Values based on Level 1 inputs:
Deferred compensation plan assets (1)	$9,010	$2,277
Total Level 1 inputs	9,010	2,277
Values based on Level 2 inputs:
Deferred compensation plan assets (1)	69,568	73,419
Foreign currency forward contracts (2)	71	1,558
Total Level 2 inputs	69,639	74,977
Total Assets	$78,649	$77,254
Liabilities:
Values based on Level 2 inputs:
Deferred compensation plan liabilities (1)	$84,053	$79,556
Foreign currency forward contracts (2)	176	1,499
Interest rate swap contracts (3)	120,532	64,831
2025 Notes (4)	—	835,384
2028 Notes (5)	840,392	—
2030 Notes (6)	810,752	—
Total Level 2 inputs	1,855,905	981,270
Total Liabilities	$1,855,905	$981,270

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
(4)As discussed in Note 7 — Debt, prior to September 28, 2020, the Company had $800.0 million of principal amount with 5.125% fixed-rate 2025 Notes due in 2025. The estimated fair values of the notes were derived from quoted market prices provided by an independent dealer, which the Company considers to be a Level 2 input. The carrying amount of the 2025 Notes was $785.0 million as of December 31, 2019.
(5)As discussed in Note 7 — Debt, on June 22, 2020 the Company issued $800 million aggregate principal amount of 4.50% fixed-rate 2028 Notes due in 2028. The estimated fair values of the notes was derived from quoted market prices provided by an independent dealer, which the Company considers to be a Level 2 input. The carrying amounts of the 2028 Notes were $790.5 million as of September 30, 2020.
(6)As discussed in Note 7 — Debt, on September 28, 2020 the Company issued $800 million aggregate principal amount of 3.75% fixed-rate 2030 Notes due in 2030. The estimated fair values of the notes was derived from quoted market prices provided by an independent dealer, which the Company considers to be a Level 2 input. The carrying amounts of the 2030 Notes were $790.5 million as of September 30, 2020.

Note 12 — Employee Benefits

The Company has defined benefit pension plans at several of its international locations. Benefits earned and paid under those plans are generally based on years of service and level of employee compensation. The Company’s defined benefit pension plans are accounted for in accordance with FASB ASC Topics 715 and 960. Net periodic pension expense was $1.2 million and

$0.9 million for the three months ended September 30, 2020 and 2019, respectively. Net periodic pension expense was $3.3 million and $2.6 million for the nine months ended September 30, 2020 and 2019, respectively.

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

Indemnifications. The Company has various agreements that may obligate us to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to matters such as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of September 30, 2020, the Company did not have any material payment obligations under any such indemnification agreements.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Description:	2020	2019	2020	2019
Operating lease cost (1)	$34,290	$35,443	$107,424	$106,958
Variable lease cost (2)	4,006	3,902	12,382	11,517
Sublease income	(6,777)	(10,205)	(28,587)	(30,767)
Total lease cost, net (3)	$31,519	$29,140	$91,219	$87,708
Cash paid for amounts included in the measurement of operating lease liabilities	$34,763	$32,294	$103,725	$100,172
Cash receipts from sublease arrangements	$9,592	$9,000	$28,512	$25,131
Right-of-use assets obtained in exchange for new operating lease liabilities	$527	$38,571	$19,061	$67,756

(1)Included in operating lease cost was $10.5 million and $10.8 million for the three months ended September 30, 2020 and 2019, respectively, and $31.7 million and $32.5 million during the nine months ended September 30, 2020, and 2019, respectively, for costs related to subleasing activities.
(2)These amounts are primarily variable lease and nonlease costs that were not fixed at the lease commencement date or are dependent on something other than an index or a rate.
(3)The Company did not capitalize any operating lease costs during the three and nine months ended September 30, 2020.

The table below indicates where the discounted operating lease payments from the above table are classified in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2020 (in thousands).

Description:
Accounts payable and accrued liabilities	$82,391
Operating leases - liabilities	785,705
Total operating lease liabilities per the Condensed Consolidated Balance Sheet	$868,096

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this Management’s Discussion and Analysis (“MD&A”) is to facilitate an understanding of significant factors influencing the quarterly operating results, financial condition and cash flows of Gartner, Inc. Additionally, the MD&A conveys our expectations of the potential impact of known trends, events or uncertainties that may impact future results. You should read this discussion in conjunction with our condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”). Historical results and percentage relationships are not necessarily indicative of operating results for future periods. References to “Gartner,” the “Company,” “we,” “our” and “us” in this MD&A are to Gartner, Inc. and its consolidated subsidiaries.

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

We operate in a very competitive and rapidly changing environment that involves numerous known and unknown risks and uncertainties, some of which are beyond our control. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future quarterly and annual revenues, operating income, results of operations and cash flows, as well as any forward-looking statement, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in our forward-looking statements include, among others, the following: uncertainty of the magnitude, duration, geographic reach and impact on the global economy of the COVID-19 pandemic; the current, and uncertain future, impact of the COVID-19 pandemic and governments’ responses to it on our business, growth, reputation, projections, prospects, financial condition, operations, cash flows, and liquidity; the adequacy or effectiveness or steps we take to respond to the crisis, including cost reduction or other mitigation programs; our ability to recover potential claims under our event cancellation insurance; the timing of our Gartner Symposium/Xpo series that normally occurs during the fourth quarter, as well as our other conferences and meetings; the amount of new business generated, including from acquisitions; the mix of domestic and international business; domestic and international economic conditions; the U.K.’s exit from the European Union and its impact on our results; the impact of changes in tax policy and heightened scrutiny from various taxing authorities globally; the impact of restructuring and other changes on our business and operations; cybersecurity incidents; changes in market demand for our products and services; changes in foreign currency rates; changes in macroeconomic and market conditions and market volatility (including developments and volatility arising from the COVID-19 pandemic), including interest rates and the effect on the credit markets and access to capital; risks associated with the creditworthiness, budget cuts, and shutdown of governments and agencies; the timing of the development, introduction and marketing of new products and services; competition in the industry; the payment of performance compensation; uncertainty from the expected discontinuance of LIBOR and transition to any other interest rate benchmark; and other risks and uncertainties detailed in this Form 10-Q and our most recent Form 10-K and other filings that we make with the SEC. The potential fluctuations in our operating income could cause period-to-period comparisons of operating results not to be meaningful and could provide an unreliable indication of future operating results. A description of the risk factors associated with our business is included under “Risk Factors” in Part I, Item 1A. of the 2019 Form 10-K and “Risk Factors” in Part II, Item 1A of our Form 10-Q for the quarterly period ended March 31, 2020.

Forward-looking statements are subject to risks, estimates and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements, and are currently, or in the future could be, amplified by the COVID-19 pandemic. Factors that might cause such a difference include, but are not limited to, those listed above or described under “Item 1A. Risk Factors” in the 2019 Form 10-K and “Risk Factors” in Part II, Item 1A of our Form 10-Q for the quarterly period ended March 31, 2020. Readers should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date hereof, and forward-looking statements in documents attached that are incorporated by reference speak only as of the date of those documents. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.

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

We have seen negative impacts to all of our segments with Conferences being the most impacted. On March 25, 2020, we announced the cancellation of all in-person destination conferences through August. On July 2, 2020, we announced the cancellation of all in-person destination conferences for the remainder of the year. We held two destination conferences virtually during the three months ended September 30, 2020 and plan on holding 13 destination conferences virtually in the fourth quarter of 2020. These virtual conferences are expected to result in significantly less revenue and gross contribution but aid in client retention and engagement. The safety of our associates and clients remain our top priority so future in-person destination conferences will be held only if we determine the relevant impacts of COVID-19 have sufficiently receded in the jurisdictions where our conferences are to be held.

As of September 30, 2020, we had approximately $16 million recorded in Prepaid expenses and other current assets on the balance sheet related to cancelled conferences. We expect to recover the majority of these and potential termination costs for future conferences through either force majeure clauses in our vendor contracts, other arrangements with vendors or event cancellation insurance claims. For cancelled conferences, our event cancellation insurance enables us to receive an amount up to the lost contribution margin per conference plus incurred expenses. Our event cancellation insurance provides up to $170 million in coverage for 2020 with the right to reinstate that amount one time if those limits are utilized. The insurer has contested our right to reinstate limits and to include in reinstated limits conferences cancelled due to COVID-19. We are in litigation with the insurer on these issues. The timing of receiving the insurance claims is uncertain so we will not record any insurance claims in excess of expenses incurred until the receipt of the insurance proceeds.

Our Research segment has continued to experience a slowdown as contract value (CV) growth was 5.3% in the third quarter of 2020 compared to 10.6%, and 7.0% in the first and second quarters of 2020, respectively. CV growth slowed late in the first quarter as the global virus response led to lower new business growth and lower retention rates. However, because our revenue and CV have been historically stable and predictable as a result of our subscription-based business model, we are only expecting a modest decrease in Research revenue for the remainder of the year. Slower CV growth this year however will lead to slower research revenue growth in 2021. Nonetheless, we believe that our emphasis on producing business and technology insight into every major business function in the enterprise will continue to drive client engagement and satisfaction with our Research products.

Our Consulting segment was only moderately impacted by the COVID-19 pandemic as many engagements are being performed by associates working remotely. Labor based consulting weakened late in the first quarter due to the pandemic. This weakness continued in the second and third quarters due to weaker demand which will likely continue for the remainder of 2020. Overall, we expect Consulting revenues to be lower throughout the remainder of the year, due to a slowdown in labor-based demand.

In connection with the cancellation of the majority of 2020 conferences and the weaker demand in our Consulting segment noted above, in the second quarter of 2020, we implemented workforce reductions. We incurred an aggregate of approximately $17 million in costs relating to these workforce reductions in the nine months ended September 30, 2020. $12 million has been paid through the nine months ended September 30, 2020, and we expect the majority of the remaining charges to be paid out in the fourth quarter of 2020.

In response to the pandemic’s impacts to our business, we implemented cost avoidance initiatives in the first half of 2020 including significant limitations on hiring and third-party spending, reductions to discretionary spending and elimination of non-essential travel and re-prioritization of capital expenditures. We began to restore certain investments in the business during the third quarter and will likely continue these investments in the fourth quarter of 2020 and future periods.

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

Conferences	Number of destination conferences represents the total number of hosted virtual or in-person destination conferences completed during the period. Single day, local meetings are excluded.

Number of destination conferences attendees represents the total number of people who attend virtual or in-person destination conferences. Single day, local meetings are excluded.
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

We had total revenues of $1.0 billion during the third quarter of 2020, a decrease of 1% compared to the third quarter of 2019. During the third quarter of 2020 revenues for Research increased by 6% year-over-year, while Conferences and Consulting revenues declined by 81% and 4%, respectively. For a more complete discussion of our results by segment, see Segment Results below.

For the third quarter of 2020, we had net income of $17.0 million and diluted income per share of $0.19. Cash provided by operating activities was $642.8 million and $482.6 million during the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had $553.7 million of cash and cash equivalents and $1.0 billion of available borrowing capacity on our revolving credit facility. For a more complete discussion of our cash flows and financial position, see the Liquidity and Capital Resources section below.

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

RESULTS OF OPERATIONS
Consolidated Results
We provide foreign currency neutral dollar amounts and percentages for our contract values, revenues, certain expenses, and other metrics. These foreign currency neutral dollar amounts and percentages eliminate the effects of exchange rate fluctuations and thus provide a more accurate and meaningful trend in the underlying data being measured. We calculate foreign currency neutral dollar amounts by converting the underlying amounts in local currency for different periods into U.S. dollars by applying the same foreign exchange rates to all periods presented.
The table below presents an analysis of selected line items and period-over-period changes in our interim Condensed Consolidated Statements of Operations for the periods indicated (in thousands).

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Increase (Decrease)	Increase (Decrease) %
Total revenues	$994,618	$1,000,502	$(5,884)	(1)%
Costs and expenses:
Cost of services and product development	329,767	365,056	(35,289)	(10)
Selling, general and administrative	521,508	512,159	9,349	2
Depreciation	22,743	20,704	2,039	10
Amortization of intangibles	31,228	31,694	(466)	(1)
Acquisition and integration charges	1,722	1,742	(20)	(1)
Operating income	87,650	69,147	18,503	27
Interest expense, net	(30,538)	(24,073)	6,465	27
Loss on extinguishment of debt	(44,814)	—	44,814	nm
Other income, net	1,869	8,024	6,155	(77)
Less: (Benefit) provision for income taxes	(2,797)	11,710	(14,507)	nm
Net income	$16,964	$41,388	$(24,424)	(59)%
nm = not meaningful

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019	Increase (Decrease)	Increase (Decrease) %
Total revenues	$2,986,644	$3,041,828	$(55,184)	(2)%
Costs and expenses:
Cost of services and product development	993,596	1,099,700	(106,104)	(10)
Selling, general and administrative	1,512,987	1,545,905	(32,918)	(2)
Depreciation	67,988	60,578	7,410	12
Amortization of intangibles	94,615	97,541	(2,926)	(3)
Acquisition and integration charges	5,438	4,156	1,282	31
Operating income	312,020	233,948	78,072	33
Interest expense, net	(87,182)	(73,669)	13,513	18
Loss from divested operations	—	(2,075)	(2,075)	nm
Loss on extinguishment of debt	(44,814)	—	44,814	nm
Other (expense) income, net	(10,046)	6,953	16,999	nm
Less: Provision (benefit) for income taxes	22,840	(432)	(23,272)	nm
Net income	$147,138	$165,589	$(18,451)	(11)%
nm = not meaningful

Total revenues for the three months ended September 30, 2020 were $1.0 billion, a decrease of $5.9 million, or 1% compared to the same period in 2019 on a reported basis and 1% excluding the foreign currency impact. Total revenues for the nine months ended September 30, 2020 were $3.0 billion, a decrease of $55.2 million, or 2% compared to the same period in 2019 on a reported basis and 1% excluding the foreign currency impact. Refer to the section of this MD&A below entitled “Segment Results” for a discussion of revenues and results by segment.

Cost of services and product development was $329.8 million during the three months ended September 30, 2020, a decrease of $35.3 million compared to the same period in 2019, or 10% on a reported basis and excluding the foreign currency impact. The decrease in Cost of services and product development was primarily due to decreased costs related to cancellations of conferences during the third quarter of fiscal year 2020 in response to the COVID-19 pandemic, lower travel and entertainment costs during the quarter as well as the implementation of various cost avoidance initiatives. Cost of services and product development as a percent of revenues was 33% and 36% during the three months ended September 30, 2020 and 2019, respectively. Cost of services and product development was $993.6 million during the nine months ended September 30, 2020, a decrease of $106.1 million compared to the same period in 2019, or 10% on a reported basis and 9% excluding the foreign currency impact. The decrease was primarily due to the same factors that caused the year-over-year quarterly decrease, partially offset by higher payroll and benefits costs. Cost of services and product development as a percent of revenues was 33% and 36% during the nine months ended September 30, 2020 and 2019, respectively.
Selling, general and administrative (“SG&A”) expense was $521.5 million during the three months ended September 30, 2020, an increase of $9.3 million compared to the same period in 2019, or 2% on a reported basis and 1% excluding the foreign currency impact. The increase in SG&A expense was primarily due to the restoration of some compensation and benefits programs, partially offset by reduced travel and entertainment costs resulting from the COVID-19 pandemic for the three months ended September 30, 2020. There was a decrease in the number of quota-bearing sales associates in Global Technology Sales and Global Business Sales to 3,092 and 843, respectively, at September 30, 2020. On a combined basis, the total number of quota-bearing sales associates decreased by 8% when compared to September 30, 2019. SG&A expense as a percent of revenues was 52% and 51% during the three months ended September 30, 2020 and 2019, respectively. SG&A expense was $1,513.0 million during the nine months ended September 30, 2020, a decrease of $32.9 million compared to the same period in 2019, or 2% on a reported basis and 1% excluding the foreign currency impact. The decrease in SG&A expense was primarily due to reduced internal meetings, travel and entertainment costs and corporate expenses, partially offset by higher payroll related expenses. SG&A expense as a percent of revenues was 51% during both periods of the nine months ended September 30, 2020 and 2019.

Depreciation increased by 10% and 12% during the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The increases for the three and nine months ended September 30, 2020 was due to additional investments, including new leasehold improvements as additional office space went into service, and capitalized software.

Amortization of intangibles decreased by 1% and 3% during the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019 due to certain intangible assets that became fully amortized in 2019.

Acquisition and integration charges were flat and increased by $1.3 million during the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019.

Operating income was $87.7 million and $69.1 million during the three months ended September 30, 2020 and 2019, respectively. The increase in operating income was due to reduced Costs of services and product development, partially offset by lower revenue, primarily in our Conferences segment, and increased SG&A expenses. Operating income was $312.0 million and $233.9 million during the nine months ended September 30, 2020 and 2019, respectively. The increase in operating income was due to reduced Cost of services and product development and SG&A expense, partially offset by lower revenue, primarily in our Conferences segment.

Interest expense, net increased by $6.5 million and $13.5 million during the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The increase was primarily due to higher weighted average annual effective rates related to the replacement of expired interest rate swaps with interest rate swaps with higher effective interest rates in late 2019. Additionally, we wrote off $1.8 million of deferred financing fees related to the prepayment of $787.9 million on the Term Loan A facility during the nine months ended September 30, 2020.

Loss from divested operations of $2.1 million during the nine months ended September 30, 2019 was primarily due to adjustments of certain working capital balances resulting from the Company’s 2018 business unit divestitures.

Loss on extinguishment of debt during the three and nine months ended September 30, 2020 was primarily related to the early redemption premium and write-off of deferred financing fees on our redemption of the 2025 Notes on September 28, 2020.

Other (expense) income, net for the periods presented herein included the net impact of foreign currency gains and losses from our hedging activities. Other (expense) income, net for the nine months ended September 30, 2020 also included the release of $10.3 million from Accumulated other comprehensive loss, net related to forecasted interest payments that were no longer probable on our interest rate swap contracts, due to the prepayment of $787.9 million under the Company’s Term Loan A facility and repayment of all amounts outstanding under our revolving credit facility on our 2016 Credit Agreement. Other (expense) income, net for the three and nine months ended September 30, 2019 included $9.1 million of unrealized appreciation related to a minority equity investment that we sold in October 2019.

The provision for income taxes for the three months ended September 30, 2020 and 2019 was a benefit of $2.8 million and an expense of $11.7 million, respectively. The provision for income taxes for the nine months ended September 30, 2020 was an expense of $22.8 million compared to a benefit of $0.4 million for the nine months ended September 30, 2019.

The effective income tax rate was a benefit of 19.7% and an expense of 22.1% for the three months ended September 30, 2020 and 2019, respectively. The effective income tax rate was an expense of 13.4% for the nine months ended September 30, 2020 compared to a benefit of 0.3% for the nine months ended September 30, 2019. The year to date results for both years included material benefits from intercompany sales of certain intellectual property. The three and nine months results for both years also included movements in unrecognized tax benefits as well as changes in estimated geographical mix of earnings. The changes in effective tax rates were largely attributable to the differences in the relative impacts of these items period over period.

We completed intercompany sales of certain intellectual property in both 2020 and 2019. As a result, we recorded tax benefits of approximately $28.3 million and $38.1 million during the nine months ended September 30, 2020 and 2019, respectively. These benefits represented the value of future tax deductions for amortization of the assets in the acquiring jurisdiction.

In July 2020, we completed an intercompany contribution of a significant amount of intellectual property. Our intellectual property footprint continues to evolve and may result in tax rate volatility in the future.

Net income for the three months ended September 30, 2020 and 2019 was $17.0 million and $41.4 million, respectively, while net income for the nine months ended September 30, 2020 and 2019 was $147.1 million and $165.6 million, respectively. Our diluted net income per share during the three and nine months ended September 30, 2020 decreased by $0.27 and $0.19, respectively, compared to the same periods in 2019. The decrease during the three months ended September 30, 2020 was primarily the result of the Loss on extinguishment of debt noted above, a decrease in revenues and increased Interest expense, partially offset by reduced operating expenses and income tax expense. The decrease for the nine months ended September 30, 2020 was the result of the Loss on extinguishment of debt, increased Interest expense and Other expense, net and increased income tax expense, partially offset by an increase in our 2020 operating income.

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

The sections below present the results of the Company’s three reportable business segments.

Research

	As Of And For The Three Months Ended September 30, 2020	As Of And For The Three Months Ended September 30, 2019	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Nine Months Ended September 30, 2020	As Of And For The Nine Months Ended September 30, 2019	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$892,719	$840,998	$51,721	6%	$2,677,339	$2,492,427	$184,912	7%
Gross contribution (1)	$642,328	$582,502	$59,826	10%	$1,928,422	$1,729,967	$198,455	11%
Gross contribution margin	72%	69%	3 points	—	72%	69%	3 points	—
Business Measurements:
Global Technology Sales (2):
Contract value (1), (3)	$2,786,000	$2,649,000	$137,000	5%
Client retention	80%	82%	(2) points	—
Wallet retention	99%	105%	(6) points	—
Global Business Sales (2):
Contract value (1), (3)	$656,000	$621,000	$35,000	6%
Client retention	82%	81%	1 point	—
Wallet retention	99%	97%	2 points	—

(1)Dollars in thousands.
(2)Global Technology Sales includes sales to users and providers of technology. Global Business Sales includes sales to all other functional leaders.
(3)Contract values are on a foreign exchange neutral basis. Contract values as of September 30, 2019 have been calculated using the same foreign currency rates as 2020.

Research revenues increased by $51.7 million during the three months ended September 30, 2020 compared to the same period in 2019, or 6% on a reported basis and excluding the foreign currency impact. The segment gross contribution margin was 72% and 69% during the nine months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020, Research revenues increased by $184.9 million compared to the same period in 2019, or 7% on a reported basis and 8% excluding the foreign currency impact. The increase in revenues during 2020 was primarily due to the same factors driving the trend in our Research contract value, which are discussed below. The improvement in margin of 3 points for both the three and nine months ended compared to prior year was primarily due to the growth in revenue and a decline in travel and entertainment expenses due to COVID-19 travel restrictions.

Total contract value increased to $3.4 billion at September 30, 2020, or 5% compared to September 30, 2019 on a foreign exchange neutral basis. Global Technology Sales (“GTS”) contract value increased by 5% at September 30, 2020 when compared to September 30, 2019. The increase in GTS contract value was primarily due to new business from new and existing clients. Global Business Sales (“GBS”) contract value increased by 6% year-over-year, also primarily driven by new business from new and existing clients.

GTS client retention was 80.1% and 81.7% as of September 30, 2020 and 2019, respectively, while wallet retention was 98.7% and 104.7%, respectively. GBS client retention was 82.3% and 81.1% as of September 30, 2020 and 2019, respectively, while wallet retention was 98.9% and 96.7%, respectively. The increase in GBS wallet retention was largely due to increased spending by existing clients. The number of GTS client enterprises declined by 3% when compared to prior year, while GBS client enterprises declined by 9% at September 30, 2020 when compared to September 30, 2019.

Conferences

	As Of And For The Three Months Ended September 30, 2020	As Of And For The Three Months Ended September 30, 2019	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Nine Months Ended September 30, 2020	As Of And For The Nine Months Ended September 30, 2019	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$12,738	$66,286	$(53,548)	(81)%	$26,925	$259,392	$(232,467)	(90)%
Gross contribution (1)	$2,044	$27,465	$(25,421)	(93)%	$(15,246)	$126,910	$(142,156)	(112)%
Gross contribution margin	16%	41%	(25) points	—	(57)%	49%	nm	—
Business Measurements:
Number of destination conferences (2)	2	18	(16)	(89)%	7	57	(50)	(88)%
Number of destination conferences attendees (2)	2,584	14,739	(12,155)	(82)%	5,948	52,685	(46,737)	(89)%
nm = not meaningful

(1)Dollars in thousands.
(2)Includes both virtual and in-person destination conferences. Single day, local meetings are excluded.

Due to the outbreak of COVID-19, we held no in-person destination conferences during the three months ended September 30, 2020 and cancelled all in-person destination conferences for the remainder of 2020. However, we successfully held two destination conferences virtually during the three months ended September 30, 2020, and plan on holding 13 destination conferences virtually for the remainder of 2020. We began holding virtual single day conferences during the second quarter. Conferences revenues decreased by $53.5 million during the three months ended September 30, 2020 compared to the same period in 2019, or 81% on a reported basis and excluding the foreign currency impact. Conference revenues decreased by $232.5 million during the nine months ended September 30, 2020 compared to the same period in 2019, or 90% on a reported basis and excluding the foreign currency impact. Gross contribution declined to $2.0 million during the three months ended September 30, 2020 compared to $27.5 million in the same period last year. Gross contribution declined to negative $15.2 million during the nine months ended September 30, 2020 compared to positive $126.9 million in the same period last year.

Consulting

	As Of And For The Three Months Ended September 30, 2020	As Of And For The Three Months Ended September 30, 2019	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Nine Months Ended September 30, 2020	As Of And For The Nine Months Ended September 30, 2019	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$89,161	$93,218	$(4,057)	(4)%	$282,380	$290,009	$(7,629)	(3)%
Gross contribution (1)	$28,161	$26,538	$1,623	6%	$91,086	$89,493	$1,593	2%
Gross contribution margin	32%	28%	4 points	—	32%	31%	1 point	—
Business Measurements:
Backlog (1), (2)	$96,000	$109,400	$(13,400)	(12)%
Billable headcount	737	809	(72)	(9)%
Consultant utilization	60%	57%	3 points	—	61%	63%	(2) points	—
Average annualized revenue per billable headcount (1)	$364	$351	$13	4%	$361	$376	$(15)	(4)%

(1)Dollars in thousands.
(2)Backlog is on a foreign exchange neutral basis. Backlog as of September 30, 2019 has been calculated using the same foreign currency rates as 2020.

Consulting revenues decreased 4% during the three months ended September 30, 2020 compared to the same period in 2019 on a reported basis and 6% excluding the foreign currency impact, with a revenue decrease in labor-based core consulting of 5%, and a decrease in contract optimization of 3%, on a reported basis. Contract optimization revenue may vary significantly and, as such, revenues for the third quarter of 2020 may not be indicative of results for the remainder of 2020 or beyond. The segment gross contribution margin was 32% and 28% for the three months ended September 30, 2020 and 2019, respectively. The increase in gross contribution margin during the third quarter of 2020 was primarily due to benefits derived from certain cost-reduction initiatives, including a decline in travel and entertainment expenses due to COVID-19 travel restrictions. Consultant utilization increased by 3 points during the three months ended September 30, 2020 compared to the same period in 2019 due to a reduction in billable headcount, offset by a decrease in backlog.

For the nine months ended September 30, 2020, Consulting revenues decreased 3% compared to the same period in 2019 on a reported basis and 2% excluding the foreign currency impact, while the segment gross contribution margin increased by 1 point. The decrease in revenues was due to a decrease in labor-based core consulting, partially offset by an increase in contract optimization.

Backlog decreased by $13.4 million, or 12%, from September 30, 2019 to September 30, 2020. The $96.0 million of backlog at September 30, 2020 represented approximately four months of backlog, which is in line with the Company’s operational target.

LIQUIDITY AND CAPITAL RESOURCES

We finance our operations through cash generated from our operating activities and borrowings. Note 7 — Debt in the Notes to Condensed Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations. At September 30, 2020, we had $553.7 million of cash and cash equivalents and approximately $1.0 billion of available borrowing capacity on the revolving credit facility under our 2020 Credit Agreement. We believe that the Company has adequate liquidity to meet its currently anticipated needs for at least the next twelve months. As a cautionary measure, we have elected to suspend our share repurchase activity.

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

Our cash and cash equivalents are held in numerous locations throughout the world with 46% held overseas at September 30, 2020. We intend to reinvest substantially all of our accumulated undistributed foreign earnings, except in instances where repatriation would result in minimal additional tax. As a result of the U.S. Tax Cuts and Jobs Act of 2017, we believe that the income tax impact if such earnings were repatriated would be minimal.

The table below summarizes the changes in the Company’s cash balances for the periods indicated (in thousands).

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019	Increase (Decrease)
Cash provided by operating activities	$642,830	$482,601	$160,229
Cash used in investing activities	(60,845)	(97,996)	37,151
Cash used in financing activities	(318,025)	(232,813)	(85,212)
Net increase in cash and cash equivalents	263,960	151,792	112,168
Effects of exchange rates	8,919	(3,728)	12,647
Beginning cash and cash equivalents	280,836	158,663	122,173
Ending cash and cash equivalents	$553,715	$306,727	$246,988

Operating

Cash provided by operating activities was $642.8 million and $482.6 million during the nine months ended September 30, 2020 and 2019, respectively. The year-over-year increase was primarily due to higher pre-tax income in the 2020 period and an increase in accounts payable and accrued and other liabilities due to increased accrued payroll, fringe benefits and customer deposits and reduced income tax payments, offset by higher bonus payments made in 2020 related to 2019, and higher interest payments, due to the repayment of our 2025 Notes in September 2020.

Investing

Cash used in investing activities was $60.8 million and $98.0 million during the nine months ended September 30, 2020 and 2019, respectively. The cash used in both periods was primarily for capital expenditures. The decrease from 2019 to 2020 was the result of reduced capital spending in response to the COVID-19 pandemic.

Financing

Cash used in financing activities was $318.0 million and $232.8 million during the nine months ended September 30, 2020 and 2019, respectively. During the 2020 period, we repaid a net $148.0 million on our revolving credit facility under the 2016 Credit Agreement, paid a net $53.3 million in debt principal repayments and used $76.1 million of cash for share repurchases. Additionally, we paid $23.6 million in deferred financing fees and $30.8 million in early redemption premium payments related to our financing activities discussed below. During the 2019 period, the Company borrowed $5.0 million, repaid a net

$35.0 million on our revolving credit facility, paid a net $74.6 million in debt principal repayments and paid $141.4 million for share repurchases.

Debt

As of September 30, 2020, the Company had $2.0 billion of principal amount of debt outstanding, of which $5.1 million is to be repaid in the remainder of fiscal year 2020. Note 7 — Debt in the Notes to Condensed Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations. From time to time, the Company may seek to retire or repurchase its outstanding debt through various methods including open market repurchases, negotiated block transactions, or otherwise, all or some of which may be effected through Rule 10b5-1 plans. Such transactions, if any, depend on prevailing market conditions, our liquidity and capital requirements, contractual restrictions, and other factors, and may involve material amounts.

On September 28, 2020, the Company issued $800.0 million aggregate principal amount of 3.75% Senior Notes due 2030. The 2030 Notes were issued pursuant to the 2030 Note Indenture, dated as of September 28, 2020, among the Company, the guarantors party thereto and U.S. Bank National Association, as trustee. The 2030 Notes were offered and sold only to persons reasonably believed to be qualified institutional buyers (as defined in the Securities Act) pursuant to Rule 144A under the Securities Act and outside the United States only to non-U.S. persons in accordance with Regulation S under the Securities Act.

The 2030 Notes were issued at an issue price of 100.00% and bear interest at a rate of 3.75% per annum. Interest on the 2030 Notes is payable on April 1 and October 1 of each year, beginning on April 1, 2021. The Notes will mature on October 1, 2030.

The net proceeds of the 2030 Notes, together with cash on hand, were used to redeem our existing 5.125% senior notes due 2025 and pay related fees and expenses.

On September 28, 2020, we entered into the 2020 Credit Agreement among Gartner, as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, which amended and restated the 2016 Credit Agreement, dated as of June 17, 2016.

The 2020 Credit Agreement provides for a $400.0 million senior secured five-year term loan facility and a $1.0 billion senior secured five-year revolving facility. The term and revolving facilities may be increased, at our option and under certain conditions, by up to an additional $1.0 billion in the aggregate plus additional amounts subject to the satisfaction of certain conditions, including a maximum secured leverage ratio. The term loan will be repaid in consecutive quarterly installments commencing December 31, 2020, plus a final payment due on September 28, 2025, and may be prepaid at any time without penalty or premium (other than applicable breakage costs) at our option. The revolving credit facility may be used for loans, and up to $75.0 million may be used for letters of credit. The revolving loans may be borrowed, repaid and re-borrowed until September 28, 2025, at which time all amounts borrowed must be repaid.

On September 28, 2020, we drew down $400.0 million in term loans. The initial drawdown was used to refinance the outstanding amounts under the 2016 Credit Agreement. Additional amounts drawn down under the 2020 Credit Agreement will be used for general corporate purposes, including the funding of acquisitions, payment of capital expenditures and the repurchase of shares.

The 2020 Credit Agreement contains certain customary restrictive loan covenants, including, among others, a financial covenant requiring a maximum leverage ratio, and covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, be acquired, dispose of assets, pay dividends, repurchase stock, make capital expenditures, make investments and enter into certain transactions with affiliates. The Company was in full compliance with all covenants as of September 30, 2020, including the Consolidated Leverage Ratio (as defined in the 2020 Credit Agreement). The Company’s Consolidated Leverage Ratio as of September 30, 2020 was 2.3 compared to the maximum of 5.0 permitted under the 2020 Credit Agreement.

On June 22, 2020, the Company issued $800.0 million aggregate principal amount of 4.50% Senior Notes due 2028. The 2028 Notes were issued pursuant to the 2028 Note Indenture, dated as of June 22, 2020, among the Company, the guarantors party thereto and U.S. Bank National Association, as trustee. The 2028 Notes were offered and sold only to persons reasonably believed to be qualified institutional buyers (as defined in the Securities Act) pursuant to Rule 144A under the Securities Act and outside the United States only to non-U.S. persons in accordance with Regulation S under the Securities Act.

The 2028 Notes were issued at an issue price of 100.00% and bear interest at a rate of 4.50% per annum. Interest on the 2028 Notes is payable on January 1 and July 1 of each year, beginning on January 1, 2021. The Notes will mature on July 1, 2028.

We used proceeds from the 2028 Notes to prepay $787.9 million of the Term Loan A facility under the 2016 Credit Agreement.

OFF BALANCE SHEET ARRANGEMENTS

Through September 30, 2020, the Company has not entered into any material off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

As of September 30, 2020, the Company had $2.0 billion in total debt principal outstanding. Note 7 — Debt in the Notes to Condensed Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations.

Approximately $0.4 billion of the Company’s total debt outstanding as of September 30, 2020 was based on a floating base rate of interest, which potentially exposes the Company to increases in interest rates. However, we reduce our overall exposure to interest rate increases through our interest rate swap contracts, which effectively convert the floating base interest rates on all of our variable rate borrowings to fixed rates.

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

Translation risk arises as our foreign currency assets and liabilities are translated into U.S. dollars because the functional currencies of our foreign operations are generally denominated in the local currency. Adjustments resulting from the translation of these assets and liabilities are deferred and recorded as a component of stockholders’ equity. A measure of the potential impact of foreign currency translation can be determined through a sensitivity analysis of our cash and cash equivalents. At September 30, 2020, we had $553.7 million of cash and cash equivalents, with a substantial portion denominated in foreign currencies. If the exchange rates of the foreign currencies we hold all changed in comparison to the U.S. dollar by 10%, the amount of cash and cash equivalents we would have reported on September 30, 2020 could have increased or decreased by approximately $25.0 million. The translation of our foreign currency revenues and expenses historically has not had a material impact on our consolidated earnings because movements in and among the major currencies in which we operate tend to impact our revenues and expenses fairly equally. However, our earnings could be impacted during periods of significant exchange rate volatility, or when some or all of the major currencies in which we operate move in the same direction against the U.S. dollar.

Transaction risk arises when we enter into a transaction that is denominated in a currency that may differ from the local functional currency. As these transactions are translated into the local functional currency, a gain or loss may result, which is recorded in current period earnings. We typically enter into foreign currency forward exchange contracts to mitigate the effects of some of this foreign currency transaction risk. Our outstanding foreign currency forward exchange contracts as of September 30, 2020 had an immaterial net unrealized loss.

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

Management conducted an evaluation, as of September 30, 2020, of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed under the Exchange Act.

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

Issuer Purchases of Equity Securities

The Company has a $1.2 billion board authorization to repurchase its common stock on the open market. The Company may repurchase its common stock from time-to-time in amounts, at prices and in the manner that the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended), accelerated share repurchases, private transactions or other transactions and will be funded by cash on hand and borrowings. Repurchases may also be made from time-to-time in connection with the settlement of the Company’s stock-based compensation awards. The table below summarizes the repurchases of our common stock during the three months ended September 30, 2020 pursuant to our $1.2 billion share repurchase authorization and the settlement of stock-based compensation awards.

Period	Total Number of Shares Purchased (#)	Average Price Paid Per Share ($)	Total Number of Shares Purchased Under Announced Programs (#)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1, 2020 to July 31, 2020	636	$125.03	—	$681,062
August 1, 2020 to August 31, 2020	10,857	131.09	—	681,062
September 1, 2020 to September 30, 2020	5,674	132.56	—	$681,062
Total for the quarter (1)	17,167	$131.35	—

(1)All of the shares repurchased during the three months ended September 30, 2020 related to the settlement of the Company’s stock-based compensation awards.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

4.1 (1)
Indenture (including form of Notes), dated as of September 28, 2020, among Gartner, Inc., the guarantors named therein and U.S. Bank National Association, as a trustee, relating to the $800,000,000 aggregate principal amount of 3.750% Senior Notes due 2030.

10.1 (1)	Amended and Restated Credit Amendment, dated as of September 28, 2020, among Gartner, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

10.2 (1)	Amended and Restated Guarantee and Collateral Agreement, dated as of September 28, 2020, among Gartner, Inc. each subsidiary guarantor party thereto and JPMorgan Chase Bank, N.A.

31.1*	Certification of chief executive officer under Rule 13a — 14(a)/15d — 14(a).

31.2*	Certification of chief financial officer under Rule 13a — 14(a)/15d — 14(a).

32*	Certification under 18 U.S.C. 1350.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101).

*     Filed with this report.
(1)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2020.

Items 3 and 4 of Part II are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gartner, Inc.

Date:	November 3, 2020	/s/ Craig W. Safian
Craig W. Safian
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)