Form 10-K
period 2020-12-31
GARTNER INC
filed 2021-02-24
CIK 749251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $10.5 billion, based on the closing price as reported on the New York Stock Exchange.
As of February 12, 2021, there were 88,721,548 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 3, 2021 is incorporated by reference into Part III to the extent described therein.

GARTNER, INC.
2020 ANNUAL REPORT ON FORM 10-K

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

The fiscal year of Gartner is the twelve-month period from January 1 through December 31. All references to 2020, 2019 and 2018 herein refer to the fiscal year unless otherwise indicated. When used in this Annual Report on Form 10-K, the terms “Gartner,” the “Company,” “we,” “us” or “our” refer to Gartner, Inc. and its consolidated subsidiaries.

MARKET OVERVIEW
Enterprise leaders face enormous pressure to stay ahead and grow profitably amidst constant changes. Whether it is a digital transformation, a global health crisis, or large-scale regulatory changes, business leaders today are facing significant disruptive changes. We believe that enterprises cannot be operationally effective unless they incorporate the right strategy, management and technology decisions into every part of their business. This requirement affects all business levels, functions and roles. Chief financial officers, heads of human resources, chief marketing officers, chief information officers, heads of supply chain and other executives and leaders turn to Gartner for decision-making guidance and execution support to achieve their mission-critical priorities.

OUR SOLUTION
We believe our unmatched combination of expert-led, practitioner-sourced and data-driven research steers clients toward the right decisions and actions on the issues that matter most. We employ a diversified business model that utilizes and leverages the breadth and depth of our intellectual capital. The foundation of our business model is our ability to create and distribute our proprietary research content as broadly as possible via published reports, interactive tools, facilitated peer networking and briefings; our conferences, including the Gartner Symposium/Xpo series; and consulting and advisory services.

PRODUCTS AND SERVICES

Our diversified business model provides multiple entry points and sources of value for our clients that lead to increased client spending on our research and advisory services, conferences and consulting services. A critical part of our long-term strategy is to increase business volume and penetration with our most valuable clients, identifying relationships with the greatest sales potential and expanding those relationships by offering strategically relevant research and advice. We also seek to extend the Gartner brand name to develop new client relationships, augment our sales capacity and expand into new markets around the world. These initiatives have created additional revenue streams through more effective packaging, campaigning and cross-selling of our products and services. In addition, we seek to increase our revenue and operating cash flow through more effective pricing of our products and services.

Our principal products and services are delivered through our three business segments, as described below.

•RESEARCH. Gartner delivers independent, objective advice to leaders across an enterprise through subscription services that include on-demand access to published research content, data and benchmarks, and direct access to a network of approximately 2,150 research experts located around the globe. Gartner research is the fundamental building block for all Gartner products and services. We combine our proprietary research methodologies with extensive industry and academic relationships to create Gartner products and services that address each role across an enterprise. Within the Research segment, Global Technology Sales (“GTS”) sells products and services to users and providers of technology, while Global Business Sales (“GBS”) sells products and services to all other functional leaders, such as human resources, supply chain, marketing, and finance.

Our research agenda is defined by clients’ needs, focusing on the critical issues, opportunities and challenges they face every day. We are in steady contact with more than 14,000 distinct client enterprises worldwide. We publish tens of thousands of pages of original research annually, and our research experts had more than 490,000 direct client interactions in 2020. Our size and scale enable us to commit vast resources toward broader and deeper research coverage and to deliver insight to our clients based on what they need and where they are. The ongoing interaction of our research experts with our clients enables us to identify the most pertinent topics to them and develop relevant product and service enhancements to meet the evolving needs of users of our research. Our proprietary research content, presented in the form of reports, briefings, updates and related tools, is delivered directly to the client’s desktop via our website and/or product-specific portals.

Clients normally sign subscription contracts that provide access to our research content and advisory services for individual users over a defined period. We typically have a minimum contract period of twelve months for our research and advisory subscription contracts and, at December 31, 2020, a significant portion of our contracts were multi-year.

•CONFERENCES. Gartner conferences are designed for IT and business executives as well as decision makers looking to adapt and evolve their organizations through disruption and uncertainty, navigate risks and prioritize investments. Attendees experience sessions led by Gartner research experts, and the sessions include cutting-edge technology solutions, peer exchange workshops, one-on-one analyst and advisor meetings, consulting diagnostic workshops, keynotes and more. Our conferences also provide attendees with an opportunity to interact with business executives from the world’s leading companies. In addition to role-specific summits and workshop-style seminars, Gartner hosts the Gartner Symposium/Xpo series, including its unique, flagship IT Symposium/Xpo®, which is usually held at nine locations worldwide annually. Prior to the COVID-19 pandemic, Gartner attracted more than 85,000 business and technology professionals to its 70+ destination conferences worldwide in 2019. We also hosted 700+ live meetings each year for peer collaboration and networking, and 240+ exclusive C-level meetings through the Evanta brand. In response to the COVID-19 pandemic, we pivoted to producing virtual conferences with a focus on maximizing the value we deliver for our clients. During the second half of 2020, Gartner successfully held 15 virtual conferences with nearly 39,000 attendees, including eight Symposiums/Xpos. In addition, during 2020 we hosted 400+ virtual peer networking meetings, and through the Evanta brand we hosted 450+ exclusive C-level virtual meetings.

•CONSULTING. Through its experienced consultants, Gartner Consulting serves chief information officers and other senior executives who are driving technology-related strategic initiatives to optimize technology investments and drive business impact. Gartner Consulting combines the power of Gartner’s market-leading research with custom analysis and on-the-ground support to help clients to turn insights and advice into action and impact.

Consulting solutions capitalize on Gartner assets that are invaluable to information technology (“IT”) decision-making, including: (1) our extensive research, which ensures that our consulting analyses and advice are based on a deep understanding of the IT environment and the business of IT; (2) our market independence, which keeps our consultants focused on our clients’ success; and (3) our market-leading benchmarking capabilities, which provide relevant comparisons and best practices to assess and improve performance. Additionally, we provide actionable solutions for a range of IT-related priorities, including IT cost optimization, digital transformation and IT sourcing optimization.

COMPETITION

We believe that the principal factors that differentiate us from our competitors are as follows:

•Superior research content - We believe that we create the broadest, highest-quality and most relevant research coverage across all major functional roles in an enterprise. Our independent operating model and research analysis generates unbiased insight that we believe is timely, thought-provoking and comprehensive, and that is known for its high quality, independence and objectivity.

•Our leading brand name - We have provided critical, trusted insight under the Gartner name for more than 40 years.

•Our global footprint and established customer base - We have a global presence with clients in more than 100 countries on six continents. A substantial portion of our revenue is derived from sales outside of the United States.

•Experienced management team - Our management team is comprised of research veterans and experienced industry executives with long tenure at Gartner.

•Substantial operating leverage in our business model - We can distribute our intellectual property and expertise across multiple platforms, including research and advisory subscription and membership programs, conferences and consulting engagements, to derive incremental revenue and profitability.

•Vast network of research experts and consultants - As of December 31, 2020, we had approximately 2,150 research experts and 730 experienced consultants located around the world. Our research experts are located in more than 30 countries, enabling us to cover vast aspects of business and technology on a global basis.

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

HUMAN CAPITAL MANAGEMENT

We believe our people are our most valuable asset, enabling our long track record of global growth. From attracting diverse talent through our recruitment process to cultivating that talent with learning and development opportunities and rewards for strong performers to supporting overall wellness with meaningful benefits and engagement, we strive to put our people first. At December 31, 2020, we had approximately 15,600 employees in over 90 offices globally, and the overwhelming majority of our employees were full time.

Gartner is committed to providing equal employment opportunities to all applicants and employees without regard to any legally protected status. This commitment is formalized in our global and U.S. equal employment opportunity policies. We continually renew this commitment by seeking to optimize our recruitment and professional development processes, create networking and educational opportunities, celebrate heritage and history, encourage community service and outreach, and create safe spaces for all employees.

Diversity, Equity and Inclusion

We foster an environment of professional development to help our employees reach their full potential. This includes embracing diversity and actively removing barriers to support inclusion, engagement and growth at Gartner. Our Executive Diversity, Equity and Inclusion (DEI) Council, composed of our CEO, Chief Human Resources Officer, CFO, General Counsel, head of Diversity, Equity and Inclusion, head of DEI Research within our Gartner HR research practice, and other selected leaders, drives diversity, equity and inclusion as an imperative at all levels of the organization. In addition, the newly formed DEI Center of Excellence, which reports directly to our Chief Human Resources Officer, is working to codify our strategy and to establish goals against key metrics to drive greater transparency and accountability. Our teams of employees are composed of individuals from different geographies, cultures, religions, ethnicities, races, genders, sexual orientations, abilities and generations working together to solve problems. As of December 31, 2020, approximately 44% of our employees and 30% of our board of directors identified as female, and our employees were represented by more than 80 self-identified nationalities working in 38 different countries around the world.

We also focus on the role of unconscious bias and endeavor to build tools that help make various business processes more inclusive and accommodate a more diverse perspective. We emphasize the importance of inclusion to leaders and managers and how to foster a sense of belonging within their teams. In 2020, we introduced a new leadership forum called the Leadership Exchange (LeadEx) for all Vice Presidents and above. The forum provides sessions for leaders to share experiences, ask questions and gain perspective on effectively leading people within the context of current events and the rapidly changing environment.

The Company supports a number of employee-driven Employee Resource Groups (ERGs) that bring employees together to foster a diverse, inclusive and supportive workplace. Gartner currently has formal ERGs supporting underrepresented racial, ethnic and multicultural backgrounds, women, the LGBTQ+ community, and veterans. Participation in ERGs is voluntary and open to all employees. In 2020, our ERGs had more than 4,900 associate memberships, and the groups delivered 100+ programs.

Health, Safety and Compensation

We seek to invest in meaningful, innovative and inclusive compensation and benefit programs that support physical, financial and emotional well-being of our employees. In addition to salaries, these programs (which vary by country/region) include annual bonuses, stock awards, an employee stock purchase plan, 401(k) matching, healthcare and insurance benefits, tax savings programs, such as health and dependent care flexible spending accounts, health savings account and pretax commuter benefits, generous paid time off, paid parental leave, life and disability insurance, business travel accident insurance, charity matching, employee assistance programs, tuition assistance and on-site services, such as health centers and fitness centers, among others. We believe that our equity grants facilitate retention as well as encourage performance of key personnel.

In response to the COVID-19 pandemic, we implemented significant changes to protect the health and safety of our employees, clients and the communities in which we operate. This includes the temporary closure of our offices (including our corporate headquarters) in the United States, United Kingdom, India, and several other impacted locations around the world, as well as the cancellation of in-person conferences. In general, even where offices have reopened, our employees have the option to work remotely and we have implemented additional safety guidelines to protect them. We also provide a number of free mental and behavioral health resources, including access to the Employee Assistance Program for employees and their dependents.

Talent Development and Training

Gartner aims to foster a culture of lifelong learning, getting feedback and evolving. In addition to helping employees unlock their full potential through mechanisms like continuous feedback and performance appraisals, we have dedicated programs designed to develop effective leaders, including our Gartner Manager Program and Tenured Manager Program. We also offer rotational programs and an online learning experience platform for employees called GartnerYou. In 2020, GartnerYou offered close to 35,000 learning resources, with more than 343,000 completions globally. Since our Sales and Research & Advisory teams make up more than 50% of total employees worldwide, we also have formal, dedicated programs to help train and onboard new hires as well as more experienced managers and leaders within Sales and Research & Advisory. In 2020, we had eight dedicated programs for new hires across our sales teams, which were attended by approximately 900 employees. Through these programs, we believe our teams develop role-specific knowledge and skills, increase productivity and improve performance.

We encourage you to review the “Our Associates” section of our Corporate Responsibility Report located on our website at gartner.com, under the “Corporate Responsibilities” link in the “About” tab for more detailed information regarding our Human Capital programs and initiatives. Nothing on our website, including our Corporate Responsibility Report or sections thereof, shall be deemed incorporated by reference into this Annual Report,or any other filing we make with the SEC.

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

Also available at investor.gartner.com, under the “Governance” link, are printable and current copies of our: (i) CEO and CFO Code of Ethics, which applies to our Chief Executive Officer, Chief Financial Officer, Controller and other financial managers; (ii) Global Code of Conduct, which applies to all Gartner officers, directors and employees, wherever located; (iii) Principles and Practices of the Board of Directors of Gartner, Inc., the corporate governance principles that have been adopted by our Board; and (iv) charters for each of the Board’s standing committees: Audit, Compensation and Governance/Nominating. We will disclose any waiver we grant to an executive officer or director under our Code of Ethics, or certain amendments to the Code of Ethics, on our website at investor.gartner.com, under the “Governance” link.

ITEM 1A. RISK FACTORS.

We operate in a highly competitive and rapidly changing environment that involves numerous risks and uncertainties, some of which are beyond our control. In addition, we and our clients are affected by global economic conditions and trends. The following sections address significant factors, events and uncertainties that make an investment in our securities risky. We urge you to consider carefully the factors described below and the risks that they present for our operations, as well as the risks addressed in other reports and materials that we file with the SEC and the other information, included or incorporated by reference in this Form 10-K. When the factors, events and contingencies described below or elsewhere in this Form 10-K materialize there could be a material adverse impact on our business, prospects, results of operations, financial condition, and cash flows, and could therefore have a negative effect on the trading price of our common stock. Additional risks not currently known to us or that we now deem immaterial may also harm us and negatively affect your investment. In addition to the effects of the COVID-19 pandemic and resulting global disruptions on our business and operations discussed in Item 7 of this Form 10-K and in the risk factors below, additional or unforeseen effects from the COVID-19 pandemic and the global economic climate may give rise to or amplify many of these risks discussed below.

Risks Related to the Coronavirus (COVID-19) Pandemic

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

The COVID-19 pandemic has subjected our operations and financial performance to a number of risks that may have a material adverse impact on our operations and financial condition, including, but not limited to those discussed below:

•Cost-saving measures by our clients have adversely affected, and could continue to adversely affect, their ability or willingness to attend our conferences, purchase our products or engage our consultants. Such measures also lengthened payment terms in some of our contracts and negatively impacted retention rates. Such measures could also reduce the duration of some of our subscription contracts and delay purchasing decisions of potential clients.

•We have temporarily closed Gartner offices (including our corporate headquarters) in the United States, United Kingdom, India, and several other impacted locations around the world and implemented significant travel restrictions. Though many of our employees continue to work remotely, these changes impact the normal operation of our business. Although we have plans to reopen most offices in the fall of 2021, reopening is subject to many factors outside of our control. As a result, we cannot predict for certain when or how we will begin to lift the actions put in place as part of our business continuity plans, including work from home protocols and travel restrictions.

•We have cancelled or postponed all in-person conferences through at least August 2021, pivoting to virtual conferences. We held 15 virtual conferences during the second half of 2020, and plan on holding approximately 20 virtual conferences from February 2021 through August 2021. These virtual conferences are expected to result in significantly less revenue and gross contribution, but we believe aid in client retention and engagement. For additional information about how COVID-19 affects our Conferences business, see the Risk Factor titled “The profitability and success of our conferences and other meetings are subject to external factors beyond our control.”

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

Further, the duration and extent of the impact from the COVID-19 pandemic and its impact on our operations and financial performance depend on future developments that cannot currently be accurately predicted, such as:

•the severity and transmission rate of the virus;
•the extent and effectiveness of containment actions;
•the timing of the development and distribution of effective vaccines and/or treatments and their acceptance by the general public;
•the health and well-being of our workforce;
•the extent and duration of the effect on client spending and the impact of these and other factors on our employees, customers, partners and vendors;
•the impact on our liquidity;
•increased volatility and pricing in the capital markets;
•the effect of the pandemic on the credit-worthiness of our customers;
•global economic conditions and levels of economic growth; and
•the pace of recovery when the COVID-19 pandemic subsides.

The occurrence or continuation of any of the foregoing could have a material adverse effect on our operations or financial performance.

The impact of COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, may also precipitate or exacerbate other risks discussed in Item 1A. Risk Factors in this Annual Report on Form 10-K, any of which could have a material effect on us. This situation is changing rapidly and additional effects may arise that we are not presently aware of or that we currently do not consider to present significant risks to our operations. If we are not able to respond to and manage the impact of such events effectively, our business and financial condition will be negatively impacted.

Strategic and Operational Risks

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

Our Research business depends on renewals of subscription-based services and sales of new subscription-based services for a significant portion of our revenue, and our failure to renew at historical rates or generate new sales of such services will lead to a decrease in our revenues. A large portion of our success depends on our ability to generate renewals of our subscription-based research products and services and new sales of such products and services, both to new clients and existing clients. These products and services constituted approximately 81% and 73% of total revenues from our on-going operations for 2020 and 2019, respectively. Generating new sales of our subscription-based products and services, both to new and existing clients, is a challenging, costly, and often time-consuming process. If we are unable to generate new sales, due to competition or other factors, our revenues will be adversely affected.

Our research subscription contracts are typically for twelve months or longer. Our ability to maintain contract renewals is subject to numerous factors, including the following:

•delivering high-quality and timely analysis and advice to our clients;

•understanding and anticipating market trends and the changing needs of our clients; and

•providing products and services of the quality and timeliness necessary to withstand competition.

Additionally, as we continue to adjust our products and service offerings to meet our clients’ continuing needs, we may shift the type and pricing of our products which may impact client renewal rates. While our Research client retention rate was 83% and 82% at December 31, 2020 and 2019, respectively, there can be no guarantee that we will continue to maintain this rate of client renewals.

The profitability and success of our conferences and other meetings are subject to external factors beyond our control. Our Conferences business constituted approximately 3% and 11% of total revenues from our on-going operations in 2020 and 2019, respectively. As a result of the COVID-19 pandemic, we cancelled or postponed all in-person conferences in March 2020 through the end of the calendar year, which had a material adverse effect on our 2020 Conferences business. We have also cancelled or postponed all in-person conferences through at least August 2021. We held 15 virtual conferences during the second half of 2020, and plan on holding approximately 20 virtual conferences through August 2021. These virtual conferences are expected to result in significantly less revenue and gross contribution, but we believe aid in client retention and engagement.

We expect our Conferences revenues will continue to be negatively impacted until in-person conferences can be held. Moreover, our clients that typically attend these conferences may have pandemic-related travel restrictions in place that could affect attendance once these conferences resume. At this time, we also cannot predict what additional measures will be required to hold in-person conferences safely, such as providing masks, social distancing and increased sanitation. These safety requirements would likely cause us to incur additional costs and may limit the number of participants at our in-person conferences. In addition, perceived or actual spread of coronavirus at one of our conferences could cause reputational damage. The safety of our associates and clients remain our top priority so future in-person conferences will be held only if we determine the relevant impacts of COVID-19 have sufficiently receded in the jurisdictions where our conferences are to be held.

We also face risks related to insurance coverage for our cancelled conferences. Our event cancellation insurance provides up to $170 million in coverage for 2020 with the right to reinstate that amount one time if those limits are utilized. The insurer has contested our right to reinstate limits and to include in reinstated limits conferences cancelled due to COVID-19. We are in litigation with the insurer on these issues. It is unclear when we will receive the proceeds from these insurance claims and if we will have difficulty obtaining future event cancellation insurance at favorable rates, which could affect our financial results.

The market for desirable dates and locations for our activities has historically been highly competitive. Once we decide to resume in-person conferences, if we cannot secure desirable dates and suitable venues for our conferences the profitability for these conferences will suffer, and our financial condition and results of operations may be adversely affected. In addition, because our conferences are scheduled in advance and held at specific locations, the success of these activities can be affected by circumstances outside of our control in addition to the COVID-19 pandemic, such as the occurrence of or concerns related to labor strikes, transportation shutdowns and travel restrictions, economic slowdowns, reductions in government spending, geopolitical crises, terrorist attacks, war, weather, natural disasters, communicable diseases, and other occurrences impacting the global, regional, or national economies, the occurrence of any of which could negatively impact the success of the conference or meeting. We also face the challenge of procuring venues that are sizeable enough at a reasonable cost to accommodate some of our major activities.

Our Consulting business depends on non-recurring engagements and our failure to secure new engagements could lead to a decrease in our revenues. Consulting segment revenues constituted approximately 9% of total revenues from our on-going operations in both 2020 and 2019. Consulting engagements typically are project-based and non-recurring. In addition, revenue from our contract optimization business can fluctuate significantly from period to period and is not predictable. Our ability to replace consulting engagements is subject to numerous factors, including the following:

•delivering consistent, high-quality consulting services to our clients;

•tailoring our consulting services to the changing needs of our clients; and

•our ability to match the skills and competencies of our consulting staff to the skills required for the fulfillment of existing or potential consulting engagements.

A material decline in our ability to replace consulting engagements will have an adverse impact on our revenues and our financial condition.

We may not be able to attract and retain qualified personnel which could jeopardize the quality of our products and services and our future growth plans. Our success is based on attracting and retaining talented employees and we depend heavily upon the quality of our senior management, research analysts, consultants, sales and other key personnel. The market for highly skilled workers and leaders in our industry is extremely competitive. Maintaining our brand and reputation is important to our ability to recruit and retain employees. We face competition for qualified professionals from, among others, technology companies, market research firms, consulting firms, financial services companies and electronic and print media companies, some of which have a greater ability to attract and compensate these professionals. Additionally, some of the personnel that we attempt to hire are subject to non-compete agreements that could impede our short-term recruitment efforts. Our employee hiring and retention also depend on our ability to build and maintain a diverse and inclusive workplace culture that enables our employees to thrive. We may also be limited in our ability to recruit internationally by restrictive domestic immigration laws, and changes to policies that restrain the flow of technical and professional talent could inhibit our ability to adequately staff our research and development and other efforts. An inability to retain key personnel or to hire and train additional qualified personnel could materially adversely affect the quality of our products and services, as well as our future business and operating results. In addition, effective succession planning is important to our long-term success, and failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution.

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

Our employees are subject to restrictive covenant agreements (which include restrictions on employees’ ability to compete and solicit customers and employees) and assignment of invention agreements, to the extent permitted under applicable law. When the period expires relating to their particular restrictions, former employees may compete against us. If a former employee violates the provisions of the restrictive covenant agreement, we seek to enforce the restrictions but there is no assurance that we will be successful in our efforts.

Privacy concerns could damage our reputation and deter current and potential clients from using our products and services or attending our conferences. Concerns relating to global data privacy have the potential to damage our reputation and deter current and prospective clients from using our products and services or attending our conferences. In the ordinary course of our business and in accordance with applicable laws, we collect personal information (i) from our employees, (ii) from the users of our products and services, including conference attendees, and (iii) from prospective clients. We collect only basic personal information from our clients and prospects. While we believe our overall data privacy procedures are adequate, the theft or loss of such data, or concerns about our practices, even if unfounded, with regard to the collection, use, disclosure, or security of this personal information or other data protection related matters could damage our reputation and materially adversely affect our operating results. Any systems failure or compromise of our security that results in the disclosure of our users’ personal data could seriously limit the consumption of our products and services and the attendance at our conferences, as well as harm our reputation and brand and, therefore, our business.

We are exposed to risks related to cybersecurity. A significant portion of our business is conducted over the internet and we rely on the secure processing, storage and transmission of confidential, sensitive, proprietary and other types of information relating to our business operations and confidential and sensitive information about its customers and employees in our computer systems and networks, and in those of our third-party vendors. Individuals, groups, and state-sponsored organizations may take steps that pose threats to our operations, our computer systems, our employees, and our customers. The cybersecurity risks we face range from cyber attacks common to most industries, such as the development and deployment of malicious software to gain access to our networks and attempt to steal confidential information, launch distributed denial of service attacks, or attempt other coordinated disruptions, to more advanced threats that target us because of our prominence in the global research and advisory field.

Like many multinational corporations, we, and some third parties upon which we rely, have experienced cyber attacks on our computer systems and networks in the past and may experience them in the future, likely with more frequency and sophistication, and involving a broader range of devices and modes of attack, all of which will increase the difficulty of detecting and successfully defending against them. To date, none have resulted in any material adverse impact to our business, operations, products, services or customers. We have implemented various security controls to both meet our security compliance obligations, while also defending against constantly evolving security threats. Our security controls help to secure our information systems, including our computer systems, intranet, proprietary websites, email and other telecommunications and data networks, and we scrutinize the security of outsourced website and service providers prior to retaining their services. However, the security measures implemented by us or by our outside service providers may not be effective and our systems (and those of our outside service providers) are vulnerable to theft, loss, damage and interruption from a number of potential sources and events, including unauthorized access or security breaches, cyber attacks, computer viruses, power loss, or other disruptive events. As a result of the COVID-19 pandemic and shelter-in-place orders, most of our employees in affected areas are working remotely, which magnifies the importance of the integrity of our remote access security measures. Additionally, the security compliance landscape continues to evolve, requiring us to stay apprised of changes in cybersecurity laws, regulations, and security requirements required by our clients, such as the European Union General Data Protection Regulation (GDPR), the California Consumer Privacy Act (CCPA), the Brazilian General Data Protection Law (LGPD), the Chinese Cybersecurity and draft Data Security laws, International Organization for Standardization (ISO), and National Institute of Standards and Technology (NIST). Recent well-publicized security breaches at other companies have led to enhanced government and regulatory scrutiny of the measures taken by companies to protect against cyber attacks, and may in the future result in heightened cybersecurity requirements, including additional regulatory expectations for oversight of vendors and service providers.

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

We face risks related to leased office space. We assumed a significant amount of leased office space, in particular in Arlington, Virginia, in connection with the acquisition of CEB Inc. in 2017. In Arlington, we have consolidated all our businesses into a single building and have sublet substantially all of the excess space in our other properties. Through our real estate consolidations and other related activities, we have tried to secure quality sub-tenants with appropriate sub-lease terms. However, if subtenants default on their sublease obligations with us or otherwise terminate their subleases with us, we may experience a loss of planned sublease rental income, which could result in a material charge against our operating results. Additionally, the long-term impact of COVID-19 on leased office space availability and rental costs of leased office space is not yet known.

To accommodate our growth going forward, we have moved to a global hoteling option to better manage our footprint and operating expenses, and will secure new space when the opportunities and need arise. If the new spaces are not completed on schedule, or if the landlord defaults on its commitments and obligations pursuant to the new leases, we may incur additional expenses. In addition, unanticipated difficulties in initiating operations in a new space, including construction delays, IT system interruptions, or other infrastructure support problems, could result in a delay in moving into the new space, resulting in a loss of employee and operational productivity and a loss of revenue and/or additional expenses, which could also have an adverse, material impact on our operating results.

Our sales to governments are subject to appropriations and some may be terminated early. We derive significant revenues from research and consulting contracts with the United States government and its respective agencies, numerous state and local governments and their respective agencies, and foreign governments and their agencies. At December 31, 2020 and 2019, approximately $689 million and $639 million, respectively, of our outstanding revenue contracts were attributable to government entities. Our U.S. government contracts are subject to the approval of appropriations by the U.S. Congress to fund the agencies contracting for our services. Additionally, our contracts at the state and local levels, as well as foreign government contracts, are subject to various governmental authorizations and funding approvals and mechanisms. Certain of these contracts may be terminated at any time by the government entity without cause or penalty (“termination for convenience”). In addition, contracts with U.S. federal, state and local, and foreign governments and their respective agencies are subject to increasingly complex bidding procedures and compliance requirements, as well as intense competition. While terminations by governments have not been significant historically, should appropriations for the various governments and agencies that contract with us be curtailed, or should our government contracts be terminated for convenience, we may experience a significant loss of revenues.

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

Our outstanding debt obligations could negatively impact our financial condition and future operating results. As of December 31, 2020, the Company had outstanding debt of $400 million under its 2020 term loan and revolving credit facility (the “2020 Credit Agreement”), $800 million of Senior Notes due 2028 (the “2028 Notes”) and $800 million of Senior Notes due 2030 (the “2030 Notes”). Additional information regarding the 2020 Credit Agreement, the 2028 Notes and the 2030 Notes is included in Note 6 — Debt in the Notes to Consolidated Financial Statements.

The debt service requirements of these borrowings could impair our future financial condition and operating results. In addition, the affirmative, negative and financial covenants of the 2020 Credit Agreement, as well as the covenants related to the Senior Notes, could limit our future financial flexibility. A failure to comply with these covenants could result in acceleration of all amounts outstanding, which could materially impact our financial condition unless accommodations could be negotiated with our lenders and noteholders. No assurance can be given that we would be successful in doing so, or that any accommodations that we were able to negotiate would be on terms as favorable as those currently in place. The outstanding debt may limit the amount of cash or additional credit available to us, which could restrain our ability to expand or enhance products and services, respond to competitive pressures or pursue future business opportunities requiring substantial investments of additional capital.

In addition, variable-rate borrowings under our 2020 Credit Agreement typically use LIBOR as a benchmark based on market participant judgments for establishing the rate of interest. LIBOR is the subject of recent national and international regulatory scrutiny, which may result in changes that cause LIBOR to disappear entirely after June 2023 for rates applicable to the 2020 Credit Agreement and our existing derivatives contracts, and December 2021 for any new debt and derivatives contracts that we may enter into. The changes may also cause LIBOR to perform differently than in the past. The Alternative Reference Rates Committee (ARRC), which was convened by the Federal Reserve Board and the New York Fed, has identified the Secured Oversight Financing Rate (SOFR) as the recommended risk-free alternative rate for USD LIBOR. The future consequences of these LIBOR developments on our variable-rate borrowings, including the possible transition to rates based on observable transactions, such as the Secured Overnight Financing Rate (SOFR), cannot be predicted at this time, but could include an increase in the cost of our variable-rate indebtedness and volatility in our earnings.

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

Macroeconomic and Industry Risks

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

Additionally, tariffs, trade barriers and restrictions, and other acts by governments to protect domestic markets or to retaliate against the trade tariffs and restrictions of other nations could negatively affect our business operations. In addition, the withdrawal of nations from existing common markets or trading blocs, such as the exit of the United Kingdom (UK) from the European Union (the EU), commonly referred to as Brexit, could be disruptive and negatively impact our business and the business of our clients. We continue to monitor Brexit and its potential impacts on our results of operations and financial condition. In connection with Brexit, on December 24, 2020, the EU and the United Kingdom reached an agreement on a new trade arrangement that became effective on January 1, 2021. Once the new rules are formalized, there could be near or long-term negative impacts on our UK business. If this agreement and the new rules, once formalized, lead to legal uncertainty and potentially divergent national laws and regulations in the United Kingdom and EU, then we, as well as our clients who have significant operations in the United Kingdom, may incur additional costs and expenses as we adapt to the new trade agreements. For example, we may face additional administrative procedures when purchasing tangible goods and equipment from the EU. Additionally, volatility in foreign currencies and other markets may also arise as the UK and EU work though the new trade arrangements. The impact of any of these effects of Brexit, among others, could materially harm our business and financial results.

Our operating results could be negatively impacted by global economic conditions. Our business is impacted by general economic conditions and trends in the United States and abroad. In its recent report, Global Economics Prospects, January 2021, the World Bank reported that following a collapse in 2020 caused by the COVID-19 pandemic, global economic output is expected to expand 4 percent in 2021 but still remain more than 5 percent below pre-pandemic projections. The report also indicated that global growth is projected to moderate to 3.8 percent in 2022, weighed down by the pandemic’s lasting damage to potential growth. The report noted that the global recovery, which has been dampened in the near term by a resurgence of COVID-19 cases, is expected to strengthen over the forecast horizon as confidence, consumption, and trade gradually improve, supported by ongoing vaccination. A downturn in growth could negatively and materially affect future demand for our products and services in general, in certain geographic regions, in particular countries, or industry sectors. In addition, U.S. federal, state and local government spending limits may reduce demand for our products and services from those governmental agencies as well as organizations that receive funding from those agencies, and could negatively affect macroeconomic conditions in the United States, which could further reduce demand for our products and services. Such difficulties could negatively impact our ability to maintain or improve the various business measurements we utilize (which are defined in this Annual Report), such as contract value and consulting backlog growth, client retention, wallet retention, consulting utilization rates, and the number of attendees and exhibitors at our conferences and other meetings. Failure to achieve acceptable levels of these measurements or improve them will negatively impact our financial condition, results of operations, and cash flows.

We face significant competition and our failure to compete successfully could materially adversely affect our results of operations, financial condition, and cash flows. The markets for our products and services are characterized by intense competition and we face direct competition from a significant number of independent providers of information products and services, including information available on the internet free of charge. We also compete indirectly against consulting firms and other information providers, including electronic and print media companies, some of which have greater financial, information gathering and marketing resources than we do. These indirect competitors could also choose to compete directly with us in the future. In addition, low barriers to entry exist in the markets in which we do business. As a result, new competitors may emerge, and existing competitors may start to provide additional or complementary services. Additionally, technological advances may provide increased competition from a variety of sources.

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

Legal and Regulatory Risks

Our failure to comply with complex U.S. and foreign laws and regulations could have a material adverse effect on our operations or financial condition. Our business and operations may be conducted in countries where corruption has historically penetrated the economy. It is our policy to comply, and to require our local partners, distributors, agents, and those with whom we do business to comply, with all applicable anti-bribery and anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act, the UK Bribery Act, regulations established by the Office of Foreign Assets Control (OFAC) and with applicable local laws of the foreign countries in which we operate. There can be no assurance that all of our employees, contractors and agents will comply with the Company’s policies that mandate compliance with these laws. Any determination that we have violated or are responsible for violations of these laws, even if inadvertent, could be costly and disrupt our business, which could have a material adverse effect on our business, results of operations, financial condition, liquidity and cash flows, as well as on our reputation. For example, during the second half of 2018 we cooperated fully with a South African government commission established to review a wide range of issues related to the country’s revenue service, including the procurement and fulfillment of consulting agreements we entered into with the revenue service through a sales agent from late 2014 through early 2017. We fully cooperated with the commission and in parallel, we commenced an internal investigation regarding this matter. We voluntarily disclosed the matter to the SEC and Department of Justice (DOJ) in November 2018 and are cooperating fully with their review, including executing tolling agreements. At this time, we do not believe the ultimate outcome of these matters will have a material effect on our financial results, however, an unexpected adverse resolution of these matters could negatively impact our financial condition, results of operations, and liquidity.

In addition, continuously evolving data protection laws and regulations, such as the European Union General Data Protection Regulation (GDPR) and the recent decision in the Schrems II case, the California Consumer Privacy Act (CCPA), the Brazilian General Data Protection Law (LGPD), and the Chinese Cybersecurity and draft Data Security laws pose increasingly complex compliance challenges. We have implemented GDPR, CCPA and LGPD compliance programs. In the meantime, Gartner will continue to maintain and rely upon our comprehensive global data protection compliance program, which includes administrative, technical, and physical controls to safeguard our associates’ and clients’ personal data. The interpretation and application of these laws in the United States, the EU and elsewhere are often uncertain, inconsistent and ever changing. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

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

Corporate tax reform, base-erosion efforts and tax transparency continue to be high priorities in many countries. Tax reform legislation is being proposed or enacted in a number of jurisdictions where we do business. During 2015, the Organization for Economic Cooperation and Development (OECD) released final reports on various action items associated with its initiative to prevent Base Erosion and Profit Shifting (BEPS). In 2020, the OECD further proposed a two-pillar approach to global taxation (BEPS 2.0), focusing on global profit allocation and a global minimum tax rate. While consensus has yet to be reached on

BEPS 2.0, numerous countries have and continue to propose tax law changes intended to address BEPS. The future enactment by various governments of these and other proposals could significantly increase our tax obligations in many countries where we do business. These actual, potential, and other changes, both individually and collectively, could materially increase our effective tax rate and negatively impact our financial position, results of operations, and cash flows. We will continue to monitor and reflect the impact of such legislative changes in future financial statements as appropriate.

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

As of December 31, 2020, we had approximately $119.5 million of accumulated undistributed earnings in our non-U.S. subsidiaries. Our cash and cash equivalents are held in numerous locations throughout the world. At December 31, 2020, 56% of our cash and cash equivalents was held overseas, with a substantial portion representing accumulated undistributed earnings of our non-U.S. subsidiaries. Under generally accepted accounting principles in the United States of America, no provision for income taxes that may result from the remittance of accumulated undistributed foreign earnings is required if the Company intends to reinvest such earnings overseas indefinitely. The Company intends to continue to reinvest its accumulated undistributed foreign earnings, except in instances where the repatriation of those earnings would result in minimal additional tax. As a result, we have not recognized income tax expense on the amounts deemed permanently reinvested.

Our corporate compliance program cannot guarantee that we are in compliance with all applicable laws and regulations. We operate in a number of countries, including emerging markets, and as a result we are required to comply with numerous, and in many cases, changing international and U.S. federal, state and local laws and regulations. Accordingly, we have a corporate compliance program that includes the creation of appropriate policies defining employee behavior that mandate adherence to laws, employee training, annual affirmations, monitoring and enforcement. However, failure of any employee to comply with any of these laws, regulations or our policies, could result in a range of liabilities for the employee and for the Company, including, but not limited to, significant penalties and fines, sanctions and/or litigation, and the expenses associated with defending and resolving any of the foregoing, any of which could have a negative impact on our reputation and business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

As of December 31, 2020, we leased approximately 20 domestic and 70 international office properties for our ongoing business operations. These offices, which exclude certain properties that we sublease to others, support our executive and administrative activities, research and consulting, sales, systems support, operations, and other functions. Our corporate office is based in Stamford, Connecticut. We also maintain an important presence in: Fort Myers, Florida; Arlington, Virginia; Egham, the United Kingdom; Gurgaon, India; Irving, Texas; and Barcelona, Spain. The Company does not own any real property.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the New York Stock Exchange under the symbol “IT”. As of February 12, 2021, there were 1,065 holders of record of our common stock. Our 2021 Annual Meeting of Stockholders will be held virtually on June 3, 2021. We did not submit any matter to a vote of our stockholders during the fourth quarter of 2020.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The equity compensation plan information set forth in Part III, Item 12 of this Annual Report on Form 10-K is hereby incorporated by reference into this Part II, Item 5.

SHARE REPURCHASES

In May 2015, our Board of Directors authorized a share repurchase program to repurchase up to $1.2 billion of our common stock. In February 2021, our Board of Directors authorized incremental share repurchases of up to an additional $300 million under the program. The Company may repurchase its common stock from time-to-time in amounts, at prices and in the manner that the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended), accelerated share repurchases, private transactions or other transactions and will be funded by cash on hand and borrowings. Repurchases may also be made from time-to-time in connection with the settlement of the Company’s stock-based compensation awards. The table below summarizes the repurchases of our common stock during the three months ended December 31, 2020 pursuant to our share repurchase program and the settlement of stock-based compensation awards.

Period	Total Number of Shares Purchased (#)	Average Price Paid Per Share ($)	Total Number of Shares Purchased Under Announced Programs (#)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
October 1, 2020 to October 31, 2020	195	$122.10	—	$681,062
November 1, 2020 to November 30, 2020	39,406	149.28	—	681,062
December 1, 2020 to December 31, 2020	655,288	156.08	650,030	$579,610
Total for the quarter (1)	694,889	$155.69	650,030

(1)The repurchased shares during the three months ended December 31, 2020 included purchases for both the settlement of stock-based compensation awards and open market purchases.

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

(In thousands, except per share data)	2020	2019	2018	2017	2016
STATEMENT OF OPERATIONS DATA
Revenues:
Research	$3,602,892	$3,374,548	$3,105,764	$2,471,280	$1,857,001
Conferences	120,140	476,869	410,461	337,903	268,605
Consulting	376,371	393,904	353,667	327,661	318,934
Other	—	—	105,562	174,650	—
Total revenues	$4,099,403	$4,245,321	$3,975,454	$3,311,494	$2,444,540
Operating income (loss)	$490,150	$370,087	$259,715	$(6,329)	$305,141
Net income	$266,745	$233,290	$122,456	$3,279	$193,582

PER SHARE DATA
Basic income per share	$2.99	$2.60	$1.35	$0.04	$2.34
Diluted income per share	$2.96	$2.56	$1.33	$0.04	$2.31

Weighted average shares outstanding:
Basic	89,315	89,817	90,827	88,466	82,571
Diluted	90,017	90,971	92,122	89,790	83,820

OTHER DATA
Cash and cash equivalents	$712,583	$280,836	$156,368	$538,908	$474,233
Total assets	7,315,967	7,151,294	6,201,474	7,283,173	2,367,335
Long-term debt	1,985,531	2,067,796	2,146,514	2,943,341	672,500
Stockholders’ equity	1,090,428	938,593	850,757	983,465	60,878
Cash provided by operating activities	$903,278	$565,436	$471,158	$254,517	$365,632
The items described below impacted the presentation and comparability of our selected financial data.
•During 2018, the Company divested all of the non-core businesses that comprised its Other segment and moved a small residual product from the Other segment into the Research business and, as a result, no operating activity has been recorded in the Other segment in 2020 or 2019. Note 2 — Acquisitions and Divestitures in the Notes to Consolidated Financial Statements provides additional information regarding the Company’s 2018 divestitures.

•During 2017, the Company acquired CEB Inc. The operating results of CEB Inc. have been included in the Company’s operating results since the acquisition date. The Company also made other acquisitions in the years presented in the above table. Note 2 — Acquisitions and Divestitures in the Notes to Consolidated Financial Statements provides additional information regarding the Company’s recent acquisitions.

•During 2020, 2019, 2018 and 2017, the Company recognized $6.3 million, $9.5 million, $107.2 million and $158.5 million, respectively, of acquisition and integration charges related to its acquisitions. Note 2 — Acquisitions and Divestitures in the Notes to Consolidated Financial Statements provides additional information regarding the Company’s recent acquisition and integration charges.

•During 2020 and 2019, the Company recorded a net tax benefit of approximately $28.3 million and $38.1 million, respectively, related to intercompany sales of certain intellectual property, which increased our diluted earnings per share by $0.31 and $0.42 per share for the years ended December 31, 2020 and 2019, respectively. Note 12 — Income Taxes in the Notes to Consolidated Financial Statements provides additional information regarding the Company’s income taxes.

•During 2017, the Company recorded a $59.6 million tax benefit related to the U.S. Tax Cuts and Jobs Act of 2017, which increased our diluted earnings per share by $0.66 per share.

•On January 1, 2019, the Company adopted Accounting Standards Codification Topic 842, Leases, which resulted in a net increase of $638.7 million in its total assets on that date. The adoption of this new lease standard did not affect the Company’s stockholders’ equity. Note 1 — Business and Significant Accounting Policies and Note 7 — Leases provide additional information regarding the Company’s adoption of Accounting Standards Codification Topic 842.

•During 2017, the Company borrowed approximately $2.8 billion and issued approximately 7.4 million shares of its common stock in connection with the acquisition of CEB, Inc.

•The Company repurchased 1.2 million, 1.4 million, 2.1 million, 0.4 million and 0.6 million shares of its common stock in 2020, 2019, 2018, 2017 and 2016, respectively. We used $176.3 million, $199.0 million, $260.8 million, $41.3 million and $59.0 million in cash for share repurchases in 2020, 2019, 2018, 2017 and 2016, respectively. Note 8 — Stockholders’ Equity in the Notes to Consolidated Financial Statements provides additional information regarding the Company’s share repurchase activity.

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

This MD&A provides an analysis of our consolidated financial results, segment results and cash flows for 2020 and 2019 under the headings “Results of Operations,” “Segment Results” and “Liquidity and Capital Resources.” For a similar detailed discussion comparing 2019 and 2018, refer to those headings under Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

We operate in a very competitive and rapidly changing environment that involves numerous known and unknown risks and uncertainties, some of which are beyond our control. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future quarterly and annual revenues, operating income, results of operations and cash flows, as well as any forward-looking statement, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in our forward-looking statements include, among others, the following: uncertainty of the magnitude, duration, geographic reach and impact on the global economy of the COVID-19 pandemic; the current, and uncertain future, impact of the COVID-19 pandemic and governments’ responses to it on our business, growth, reputation, projections, prospects, financial condition, operations, cash flows, and liquidity; the adequacy or effectiveness of steps we take to respond to the crisis, including cost reduction or other mitigation programs; our ability to recover potential claims under our event cancellation insurance; the timing of our Gartner Symposium/Xpo series that normally occurs during the fourth quarter (but was cancelled in 2020 as a result of the COVID-19 pandemic), as well as of our other conferences and meetings; our ability to achieve and effectively manage growth, including our ability to integrate our acquisitions and consummate and integrate future acquisitions; our ability to pay our debt obligations; our ability to maintain and expand our products and services; our ability to expand or retain our customer base; our ability to grow or sustain revenue from individual customers; our ability to attract and retain a professional staff of research analysts and consultants as well as experienced sales personnel upon whom we are dependent; our ability to achieve continued customer renewals and achieve new contract value, backlog and deferred revenue growth in light of competitive pressures; our ability to carry out our strategic initiatives and manage associated costs; our ability to successfully compete with existing competitors and potential new competitors; our ability to enforce and protect our intellectual property rights; additional risks associated with international operations, including foreign currency fluctuations; the UK’s exit from the European Union and its impact on our results; the impact of restructuring and other charges on our businesses and operations; cybersecurity incidents; general economic conditions; changes in macroeconomic and market conditions and market volatility (including developments and volatility arising from the COVID-19 pandemic), including interest rates and the effect on the credit markets and access to capital; risks associated with the creditworthiness, budget cuts, and shutdown of governments and agencies; the impact of changes in tax policy and heightened scrutiny from various taxing authorities globally; uncertainty from the expected discontinuance of LIBOR and transition to any other interest rate benchmark; changes to laws and regulations; and other risks and uncertainties. The potential fluctuations in our operating income could cause period-to-period comparisons of operating results not to be meaningful and could provide an unreliable indication of future operating results. A description of the risk factors associated with our business is included under “Risk Factors” in Item 1A. of this Annual Report on Form 10-K, which is incorporated herein by reference.

Forward-looking statements are subject to risks, estimates and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements, and are currently, or in the future could be, amplified by the COVID-19 pandemic. Factors that might cause such a difference include, but are not limited to, those listed above or described under “Risk Factors” in Item 1A of this Annual Report on Form 10-K. Readers should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Forward-looking statements in this Annual Report on Form 10-K speak only as of the date hereof, and forward-looking statements in documents attached that are incorporated by reference speak only as of the date of those documents. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.

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

As a result of the COVID-19 pandemic, we have temporarily closed Gartner offices (including our corporate headquarters) in the United States, United Kingdom, India, and several other impacted locations around the world and implemented significant travel restrictions. Although we have plans to reopen most offices in the fall of 2021, reopening is subject to many factors outside of our control. As a result, we cannot predict for certain when or how we will begin to lift the actions put in place as part of our business continuity plans, including work from home protocols and travel restrictions.

We have seen negative impacts to all of our segments with Conferences being the most impacted. On March 25, 2020, we announced the cancellation of all in-person conferences through August 2020. On July 2, 2020, we announced the cancellation of all in-person conferences for the remainder of 2020. We held 15 virtual conferences during the second half of 2020, and plan on holding approximately 20 virtual conferences from February 2021 through August 2021. These virtual conferences are expected to result in significantly less revenue and gross contribution, but we believe aid in client retention and engagement. The safety of our associates and clients remain our top priority so future in-person conferences will be held only if we determine the relevant impacts of COVID-19 have sufficiently receded in the jurisdictions where our conferences are to be held.

As of December 31, 2020, we had approximately $16 million recorded in Prepaid expenses and other current assets on the balance sheet related to cancelled conferences. We expect to recover the majority of these and potential termination costs for future conferences through either force majeure clauses in our vendor contracts, other arrangements with vendors or event cancellation insurance claims. For cancelled conferences, our event cancellation insurance enables us to receive an amount up to the lost contribution margin per conference plus incurred expenses. Our event cancellation insurance provides up to $170 million in coverage for 2020 with the right to reinstate that amount one time if those limits are utilized. The insurer has contested our right to reinstate limits and to include in reinstated limits conferences cancelled due to COVID-19. We are in litigation with the insurer on these issues. The timing of receiving the proceeds from these insurance claims is uncertain so we will not record any insurance claims in excess of expenses incurred until the receipt of the insurance proceeds.

Our Research segment has continued to experience a slowdown as contract value (CV) growth was 4.5% in the fourth quarter of 2020 compared to 10.6%, 7.0% and 5.3% in the first, second and third quarters of 2020, respectively. CV growth slowed late in the first quarter as the global virus response led to lower new business growth and lower retention rates. However, because our revenue and CV have been historically stable and predictable as a result of our subscription-based business model, we only experienced a modest decrease in Research revenue growth in 2020 compared to that in 2019. Slower CV growth in 2020 however will lead to slower research revenue growth in 2021. Nonetheless, we believe that our emphasis on producing business and technology insight into every major business function in the enterprise will continue to drive client engagement and satisfaction with our Research products.

Our Consulting segment was only moderately impacted by the COVID-19 pandemic as many engagements are being performed by associates working remotely. Labor based consulting weakened late in the first quarter due to the pandemic. This weakness continued in the remainder of 2020 due to weaker demand which will likely continue into 2021.

In connection with the cancellation of the majority of 2020 conferences and the weaker demand in our Consulting segment noted above, in the second quarter of 2020, we implemented workforce reductions. We incurred an aggregate of approximately $18 million in costs relating to these workforce reductions during the year ended December 31, 2020. $16 million has been paid during the year ended December 31, 2020, and we expect the majority of the remaining charges to be paid out in the first half of 2021.

In response to the pandemic’s impacts to our business, we implemented cost avoidance initiatives in the first half of 2020 including significant limitations on hiring and third-party spending, reductions to discretionary spending and elimination of non-essential travel and re-prioritization of capital expenditures. We began to restore certain investments in the business during the second half of 2020 and will likely continue these investments in 2021 and future periods.

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

Conferences	Number of destination conferences represents the total number of hosted virtual or in-person conferences completed during the period. Single day, local meetings are excluded.

Number of destination conferences attendees represents the total number of people who attend virtual or in-person conferences. Single day, local meetings are excluded.

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

EXECUTIVE SUMMARY OF OPERATIONS AND FINANCIAL POSITION
We have executed a strategy since 2005 to drive revenue and earnings growth. The fundamentals of our strategy include a focus on creating extraordinary research insight, delivering innovative and highly differentiated product offerings, building a strong sales capability, providing world class client service with a focus on client engagement and retention, and continuously improving our operational effectiveness.

We had total revenues of $4.1 billion in 2020, a decrease of 3% compared to 2019 both on a reported basis and excluding the foreign currency impact. Net income increased to $266.7 million in 2020 from $233.3 million in 2019 and, as a result, diluted earnings per share was $2.96 in 2020 compared to $2.56 in 2019.

Research revenues increased to $3.6 billion in 2020, an increase of 7% compared to 2019 both on a reported basis and excluding the foreign currency impact. The Research gross contribution margin was 72% and 70% in 2020 and 2019, respectively. Total contract value was $3.6 billion at December 31, 2020, an increase of 4% compared to December 31, 2019 on a foreign currency neutral basis.

Conferences revenues decreased to $120.1 million in 2020, a decrease of 75% compared to 2019 both on a reported basis and excluding the foreign currency impact. The Conferences gross contribution margin was 48% and 51% in 2020 and 2019, respectively. We held 5 in-person and 15 virtual conferences in 2020, and 72 in-person conferences in 2019.

Consulting revenues decreased to $376.4 million in 2020, a decrease of 4% compared to 2019 on a reported basis and 5% excluding the foreign currency impact. The Consulting gross contribution margin was 31% and 30% in 2020 and 2019, respectively. Backlog was $100.3 million at December 31, 2020.

Cash provided by operating activities was $903.3 million and $565.4 million during 2020 and 2019, respectively. As of December 31, 2020, we had $712.6 million of cash and cash equivalents and approximately $1.0 billion of available borrowing capacity on our revolving credit facility. During 2020, we repurchased 1.2 million shares of the Company’s common stock for an aggregate purchase price of approximately $176.3 million.

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

Accounting for leases — On January 1, 2019, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”). We determine if an arrangement contains a lease at the inception of a contract. We consider an arrangement a lease if the arrangement transfers the right to control the use of an identified asset for a period of time in exchange for consideration. We have operating leases, but do not have material financing leases. Lease right-of-use assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make payments arising from the lease agreement. These assets and liabilities are recognized at the commencement of the lease based upon the present value of the future minimum lease payments over the lease term. The lease term reflects the non-cancelable period of the lease together with periods covered by an option to extend or terminate the lease when it is reasonably certain that we will exercise such option. Changes in the lease term assumption could impact the right-of-use assets and lease liabilities recognized on the balance sheet. As our leases typically do not contain a readily determinable implicit rate, we determine the present value of the lease liability using our incremental borrowing rate at the lease commencement date based on the lease term.

Note 1 — Business and Significant Accounting Policies and Note 7 — Leases in the Notes to Consolidated Financial Statements provide additional information regarding the Company’s leases and the adoption of ASC 842.

Revenue recognition — On January 1, 2018, we adopted ASC Topic 606, Revenue from Contracts with Customers.

Our revenue by significant source is accounted for as follows:

•Research revenues are mainly derived from subscription contracts for research products. The related revenues are deferred and recognized ratably over the applicable contract term. Fees derived from assisting organizations in selecting the right business software for their needs are recognized when the leads are provided to vendors.

•Conferences revenues are deferred and recognized upon the completion of the related conference or meeting.

•Consulting revenues are principally generated from fixed fee and time and materials engagements. Revenues from fixed fee contracts are recognized as we work to satisfy our performance obligations. Revenues from time and materials engagements are recognized as work is delivered and/or services are provided. Revenues related to contract optimization engagements are contingent in nature and are only recognized upon satisfaction of all conditions related to their payment.

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

Note 1 — Business and Significant Accounting Policies and Note 9 — Revenue and Related Matters in the Notes to Consolidated Financial Statements provide additional information regarding our revenues.

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

Determining an acquired intangible asset’s useful life also requires significant judgment and is based on evaluating a number of factors, including, but not limited to, the expected use of the asset, historical client retention rates, consumer awareness and trade name history, as well as any contractual provisions that could limit or extend an asset's useful life.

The Company’s goodwill is evaluated in accordance with FASB ASC Topic 350, which requires goodwill to be assessed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. In addition, an impairment evaluation of our amortizable intangible assets may also be performed if events or circumstances indicate potential impairment. Among the factors that could trigger an impairment review are current operating results that do not align with our annual plan or historical performance; changes in our strategic plans or the use of our assets; restructuring charges or other changes in our business segments; competitive pressures and changes in the general economy or in the markets in which we operate; and a significant decline in our stock price and our market capitalization relative to our net book value.

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

Evaluating the recoverability of goodwill requires judgments and assumptions regarding future trends and events. As a result, both the precision and reliability of our estimates are subject to uncertainty. Among the factors that we consider in our qualitative assessment are general economic conditions and the competitive environment; actual and projected reporting unit financial performance; forward-looking business measurements; and external market assessments. To determine the fair values of our reporting units for a quantitative analysis, we typically utilize detailed financial projections, which include significant variables, such as projected rates of revenue growth, profitability and cash flows, as well as assumptions regarding discount rates, the Company’s weighted average cost of capital and other data.

Our most recent annual impairment test of goodwill was a qualitative analysis conducted during the quarter ended September 30, 2020 that indicated no impairment. Subsequent to completing our 2020 annual impairment test, no events or changes in circumstances were noted that required an interim goodwill impairment test. Note 1 — Business and Significant Accounting Policies and Note 3 — Goodwill and Intangible Assets in the Notes to Consolidated Financial Statements provide additional information regarding the Company’s goodwill and amortizable intangible assets.

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

A change in any of the terms or conditions of stock-based compensation awards is accounted for as a modification of the award. Incremental compensation cost is measured as the excess, if any, of the fair value of the modified award over the fair value of the original award immediately before its terms are modified, measured based on the fair value of the awards at the modification date. For vested awards, we recognize incremental compensation cost in the period the modification occurs. For unvested awards, we recognize any incremental compensation expense at the modification date or ratably over the requisite remaining service period, as appropriate. If the fair value of the modified award is lower than the fair value of the original award immediately before modification, the minimum compensation cost we recognize is the cost of the original award.

RESULTS OF OPERATIONS

Consolidated Results

The table below presents an analysis of selected line items and year-over-year changes in our Consolidated Statements of Operations for the years indicated (in thousands).

	Year Ended December 31, 2020	Year Ended December 31, 2019	Increase (Decrease)	Percentage Increase (Decrease)
Total revenues	$4,099,403	$4,245,321	$(145,918)	(3)%
Costs and expenses:
Cost of services and product development	1,345,024	1,550,568	(205,544)	(13)
Selling, general and administrative	2,038,963	2,103,424	(64,461)	(3)
Depreciation	93,925	82,066	11,859	14
Amortization of intangibles	125,059	129,713	(4,654)	(4)
Acquisition and integration charges	6,282	9,463	(3,181)	(34)
Operating income	490,150	370,087	120,063	32
Interest expense, net	(113,549)	(99,805)	13,744	14
Loss from divested operations	—	(2,075)	2,075	nm
Loss on extinguishment of debt	(44,814)	—	(44,814)	nm
Other (expense) income, net	(5,654)	7,532	(13,186)	>(100)
Less: Provision for income taxes	59,388	42,449	16,939	40
Net income	$266,745	$233,290	$33,455	14%
nm = not meaningful

Total revenues for 2020 were $4.1 billion, a decrease of $145.9 million, or 3% compared to 2019 both on a reported basis and excluding the foreign currency impact. The tables below present (i) revenues by geographic region (based on where the sale is fulfilled) and (ii) revenues by segment for the years indicated (in thousands).

Primary Geographic Market	Year Ended December 31, 2020	Year Ended December 31, 2019	Increase (Decrease)	Percentage Increase (Decrease)
United States and Canada	$2,637,824	$2,734,490	$(96,666)	(4)%
Europe, Middle East and Africa	966,273	996,004	(29,731)	(3)
Other International	495,306	514,827	(19,521)	(4)
Total revenues	$4,099,403	$4,245,321	$(145,918)	(3)%

Segment	Year Ended December 31, 2020	Year Ended December 31, 2019	Increase (Decrease)	Percentage Increase (Decrease)
Research	$3,602,892	$3,374,548	$228,344	7%
Conferences	120,140	476,869	(356,729)	(75)
Consulting	376,371	393,904	(17,533)	(4)
Total revenues	$4,099,403	$4,245,321	$(145,918)	(3)%

Refer to the section of this MD&A below entitled “Segment Results” for a discussion of revenues and results by segment.

Cost of services and product development was $1.3 billion in 2020, a decrease of $205.5 million compared to 2019, or 13% on both a reported basis and excluding the foreign currency impact. The decrease in Cost of services and product development was primarily due to decreased costs related to cancellations of conferences during fiscal year 2020 in response to the COVID-19 pandemic, lower travel and entertainment costs during the year as well as the implementation of various cost avoidance initiatives, which was partially offset by higher payroll and benefits costs. Cost of services and product development as a percent of revenues was 33% and 37% during 2020 and 2019, respectively.

Selling, general and administrative (“SG&A”) expense was $2.0 billion in 2020, a decrease of $64.5 million compared to 2019, or 3% on both a reported basis and excluding the foreign currency impact. The decrease in SG&A expense was primarily due to reduced internal meetings, travel and entertainment costs and corporate expenses, partially offset by higher payroll related expenses. There was a decrease in the number of quota-bearing sales associates in Global Technology Sales and Global Business Sales to 3,089 and 846, respectively, at December 31, 2020. On a combined basis, the total number of quota-bearing sales associates decreased by 5% when compared to December 31, 2019. SG&A expense as a percent of revenues was 50% during both 2020 and 2019.

Depreciation increased by 14% during 2020 compared to 2019. This increase was due to additional investments, including new leasehold improvements as additional office space went into service, and capitalized software.

Amortization of intangibles decreased by 4% during 2020 compared to 2019 due to certain intangible assets that became fully amortized in 2020 and 2019.

Acquisition and integration charges declined by $3.2 million during 2020 compared to 2019. This decrease was the result of the Company having completed one minor acquisition in late 2019 and no acquisitions in 2020.

Operating income was $490.2 million and $370.1 million during 2020 and 2019, respectively. The increase in operating income was due to reduced Cost of services and product development and SG&A expense, partially offset by lower revenue, primarily in our Conferences segment.

Interest expense, net increased by $13.7 million during 2020 compared to 2019. The increase was primarily due to higher weighted average annual effective rates related to the replacement of expired interest rate swaps with interest rate swaps containing higher effective interest rates in late 2019. Additionally, we wrote off $1.8 million of deferred financing fees related to the prepayment of $787.9 million on the Term Loan A facility under the 2016 Credit Agreement during the year ended December 31, 2020.

Loss from divested operations of $2.1 million in 2019 was primarily due to adjustments of certain working capital balances related to the Company’s 2018 divestitures. Note 2 — Acquisitions and Divestitures in the Notes to Consolidated Financial Statements provides additional information regarding the Company’s 2018 divestitures.

Loss on extinguishment of debt during the year ended December 31, 2020 was related to the early redemption premium and write-off of deferred financing fees on our redemption of the 2025 Notes on September 28, 2020.

Other (expense) income, net for the years presented herein included the net impact of foreign currency gains and losses from our hedging activities, as well as sales of certain state tax credits and the recognition of other tax incentives. Other (expense) income, net for the year ended December 31, 2020 also included the release of $10.3 million from Accumulated other comprehensive loss, net related to forecasted interest payments that were no longer probable on our interest rate swap contracts, due to the prepayment of $787.9 million under the Company’s Term Loan A facility and repayment of all amounts outstanding under our revolving credit facility on our 2016 Credit Agreement. During 2020, Other (expense) income, net also included a $2.2 million gain on de-designated interest rate swaps. During 2019, Other (expense) income, net also included a pretax gain of $9.1 million from the Company’s sale of a minority equity investment.

The provision for income taxes was $59.4 million and $42.4 million during 2020 and 2019, respectively, with an effective income tax rate of 18.2% in 2020 and 15.4% in 2019. The Company completed intercompany sales of certain intellectual property in both 2020 and 2019. As a result, the Company recorded net tax benefits of approximately $28.3 million and $38.1 million during 2020 and 2019, respectively. These benefits represent the value of future tax deductions for amortization of the assets in the acquiring jurisdiction. In July 2020, the Company completed an intercompany contribution of a significant amount of intellectual property. The Company’s intellectual property footprint continues to evolve and may result in tax rate volatility in the future. Note 12 — Income Taxes in the Notes to Consolidated Financial Statements provides additional information regarding the Company’s income taxes.

Net income was $266.7 million and $233.3 million during 2020 and 2019, respectively. Additionally, our diluted net income per share increased by $0.40 in 2020 compared to 2019. These year-over-year changes reflect: the increase in our 2020 operating income, partially offset by: (i) the loss on extinguishment of debt; (ii) higher Interest expense, net and Other (expense) income, net; and (iii) a higher effective income tax rate in 2020 compared to 2019.

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

The sections below present the results of the Company’s three reportable business segments.

Research

	As Of And For The Year Ended December 31, 2020	As Of And For The Year Ended December 31, 2019	Increase (Decrease)		Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$3,602,892	$3,374,548	$228,344		7%
Gross contribution (1)	$2,597,852	$2,351,720	$246,132		10%
Gross contribution margin	72%	70%	2	points	—
Business Measurements:
Global Technology Sales (2):
Contract value (1), (3)	$2,909,000	$2,801,000	$108,000		4%
Client retention	83%	82%	1	point	—
Wallet retention	98%	104%	(6)	points	—
Global Business Sales (2):
Contract value (1), (3)	$696,000	$649,000	$47,000		7%
Client retention	83%	82%	1	point	—
Wallet retention	101%	101%	—		—

(1)Dollars in thousands.
(2)Global Technology Sales includes sales to users and providers of technology. Global Business Sales includes sales to all other functional leaders.
(3)Contract values are on a foreign exchange neutral basis. Contract values as of December 31, 2019 have been calculated using the same foreign currency rates as 2020.

Research revenues increased by $228.3 million during 2020 compared to 2019, or 7% on both a reported basis and excluding the foreign currency impact. The gross contribution margin was 72% in 2020 compared to 70% in 2019. The increase in revenues during 2020 was primarily due to the same factors driving the trend in our Research contract value, which are discussed below. The improvement in margin was primarily due to the growth in revenue and a decline in travel and entertainment expenses due to COVID-19 travel restrictions.

Total contract value increased to $3.6 billion at December 31, 2020, or 4% compared to December 31, 2019 on a foreign currency neutral basis. Global Technology Sales (“GTS”) contract value increased by 4% at December 31, 2020 when compared to December 31, 2019. The increase in GTS contract value was due to new business from new and existing clients. By industry, GTS contract value growth was led by technology, retail and services. Global Business Sales (“GBS”) contract value increased by 7% year-over-year, also primarily driven by new business from new and existing clients. GBS contract value growth was led by the healthcare and technology industries. The sales, finance and human resources practices all recorded double-digit contract value growth for the year.

GTS client retention was 83% and 82% as of December 31, 2020 and 2019, respectively, while wallet retention was 98% and 104%, respectively. GBS client retention was 83% and 82% as of December 31, 2020 and 2019, respectively, while wallet retention was 101% as of both December 31, 2020 and 2019. The number of GTS client enterprises was flat at December 31, 2020 when compared to December 31, 2019, while GBS client enterprises declined by 9%.

Conferences

	As Of And For The Year Ended December 31, 2020	As Of And For The Year Ended December 31, 2019	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$120,140	$476,869	$(356,729)	(75)%
Gross contribution (1)	$57,302	$241,757	$(184,455)	(76)%
Gross contribution margin	48%	51%	(3) points	—
Business Measurements:
Number of destination conferences (2)	20	72	(52)	(72)%
Number of destination conferences attendees (2)	42,273	85,750	(43,477)	(51)%

(1)Dollars in thousands.
(2)Includes both virtual and in-person conferences. Single day, local meetings are excluded.

In response to the COVID-19 pandemic, we cancelled all in-person conferences from March 2020 through at least August 2021, and pivoted to producing virtual conferences with a focus on maximizing the value we deliver to our clients. During 2020, we successfully held 5 in-person conferences prior to the COVID-19 pandemic and 15 virtual conferences during the second half of the year. We began holding virtual Evanta conferences during the second quarter of 2020. Conferences revenues decreased by $356.7 million during 2020 compared to 2019, or 75% on both a reported basis and excluding the foreign currency impact. The segment gross contribution margin was 48% and 51% in 2020 and 2019, respectively. The lower gross contribution margin during 2020 was primarily due to the impact of COVID-19 noted above.

Consulting

	As Of And For The Year Ended December 31, 2020	As Of And For The Year Ended December 31, 2019	Increase (Decrease)		Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$376,371	$393,904		$(17,533)	(4)%
Gross contribution (1)	$115,744	$118,450		$(2,706)	(2)%
Gross contribution margin	31%	30%	1	point	—
Business Measurements:
Backlog (1), (2)	$100,300	$115,700		$(15,400)	(13)%
Average billable headcount	768	784	(16)		(2)%
Consultant utilization	61%	62%	(1)	point	—
Average annualized revenue per billable headcount (1)	$368	$373		$(5)	(1)%

(1)Dollars in thousands.
(2)Backlog is on a foreign currency neutral basis. Backlog as of December 31, 2019 has been calculated using the same foreign currency rates as 2020.

Consulting revenues decreased 4% during 2020 compared to 2019 on a reported basis and 5% excluding the foreign currency impact. The decrease in revenues on a reported basis was due to a 6% decrease in labor-based consulting, partially offset by a 3% increase in contract optimization. Contract optimization revenue may vary significantly and, as such, 2020 revenues may not be indicative of future results. The segment gross contribution margin was 31% and 30% in 2020 and 2019, respectively. The increase in gross contribution margin during 2020 was primarily due to benefits derived from certain cost-reduction initiatives, including a decline in travel and entertainment expenses due to COVID-19 travel restrictions.

Backlog decreased by $15.4 million, or 13%, from December 31, 2019 to December 31, 2020. The $100.3 million of backlog at December 31, 2020 represented approximately four months of backlog, which is in line with our operational target.

LIQUIDITY AND CAPITAL RESOURCES

We finance our operations through cash generated from our operating activities and borrowings. Note 6 — Debt in the Notes to Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations. At December 31, 2020, we had $712.6 million of cash and cash equivalents and approximately $1.0 billion of available borrowing capacity on the revolving credit facility under our 2020 Credit Agreement. We believe that the Company has adequate liquidity to meet its currently anticipated needs for at least the next twelve months. As a cautionary measure, we elected to suspend our share repurchase activity in March 2020. We resumed share repurchase activity in December 2020.

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

Our cash and cash equivalents are held in numerous locations throughout the world with 56% held overseas at December 31, 2020. The Company intends to reinvest substantially all of its accumulated undistributed foreign earnings, except in instances where repatriation would result in minimal additional tax. As a result of the U.S. Tax Cuts and Jobs Act of 2017, we believe that the income tax impact if such earnings were repatriated would be minimal.

The table below summarizes the changes in the Company’s cash balances for the years indicated (in thousands).

	Year Ended December 31,		Increase (Decrease)
	2020	2019
Cash provided by operating activities	$903,278	$565,436	$337,842
Cash used in investing activities	(83,888)	(160,885)	76,997
Cash used in financing activities	(416,224)	(285,992)	(130,232)
Net increase in cash and cash equivalents and restricted cash	403,166	118,559	284,607
Effects of exchange rates	28,581	3,614	24,967
Beginning cash and cash equivalents and restricted cash	280,836	158,663	122,173
Ending cash and cash equivalents	$712,583	$280,836	$431,747

Operating

Cash provided by operating activities was $903.3 million and $565.4 million in 2020 and 2019, respectively. The year-over-year increase was primarily due to (i) higher pre-tax income in 2020, (ii) improved collections, (iii) an increase in Accounts payable and accrued and other liabilities due to increased accrued payroll, fringe benefits and customer deposits and (iv) reduced income tax payments, offset by higher interest payments due to timing.

Investing

Cash used in investing activities was $83.9 million and $160.9 million in 2020 and 2019, respectively. The decrease from 2019 to 2020 was the result of reduced capital spending in response to the COVID-19 pandemic.

Financing

Cash used in financing activities was $416.2 million and $286.0 million in 2020 and 2019, respectively. During 2020, we repaid a net $148.0 million on our revolving credit facility under the 2016 Credit Agreement, paid a net $58.5 million in debt principal repayments, borrowed $5.0 million on our revolving credit facility under the 2020 Credit Agreement and used $176.3 million of cash for share repurchases. Additionally, we paid $25.8 million in deferred financing fees related to our financing activities and $30.8 million in early redemption premium payments related to the repayment of our 2025 Notes. Note 6 — Debt in the Notes to Consolidated Financial Statements provides additional information regarding the Company’s financing activities in 2020. During 2019, the Company borrowed $5.0 million, repaid a net $7.0 million on our revolving credit facility under the 2016 Credit Agreement, paid a net $102.6 million in debt principal repayments and used $199.0 million for share repurchases.

OBLIGATIONS AND COMMITMENTS

Debt

As of December 31, 2020, the Company had $2.0 billion of principal amount of debt outstanding. Note 6 — Debt in the Notes to Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations.

Off-Balance Sheet Arrangements

Through December 31, 2020, the Company has not entered into any material off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

Contractual Cash Commitments

The table below summarizes the Company’s future contractual cash commitments as of December 31, 2020 (in thousands).

Commitment Description	Due In Less Than 1 Year	Due In 2-3 Years	Due In 4-5 Years	Due In More Than 5 Years	Total
Debt – principal and interest (1)	$109,753	$244,849	$504,002	$1,863,749	$2,722,353
Operating leases (2)	149,032	272,638	240,866	569,316	1,231,852
Deferred compensation arrangements (3)	8,129	14,884	8,808	62,717	94,538
Other (4)	32,891	48,306	18,455	30,621	130,273
Totals	$299,805	$580,677	$772,131	$2,526,403	$4,179,016

(1)Principal repayments of the Company’s debt obligations were classified in the above table based on the contractual repayment dates. Interest payments were based on the effective interest rates as of December 31, 2020, including the effects of the Company’s interest rate swap contracts. Note 6 — Debt in the Notes to Consolidated Financial Statements provides information regarding the Company’s debt obligations and interest rate swap contracts.
(2)The Company leases various facilities, automobiles, computer equipment and other assets under non-cancelable operating lease agreements expiring between 2021 and 2038. The total commitment excludes approximately $325.4 million of estimated future cash receipts from the Company’s subleasing arrangements. Note 1 — Business and Significant Accounting Policies and Note 7 — Leases in the Notes to Consolidated Financial Statements provide additional information regarding the Company’s leases.
(3)The Company has supplemental deferred compensation arrangements with certain of its employees. Amounts payable with known payment dates have been classified in the above table based on those scheduled payment dates. Amounts payable whose payment dates are unknown have been included in the Due In More Than 5 Years category because the Company cannot determine when the amounts will be paid. Note 15 — Employee Benefits in the Notes to Consolidated Financial Statements provides additional information regarding the Company’s supplemental deferred compensation arrangements.
(4)Other includes: (i) contractual commitments (a) for software, telecom and other services and (b) to secure sites for our Conferences business; (ii) amounts due for share repurchase transactions that occurred in late December 2020 but were settled in cash in January 2021; and (iii) projected cash contributions to the Company’s defined benefit pension plans. Note 15 — Employee Benefits in the Notes to Consolidated Financial Statements provides additional information regarding the Company’s defined benefit pension plans.

In addition to the contractual cash commitments included in the above table, the Company has other payables and liabilities that may be legally enforceable but are not considered contractual commitments. Information regarding the Company’s payables and liabilities is included in Note 5 — Accounts Payable and Accrued and Other Liabilities in the Notes to Consolidated Financial Statements.

QUARTERLY FINANCIAL DATA

The tables below present our quarterly operating results for the two-year period ended December 31, 2020.

2020
(In thousands, except per share data)	First	Second	Third	Fourth
Revenues	$1,018,891	$973,135	$994,618	$1,112,759
Operating income	124,718	99,651	87,650	178,131
Net income (1), (2)	75,097	55,077	16,964	119,607
Net income per share (1), (2), (3):
Basic	$0.84	$0.62	$0.19	$1.34
Diluted	$0.83	$0.61	$0.19	$1.33

2019
(In thousands, except per share data)	First	Second	Third	Fourth
Revenues	$970,444	$1,070,882	$1,000,502	$1,203,493
Operating income	48,799	116,002	69,147	136,139
Net income (2)	20,795	103,406	41,388	67,701
Net income per share (2), (3):
Basic	$0.23	$1.15	$0.46	$0.76
Diluted	$0.23	$1.13	$0.46	$0.75

(1)In conjunction with the issuance of the 2030 Notes, the Company redeemed all of the 2025 Notes on September 28, 2020 for cash, and the Company recorded $30.8 million of charges for the early redemption premium and $14.0 million of charges for the write-off of deferred financing costs related to the 2025 Notes and the 2016 Credit Agreement, which were recorded in Loss on extinguishment of debt on the Consolidated Statements of Operations.
(2)During 2020 and 2019, the Company recorded a net tax benefit of approximately $28.3 million and $38.1 million, respectively, related to intercompany sales of certain intellectual property, which increased our basic and diluted net income per share by approximately $0.31 and $0.42 per share for the second quarter of 2020 a and 2019, respectively. Note 12 — Income Taxes in the Notes to Consolidated Financial Statements provides additional information regarding the tax impact of our intercompany sale of certain intellectual property.
(3)The aggregate of the four quarters’ basic and diluted net income per share may not equal the reported full calendar year amounts due to the effects of share repurchases, dilutive equity compensation and rounding.

RECENTLY ISSUED ACCOUNTING STANDARDS

The FASB has issued accounting standards that had not yet become effective as of December 31, 2020 and may impact the Company’s consolidated financial statements or its disclosures in future periods. Note 1 — Business and Significant Accounting Policies in the Notes to Consolidated Financial Statements provides information regarding those accounting standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK

As of December 31, 2020, the Company had $2.0 billion in total debt principal outstanding. Note 6 — Debt in the Notes to Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations.

Approximately $0.4 billion of the Company’s total debt outstanding as of December 31, 2020 was based on a floating base rate of interest, which potentially exposes the Company to increases in interest rates. However, we reduce our overall exposure to interest rate increases through our interest rate swap contracts, which effectively convert the floating base interest rates on all of our variable rate borrowings to fixed rates.

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

Translation risk arises as our foreign currency assets and liabilities are translated into U.S. dollars because the functional currencies of our foreign operations are generally denominated in the local currency. Adjustments resulting from the translation of these assets and liabilities are deferred and recorded as a component of stockholders’ equity. A measure of the potential impact of foreign currency translation can be determined through a sensitivity analysis of our cash and cash equivalents. At December 31, 2020, we had $712.6 million of cash and cash equivalents, with a substantial portion denominated in foreign currencies. If the exchange rates of the foreign currencies we hold all changed in comparison to the U.S. dollar by 10%, the amount of cash and cash equivalents we would have reported on December 31, 2020 could have increased or decreased by approximately $54 million. The translation of our foreign currency revenues and expenses historically has not had a material impact on our consolidated earnings because movements in and among the major currencies in which we operate tend to impact our revenues and expenses fairly equally. However, our earnings could be impacted during periods of significant exchange rate volatility, or when some or all of the major currencies in which we operate move in the same direction against the U.S. dollar.

Transaction risk arises when we enter into a transaction that is denominated in a currency that may differ from the local functional currency. As these transactions are translated into the local functional currency, a gain or loss may result, which is recorded in current period earnings. We typically enter into foreign currency forward exchange contracts to mitigate the effects of some of this foreign currency transaction risk. Our outstanding foreign currency forward exchange contracts as of December 31, 2020 had an immaterial net unrealized loss.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements for 2020, 2019 and 2018, together with the reports of KPMG LLP, our independent registered public accounting firm, are included herein in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Management conducted an evaluation, as of December 31, 2020, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed under the Exchange Act.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment was reviewed with the Audit Committee of the Board of Directors.

Based on its assessment of internal control over financial reporting, management has concluded that, as of December 31, 2020, Gartner’s internal control over financial reporting was effective. The effectiveness of management’s internal control over financial reporting as of December 31, 2020 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K in Part IV, Item 15.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required to be furnished pursuant to this item will be set forth under the captions “The Board of Directors,” “Proposal One: Election of Directors,” “Executive Officers,” “Corporate Governance,” “Delinquent Section 16(a) Reports” (if necessary) and “Proxy and Voting Information — Available Information” in the Company’s Proxy Statement to be filed with the SEC no later than April 30, 2021. If the Proxy Statement is not filed with the SEC by April 30, 2021, such information will be included in an amendment to this Annual Report filed by April 30, 2021. See also Item 1. Business — Available Information.

ITEM 11. EXECUTIVE COMPENSATION.

The information required to be furnished pursuant to this item is incorporated by reference from the information set forth under the captions “Compensation Discussion & Analysis,” “Compensation Tables and Narrative Disclosures,” “The Board of Directors - Compensation of Directors,” “The Board of Directors - Director Compensation Table,” “Corporate Governance - Risk Oversight - Risk Assessment of Compensation Policies and Practices,” and “Corporate Governance - Compensation Committee” in the Company’s Proxy Statement to be filed with the SEC no later than April 30, 2021. If the Proxy Statement is not filed with the SEC by April 30, 2021, such information will be included in an amendment to this Annual Report filed by April 30, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required to be furnished pursuant to this item will be set forth under the captions “Compensation Tables and Narrative Disclosures — Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement to be filed with the SEC by April 30, 2021. If the Proxy Statement is not filed with the SEC by April 30, 2021, such information will be included in an amendment to this Annual Report filed by April 30, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required to be furnished pursuant to this item will be set forth under the captions “Transactions With Related Persons” and “Corporate Governance — Director Independence” in the Company’s Proxy Statement to be filed with the SEC by April 30, 2021. If the Proxy Statement is not filed with the SEC by April 30, 2021, such information will be included in an amendment to this Annual Report filed by April 30, 2021.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required to be furnished pursuant to this item will be set forth under the caption “Proposal Three: Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement to be filed with the SEC no later than April 30, 2021. If the Proxy Statement is not filed with the SEC by April 30, 2021, such information will be included in an amendment to this Annual Report filed by April 30, 2021.

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

3. Exhibits

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
2.1(1)	Agreement and Plan of Merger by and among the Company, Cobra Acquisition Corp. and CEB Inc., dated as of January 5, 2017.

3.1(2)	Restated Certificate of Incorporation of the Company.

3.2(3)	By-laws of Gartner, Inc. (as amended through January 30, 2020).

4.1(2)	Form of Certificate for Common Stock as of June 2, 2005.

4.2(4)
Indenture (including form of Notes), dated as of June 22, 2020, among Gartner, Inc., the guarantors named therein and U.S. Bank National Association, as a trustee, relating to the $800,000,000 aggregate principal amount of 4.500% Senior Notes due 2028.

4.3(5)
Indenture (including form of Notes), dated as of September 28, 2020, among Gartner, Inc., the guarantors named therein and U.S. Bank National Association, as a trustee, relating to the $800,000,000 aggregate principal amount of 3.750% Senior Notes due 2030.

4.4(5)	Amended and Restated Credit Agreement, dated as of September 28, 2020, among Gartner, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

4.5(5)	Amended and Restated Guarantee and Collateral Agreement, dated as of September 28, 2020, among Gartner, Inc. each subsidiary guarantor party thereto and JPMorgan Chase Bank, N.A.

4.6(6)	Description of Gartner, Inc.’s Common Stock.

10.1(7)	Amended and Restated Lease dated April 16, 2010 between Soundview Farms and the Company for premises at 56 Top Gallant Road, 70 Gatehouse Road, and 88 Gatehouse Road, Stamford, Connecticut.

10.2(7)	First Amendment to Amended and Restated Lease dated April 16, 2010 between Soundview Farms and the Company for premises at 56 Top Gallant Road, 70 Gatehouse Road, and 88 Gatehouse Road, Stamford, Connecticut.

10.3(8)+	2011 Employee Stock Purchase Plan.

10.4(9)+	2003 Long-Term Incentive Plan, as amended and restated effective June 4, 2009.

10.5(10)+	Long-Term Incentive Plan, as amended and restated effective January 31, 2019.

10.6(10)+	Second Amended and Restated Employment Agreement between Eugene A. Hall and the Company dated as of February 14, 2019.

10.7(11)+	Company Deferred Compensation Plan, effective January 1, 2009.

10.8(12)+	Form of 2017 Restrictive Stock Unit Agreement for executive officers.

10.9(13)+	Form of 2018 Stock Appreciation Right Agreement for executive officers.

10.10(13)+	Form of 2018 Performance Stock Unit Agreement for executive officers.

10.11(10)+	Form of 2019 Stock Appreciation Right Agreement for executive officers.

10.12(10)+	Form of 2019 Performance Stock Unit Agreement for executive officers.

10.13(6)+	Form of 2020 Stock Appreciation Right Agreement for executive officers.

10.14(6)+	Form of 2020 Performance Stock Unit Agreement for executive officers.

10.15+*	Form of 2021 Stock Appreciation Right Agreement for executive officers.

10.16+*	Form of 2021 Performance Stock Unit Agreement for executive officers.

10.17(14)+	Form of Restricted Stock Unit Agreement for non-employee directors.

10.18(6)+	Enhanced Executive Rewards Policy.

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (see Signature Page).

31.1*	Certification of chief executive officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of chief financial officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification under Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

104*	Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101).

*	Filed with this document.
+	Management compensation plan or arrangement.
(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 5, 2017.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 6, 2005.
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 5, 2020.
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 23, 2020.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2020.
(6)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on February 19, 2020.
(7)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 9, 2010.
(8)	Incorporated by reference from the Company’s Proxy Statement (Schedule 14A) filed on April 18, 2011.
(9)	Incorporated by reference from the Company’s Proxy Statement (Schedule 14A) filed on April 21, 2009
(10)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on February 22, 2019.
(11)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on February 20, 2009.
(12)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on November 2, 2017
(13)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on May 8, 2018.
(14)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 1, 2018.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Gartner, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification (ASC) Topic 842, Leases.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of unrecognized tax benefits

As discussed in Notes 1 and 12 to the consolidated financial statements, the Company has recorded gross unrecognized tax benefits of $127.1 million as of December 31, 2020. As discussed in Note 1 to the consolidated financial statements, the Company recognizes the tax benefit from an uncertain tax position when it believes such positions are more likely than not of being sustained if challenged. Recognized tax positions are measured at the largest amount of benefit with greater than a 50 percent likelihood of being realized. The Company uses estimates and assumptions in determining the amount of unrecognized tax benefits.

We identified the assessment of unrecognized tax benefits related to transfer pricing and certain other intercompany transactions as a critical audit matter. Complex auditor judgment was required in evaluating the Company’s interpretation of tax law and its estimate of the ultimate resolution of its tax positions.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s unrecognized tax benefits process, including transfer pricing and certain other intercompany transactions. We involved tax and transfer pricing professionals with specialized skills and knowledge, who assisted in assessing unrecognized tax benefits by:

•evaluating the Company’s interpretation of tax laws and income tax consequences of intercompany transactions, including internal restructurings and intra-entity transfers of assets
•assessing transfer pricing practices for compliance with relevant tax laws and regulations
•analyzing the Company’s tax positions and determination of unrecognized tax benefits, including the associated effect in other jurisdictions
•inspecting settlements with applicable taxing authorities.

In addition, we evaluated the Company’s ability to estimate its unrecognized tax benefits by comparing historical unrecognized tax benefits to actual results upon conclusion of examinations by applicable taxing authorities.

/s/ KPMG LLP

We have served as the Company’s auditor since 1996.

New York, New York
February 24, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Gartner, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Gartner, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

New York, New York
February 24, 2021

GARTNER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$712,583	$280,836
Fees receivable, net of allowances of $10,000 and $8,000, respectively	1,241,508	1,326,012
Deferred commissions	259,755	265,867
Prepaid expenses and other current assets	109,212	146,026
Total current assets	2,323,058	2,018,741
Property, equipment and leasehold improvements, net	336,765	344,579
Operating lease right-of-use assets	647,283	702,916
Goodwill	2,945,547	2,937,726
Intangible assets, net	806,998	925,087
Other assets	256,316	222,245
Total Assets	$7,315,967	$7,151,294
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$952,431	$788,796
Deferred revenues	1,974,548	1,928,020
Current portion of long-term debt	20,515	139,718
Total current liabilities	2,947,494	2,856,534
Long-term debt, net of deferred financing fees	1,958,286	2,043,888
Operating lease liabilities	780,166	832,533
Other liabilities	539,593	479,746
Total Liabilities	6,225,539	6,212,701
Stockholders’ Equity:
Preferred stock:
$0.01 par value, authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock:
$0.0005 par value, 250,000,000 shares authorized; 163,602,067 shares issued for both periods	82	82
Additional paid-in capital	1,968,930	1,899,273
Accumulated other comprehensive loss, net	(99,228)	(77,938)
Accumulated earnings	2,255,467	1,988,722
Treasury stock, at cost, 74,759,985 and 74,444,288 common shares, respectively	(3,034,823)	(2,871,546)
Total Stockholders’ Equity	1,090,428	938,593
Total Liabilities and Stockholders’ Equity	$7,315,967	$7,151,294

See Notes to Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Research	$3,602,892	$3,374,548	$3,105,764
Conferences	120,140	476,869	410,461
Consulting	376,371	393,904	353,667
Other	—	—	105,562
Total revenues	4,099,403	4,245,321	3,975,454
Costs and expenses:
Cost of services and product development	1,345,024	1,550,568	1,468,800
Selling, general and administrative	2,038,963	2,103,424	1,884,141
Depreciation	93,925	82,066	68,592
Amortization of intangibles	125,059	129,713	187,009
Acquisition and integration charges	6,282	9,463	107,197
Total costs and expenses	3,609,253	3,875,234	3,715,739
Operating income	490,150	370,087	259,715
Interest income	2,087	3,026	2,566
Interest expense	(115,636)	(102,831)	(126,774)
(Loss) gain from divested operations	—	(2,075)	45,447
Loss on extinguishment of debt	(44,814)	—	—
Other (expense) income, net	(5,654)	7,532	167
Income before income taxes	326,133	275,739	181,121
Provision for income taxes	59,388	42,449	58,665
Net income	$266,745	$233,290	$122,456

Net income per share:
Basic	$2.99	$2.60	$1.35
Diluted	$2.96	$2.56	$1.33
Weighted average shares outstanding:
Basic	89,315	89,817	90,827
Diluted	90,017	90,971	92,122

See Notes to Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)

	Year Ended December 31,
	2020	2019	2018
Net income	$266,745	$233,290	$122,456
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	10,375	4,169	(31,245)
Interest rate swaps - net change in deferred gain or loss	(30,940)	(39,394)	(10,844)
Pension plans - net change in deferred actuarial gain or loss	(725)	(2,846)	123
Other comprehensive (loss) income, net of tax	(21,290)	(38,071)	(41,966)
Comprehensive income	$245,455	$195,219	$80,490

See Notes to Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income, Net	Accumulated Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2017	$82	$1,761,383	$1,508	$1,647,284	$(2,426,792)	$983,465
Adoption of ASU No. 2018-02	—	—	591	(591)	—	—
Adoption of ASU No. 2016-16	—	—	—	(13,717)	—	(13,717)
Net income	—	—	—	122,456	—	122,456
Other comprehensive loss	—	—	(41,966)	—	—	(41,966)
Issuances under stock plans	—	(3,845)	—	—	14,026	10,181
Common share repurchases	—	—	—	—	(275,834)	(275,834)
Stock-based compensation expense	—	66,172	—	—	—	66,172
Balance at December 31, 2018	82	1,823,710	(39,867)	1,755,432	(2,688,600)	850,757
Net income	—	—	—	233,290	—	233,290
Other comprehensive loss	—	—	(38,071)	—	—	(38,071)
Issuances under stock plans	—	6,555	—	—	11,094	17,649
Common share repurchases	—	—	—	—	(194,040)	(194,040)
Stock-based compensation expense	—	69,008	—	—	—	69,008
Balance at December 31, 2019	82	1,899,273	(77,938)	1,988,722	(2,871,546)	938,593
Net income	—	—	—	266,745	—	266,745
Other comprehensive loss	—	—	(21,290)	—	—	(21,290)
Issuances under stock plans	—	7,117	—	—	11,026	18,143
Common share repurchases	—	—	—	—	(174,303)	(174,303)
Stock-based compensation expense	—	62,540	—	—	—	62,540
Balance at December 31, 2020	$82	$1,968,930	$(99,228)	$2,255,467	$(3,034,823)	$1,090,428

See Notes to Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended December 31,
	2020	2019	2018
Operating activities:
Net income	$266,745	$233,290	$122,456
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	218,984	211,779	255,601
Stock-based compensation expense	62,540	69,008	66,172
Deferred taxes	(53,190)	(55,787)	1,524
Loss (gain) from divested operations	—	2,075	(45,447)
Loss on extinguishment of debt	44,814	—	—
Gain on sale of an equity security	—	(9,120)	—
Reduction in the carrying amount of operating lease right-of-use assets	81,851	86,466	—
Amortization and write-off of deferred financing fees	8,424	6,497	13,815
Amortization of deferred swap losses from de-designation	10,320	—	—
Gain on de-designated swaps	(2,157)	—	—
Changes in assets and liabilities, net of acquisitions and divestitures:
Fees receivable, net	99,409	(66,729)	(115,003)
Deferred commissions	8,656	(30,315)	(31,247)
Prepaid expenses and other current assets	37,895	18,985	(50,551)
Other assets	(8,950)	(27,303)	11,456
Deferred revenues	15,998	181,203	187,147
Accounts payable and accrued and other liabilities	111,939	(54,613)	55,235
Cash provided by operating activities	903,278	565,436	471,158
Investing activities:
Additions to property, equipment and leasehold improvements	(83,888)	(149,016)	(126,873)
Acquisitions - cash paid (net of cash acquired)	—	(25,989)	(15,855)
Divestitures - cash received (net of cash transferred)	—	—	526,779
Proceeds from the sale of an equity security	—	14,120	—
Cash (used in) provided by investing activities	(83,888)	(160,885)	384,051
Financing activities:
Proceeds from employee stock purchase plan	18,085	17,629	14,689
Proceeds from borrowings	2,000,000	5,000	—
Early redemption premium payment	(30,752)	—	—
Payments for deferred financing fees	(25,786)	—	—
Proceeds from revolving credit facility	332,000	309,000	248,000
Payments on revolving credit facility	(475,000)	(316,000)	(688,000)
Payments on borrowings	(2,058,469)	(102,579)	(570,972)
Purchases of treasury stock	(176,302)	(199,042)	(260,832)
Cash used in financing activities	(416,224)	(285,992)	(1,257,115)
Net increase (decrease) in cash and cash equivalents and restricted cash	403,166	118,559	(401,906)
Effects of exchange rates on cash and cash equivalents and restricted cash	28,581	3,614	(6,489)
Cash and cash equivalents and restricted cash, beginning of year	280,836	158,663	567,058
Cash and cash equivalents and restricted cash, end of year	$712,583	$280,836	$158,663

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest	$112,249	$102,298	$117,500
Income taxes, net of refunds received	$33,921	$119,156	$95,800

See Notes to Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Business and Significant Accounting Policies

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

During 2018, the Company divested all of the non-core businesses that comprised its Other segment and moved a small residual product from the Other segment into the Research business and, as a result, no operating activity has been recorded in the Other segment in 2019 or 2020. Note 2 — Acquisitions and Divestitures provides additional information regarding the Company’s 2018 divestitures.

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

The fiscal year of Gartner is the twelve-month period from January 1 through December 31. All references to 2020, 2019 and 2018 herein refer to the fiscal year unless otherwise indicated. When used in these notes, the terms “Gartner,” the “Company,” “we,” “us” or “our” refer to Gartner, Inc. and its consolidated subsidiaries.

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

Business acquisitions. The Company accounts for business acquisitions in accordance with the acquisition method of accounting as prescribed by FASB ASC Topic 805, Business Combinations. The acquisition method of accounting requires the Company to record the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with certain exceptions. Any excess of the consideration transferred over the estimated fair value of the net assets acquired, including identifiable intangible assets, is recorded as goodwill. Under the acquisition method, the operating results of acquired companies are included in the Company’s Consolidated Financial Statements beginning on the date of acquisition. The Company completed business acquisitions in 2019. Note 2 — Acquisitions and Divestitures provides additional information regarding those business acquisitions.
The determination of the fair values of intangible and other assets acquired in an acquisition requires management judgment and the consideration of a number of factors, including the historical financial performance of acquired businesses and their projected future performance, and estimates surrounding customer turnover, as well as assumptions regarding the level of competition and the costs necessary to reproduce certain assets. Establishing the useful lives of intangible assets also requires management judgment and the evaluation of a number of factors, including the expected use of an asset, historical client retention rates, consumer awareness and trade name history, as well as any contractual provisions that could limit or extend an asset’s useful life.

Charges that are directly related to the Company’s acquisitions are expensed as incurred and classified as Acquisition and integration charges in the Consolidated Statements of Operations. Note 2 — Acquisitions and Divestitures provides additional information regarding the Company’s Acquisition and integration charges.

Revenue recognition. On January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers. The Company’s revenue by significant source is accounted for as follows:

•Research revenues are mainly derived from subscription contracts for research products. The related revenues are deferred and recognized ratably over the applicable contract term. Fees derived from assisting organizations in selecting the right business software for their needs are recognized when the leads are provided to vendors.

•Conferences revenues are deferred and recognized upon the completion of the related conference or meeting.

•Consulting revenues are principally generated from fixed fee and time and materials engagements. Revenues from fixed fee contracts are recognized as the Company works to satisfy our performance obligations. Revenues from time and materials engagements are recognized as work is delivered and/or services are provided. Revenues related to contract optimization engagements are contingent in nature and are only recognized upon satisfaction of all conditions related to their payment.

The majority of the Company’s Research contracts are billable upon signing, absent special terms granted on a limited basis from time to time. Research contracts are generally non-cancelable and non-refundable, except for government contracts that may have cancellation or fiscal funding clauses. It is the Company’s policy to record the amount of a subscription contract that is billable as a fee receivable at the time the contract is signed with a corresponding amount as deferred revenue because the contract represents a legally enforceable claim.

Note 9 — Revenue and Related Matters provides additional information regarding the Company’s business and revenues.

Allowance for losses. On January 1, 2020 , the Company adopted ASU No. 2016-13, Financial Instruments—Credit Losses. Prior to January 1, 2020, the Company recognized the allowance for losses on bad debts in accordance with then-existing U.S. GAAP under FASB ASC Topic 310, Receivables. Information regarding the Company’s accounting for credit losses, including our adoption of the new accounting standard, is provided below under the heading “Adoption of new accounting standards”.

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

Stock-based compensation expense. The Company accounts for stock-based compensation awards in accordance with FASB ASC Topics 505 and 718 and SEC Staff Accounting Bulletins No. 107 and No. 110. Stock-based compensation expense for equity awards is based on the fair value of the award on the date of grant. The Company recognizes stock-based compensation expense over the period that the related service is performed, which is generally the same as the vesting period of the underlying award. Forfeitures are recognized as they occur. A change in any of the terms or conditions of stock-based compensation awards is accounted for as a modification of the award. Incremental compensation cost is measured as the excess, if any, of the fair value of the modified award over the fair value of the original award immediately before its terms are modified, measured based on the fair value of the awards at the modification date. For vested awards, the Company recognizes incremental compensation cost in the period the modification occurs. For unvested awards, the Company recognizes any incremental compensation expense at the modification date or ratably over the requisite remaining service period, as appropriate. If the fair value of the modified award is lower than the fair value of the original award immediately before modification, the minimum compensation cost the Company recognizes is the cost of the original award. Note 10 — Stock-Based Compensation provides additional information regarding the Company’s stock-based compensation activity.

Other (expense) income, net. During 2019, the Company sold a minority equity investment for $14.1 million in cash and recognized a pretax gain of $9.1 million that was recorded in Other (expense) income, net in the Consolidated Statements of Operations.

Income taxes. The Company uses the asset and liability method of accounting for income taxes. We estimate our income taxes in each of the jurisdictions where we operate. This process involves estimating our current tax expense or benefit together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. When assessing the realizability of deferred tax assets, we consider if it is more likely than not that some or all of the deferred tax assets will not be realized. In making this assessment, we consider the availability of loss carryforwards, projected reversals of deferred tax liabilities, projected future taxable income, and ongoing prudent and feasible tax planning strategies. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained based on the technical merits of the position. Recognized tax positions are measured at the largest amount of benefit with greater than a 50% likelihood of being realized. The Company uses estimates in determining the amount of unrecognized tax benefits associated with uncertain tax positions. Significant judgment is required in evaluating tax law and measuring the benefits likely to be realized. Uncertain tax positions are periodically re-evaluated and adjusted as more information about their ultimate realization becomes available. Note 12 — Income Taxes provides additional information regarding the Company’s income taxes.

On April 1, 2018, the Company early adopted ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU No. 2018-02”). ASU No. 2018-02 provides an entity with the option to reclassify to retained earnings the tax effects from items that have been stranded in accumulated other comprehensive income as a result of the U.S. Tax Cuts and Jobs Act of 2017 (the “Act”). Gartner elected to early adopt ASU No. 2018-02 as of the beginning of the second quarter of 2018, which resulted in a reclassification of $0.6 million of stranded tax amounts related to the Act from Accumulated other comprehensive (loss) income, net to Accumulated earnings. ASU No. 2018-02 had no impact on the Company’s operating results in 2020, 2019 or 2018.

On January 1, 2018, the Company adopted ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (“ASU No. 2016-16”). ASU No. 2016-16 accelerates the recognition of taxes on certain intra-entity transactions. U.S. GAAP previously required deferral of the income tax implications of an intercompany sale of assets until the assets were sold to a third party or recovered through use. Under ASU No. 2016-16, a seller’s tax effects and a buyer’s deferred taxes on asset transfers are immediately recognized upon a sale. Pursuant to the transition rules in ASU No. 2016-16, any taxes attributable to pre-2018 intra-entity transfers that were previously deferred should be accelerated and recorded to accumulated earnings on the date of adoption. As a result, certain of the Company’s balance sheet income tax accounts pertaining to pre-2018 intra-entity transfers, which aggregated $13.7 million, were reversed against accumulated earnings on January 1, 2018. Additionally, in accordance with the new requirements of ASU No. 2016-16, the Company recorded income tax benefits of approximately (i) $28.3 million and $38.1 million in 2020 and 2019, respectively, from intercompany sales of certain intellectual property and (ii) $6.8 million in 2018 related to intra-entity transfers upon the merger of certain foreign subsidiaries. In the future, there could be a material impact from ASU No. 2016-16, depending on the nature, size and tax consequences of intra-entity transfers, if any.

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

U.S. GAAP requires that amounts generally described as restricted cash and restricted cash equivalents be presented with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on an entity’s statement of cash flows. Below is a table presenting the beginning-of-period and end-of-period cash amounts from the

Company’s Consolidated Balance Sheets and the total cash amounts presented in the Consolidated Statements of Cash Flows (in thousands).

	December 31,
	2020	2019	2018	2017
Cash and cash equivalents	$712,583	$280,836	$156,368	$538,908
Restricted cash classified in (1), (2):
Prepaid expenses and other current assets	—	—	2,295	15,148
Other assets	—	—	—	3,002
Cash classified as held-for-sale (3)	—	—	—	10,000
Cash and cash equivalents and restricted cash per the Consolidated Statements of Cash Flows	$712,583	$280,836	$158,663	$567,058

(1)Restricted cash consists of escrow accounts established in connection with certain of the Company’s business acquisitions. Generally, such cash is restricted to use due to provisions contained in the underlying stock or asset purchase agreement. The Company will disburse the restricted cash to the sellers of the businesses upon satisfaction of any contingencies described in such agreements (e.g., potential indemnification claims, etc.).
(2)Restricted cash is recorded in Prepaid expenses and other current assets and Other assets in the Company’s Consolidated Balance Sheets with the short-term or long-term classification dependent on the projected timing of disbursements to the sellers.
(3)Represents cash classified as a held-for-sale asset for the CEB Talent Assessment business, which was divested in 2018. Note 2 — Acquisitions and Divestitures provides additional information regarding the Company’s 2018 divestitures.

Leases. On January 1, 2019, the Company adopted ASC 842, Leases using a modified retrospective approach. ASC 842 significantly changed the accounting for leases because a right-of-use model is now used whereby a lessee must record a right-of-use asset and a related lease liability on its balance sheet for most of its leases. Under ASC 842, leases are classified as either operating or finance arrangements, with such classification affecting the pattern of expense recognition in an entity’s income statement. For operating leases, ASC 842 requires recognition in an entity’s income statement of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis.

Prior to January 1, 2019, the Company recognized lease expense in accordance with then-existing U.S. GAAP under FASB ASC Topic 840, Leases (“ASC Topic 840”). Although there were significant changes to the Company’s leasing policies and procedures effective January 1, 2019 with the adoption of ASC 842, the lease expense recognition patterns under ASC Topic 842 in 2020 and 2019 and ASC Topic 840 in 2018 were substantively the same. As required by the new lease standard, the Company’s disclosures regarding its leasing activities have been significantly expanded to enable users of our Consolidated Financial Statements to assess the amount, timing and uncertainty of cash flows related to leases. Information regarding our adoption of ASC 842 and its impact on the Company’s Consolidated Financial Statements and related disclosures is provided at Note 7 — Leases.

Property, equipment and leasehold improvements. Equipment, leasehold improvements and other fixed assets owned by the Company are recorded at cost less accumulated depreciation and amortization. Fixed assets, other than leasehold improvements, are depreciated using the straight-line method over the estimated useful life of the underlying asset. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the improvement or the remaining term of the related lease. Depreciation and amortization expense for fixed assets was $93.9 million, $82.1 million and $68.6 million in 2020, 2019 and 2018, respectively. Property, equipment and leasehold improvements, net are presented in the table below (in thousands).

	Useful Life	December 31,
Category	(Years)	2020	2019
Computer equipment and software	2-7	$277,973	$256,451
Furniture and equipment	3-8	114,622	104,370
Leasehold improvements	2-15	283,773	275,114
Total cost		676,368	635,935
Less — accumulated depreciation and amortization		(339,603)	(291,356)
Property, equipment and leasehold improvements, net		$336,765	$344,579

The Company incurs costs to develop internal-use software used in its operations. Certain of those costs that meet the criteria in FASB ASC Topic 350, Intangibles - Goodwill and Other are capitalized and amortized over future periods. Net capitalized internal-use software development costs were $58.2 million and $55.7 million at December 31, 2020 and 2019, respectively, and are included in Computer equipment and software in the table above. Amortization expense for capitalized internal-use software development costs, which is included with Depreciation in the Consolidated Statements of Operations, totaled $28.9 million, $20.0 million and $13.2 million in 2020, 2019 and 2018, respectively.

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

Our most recent annual impairment test of goodwill was a qualitative analysis conducted during the quarter ended September 30, 2020 that indicated no impairment. Subsequent to completing our 2020 annual impairment test, no events or changes in circumstances were noted that required an interim goodwill impairment test. Note 3 — Goodwill and Intangible Assets provides additional information regarding the Company’s goodwill.

Finite-lived intangible assets. The Company has finite-lived intangible assets that are amortized using the straight-line method over the expected useful life of the underlying asset. Note 3 — Goodwill and Intangible Assets provides additional information regarding the Company’s finite-lived intangible assets.

Impairment of long-lived assets. The Company’s long-lived assets primarily consist of intangible assets other than goodwill and property, equipment and leasehold improvements. The Company reviews its long-lived asset groups for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or an asset group may not be recoverable. Such evaluation may be based on a number of factors, including current and projected operating results and cash flows, and changes in management’s strategic direction as well as external economic and market factors. The Company evaluates the recoverability of assets and asset groups by determining whether their carrying values can be recovered through undiscounted future operating cash flows. If events or circumstances indicate that the carrying values might not be recoverable based on undiscounted future operating cash flows, an impairment loss may be recognized. The amount of impairment is measured based on the difference between the projected discounted future operating cash flows, using a discount rate reflecting the Company’s average cost of funds, and the carrying value of the asset or asset group. The Company did not record any impairment charges for long-lived assets or asset groups during the three-year period ended December 31, 2020.

Pension obligations. The Company has defined benefit pension plans at several of its international locations. Benefits earned and paid under those plans are generally based on years of service and level of employee compensation. The Company’s defined benefit pension plans are accounted for in accordance with FASB ASC Topics 715 and 960. The Company determines the periodic pension expense and related liabilities for its defined benefit pension plans through actuarial assumptions and valuations. The service cost component of pension expense is recorded as SG&A expense and all other components of pension expense are recorded as Other (expense) income, net in the Consolidated Statements of Operations. Note 15 — Employee Benefits provides additional information regarding the Company’s defined benefit pension plans.

Debt. The Company presents amounts borrowed in the Consolidated Balance Sheets, net of deferred financing fees. Interest accrued on amounts borrowed is recorded as Interest expense in the Consolidated Statements of Operations. Note 6 — Debt  provides additional information regarding the Company’s debt arrangements.

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

Currency transaction gains or losses arising from transactions denominated in currencies other than the functional currency of a subsidiary are recognized in results of operations as part of Other (expense) income, net in the Consolidated Statements of Operations. The Company had net currency transaction gains (losses) of $12.5 million, $(1.1) million and $9.2 million in 2020, 2019 and 2018, respectively. The Company enters into foreign currency forward exchange contracts to mitigate the effects of adverse fluctuations in foreign currency exchange rates on certain transactions. Those contracts generally have short durations and are recorded at fair value with both realized and unrealized gains and losses recorded in Other (expense) income, net. The net loss from foreign currency forward exchange contracts was $14.1 million, $2.5 million and $10.4 million in 2020, 2019 and 2018, respectively. Note 13 — Derivatives and Hedging provides additional information regarding the Company’s foreign currency forward exchange contracts.

Fair value disclosures. The Company has a limited number of assets and liabilities that are adjusted to fair value at each balance sheet date. The Company’s required fair value disclosures are provided at Note 14 — Fair Value Disclosures.

Concentrations of credit risk. Assets that may subject the Company to concentration of credit risk consist primarily of short-term, highly liquid investments classified as cash equivalents, fees receivable, contract assets, interest rate swaps and a pension reinsurance asset. The majority of the Company’s cash equivalent investments and its interest rate swap contracts are with investment grade commercial banks. Fees receivable and contract asset balances deemed to be collectible from customers have limited concentration of credit risk due to our diverse customer base and geographic dispersion. The Company’s pension reinsurance asset (see Note 15 — Employee Benefits) is maintained with a large international insurance company that was rated investment grade as of December 31, 2020 and 2019.

Stock repurchase programs. The Company records the cost to repurchase shares of its own common stock as treasury stock. Shares repurchased by the Company are added to treasury shares and are not retired. Note 8 — Stockholders’ Equity provides additional information regarding the Company’s common stock repurchase activity.

Adoption of new accounting standards. The Company adopted the accounting standards described below during 2020.

Implementation Costs in a Cloud Computing Arrangement — In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU No. 2018-15”). ASU No. 2018-15 aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Costs that are capitalized under ASU No. 2018-15 will be expensed over the term of the cloud computing arrangement. Gartner adopted ASU No. 2018-15 on January 1, 2020 on a prospective basis. The adoption of ASU No. 2018-15 did not have a material impact on the Company’s Consolidated Financial Statements.

Fair Value Measurement Disclosures — In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU No. 2018-13”). ASU No. 2018-13, which is part of the FASB’s broader disclosure framework project, modified and supplemented the previous U.S. GAAP disclosure requirements pertaining to fair value measurements, with an emphasis on Level 3 disclosures of the valuation hierarchy. Gartner adopted ASU No. 2018-13 on January 1, 2020. The adoption of ASU No. 2018-13 did not have a material impact on the Company’s Consolidated Financial Statements.

Goodwill Impairment — In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other - Simplifying the Test for Goodwill Impairment (“ASU No. 2017-04”). ASU No. 2017-04 simplified the determination of the amount of goodwill to be potentially charged off by eliminating Step 2 of the goodwill impairment test under previous U.S. GAAP. Gartner adopted ASU No. 2017-04 on January 1, 2020. The adoption of ASU No. 2017-04 did not have a material impact on the Company’s Consolidated Financial Statements.

Financial Instrument Credit Losses — In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (“ASU No. 2016-13”). ASU No. 2016-13 amended the previous financial instrument impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. Gartner adopted ASU No. 2016-13 on January 1, 2020 with no cumulative effect adjustment to the Company’s opening retained earnings. The Company applied the expected credit loss model to its fees receivable balance on January 1, 2020 using a historical loss rate method. The Company’s trade receivables are collected fairly quickly and its credit losses have historically been low. The adoption of ASU No. 2016-13 did not have a material impact on the Company’s Consolidated Financial Statements.

Defined Benefit Plan Disclosures — In August 2018, the FASB issued ASU No. 2018-14, Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU No. 2018-14”). ASU No. 2018-14, which is part of the FASB’s broader disclosure framework project, modified and supplemented the previous U.S. GAAP annual disclosure requirements for employers that sponsor defined benefit pension plans. Gartner adopted ASU No. 2018-14 on December 31, 2020 on a retroactive basis and applied to each comparative period presented in the Company’s Consolidated Financial Statements. The adoption of ASU No. 2018-14 did not have a material impact on the Company’s Consolidated Financial Statements.

Accounting standards issued but not yet adopted. The FASB has issued accounting standards that had not yet become effective as of December 31, 2020 and may impact the Company’s Consolidated Financial Statements or related disclosures in future periods. Those standards and their potential impact are discussed below.

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

Accounting standard effective in 2021

Simplifying the Accounting for Income Taxes — In December 2019, the FASB issued ASU No. 2019-12, Income Taxes—Simplifying the Accounting for Income Taxes (“ASU No. 2019-12”). ASU No. 2019-12 provides new guidance to simplify the accounting for income taxes in certain areas, changes the accounting for select income tax transactions and makes minor ASC improvements. Gartner adopted ASU No. 2019-12 on January 1, 2021. The Company has concluded that ASU No. 2019-12 will not have a material impact on its Consolidated Financial Statements upon adoption.

Note 2 — Acquisitions and Divestitures

Acquisitions

Year Ended December 31, 2019

On October 1, 2019, the Company acquired 100% of the outstanding membership interests of TOPO Research LLC (“TOPO”), a privately-held company based in Redwood City, California, for $25.0 million. TOPO is a subscription-based research and advisory business. The acquisition of TOPO expanded our market presence, product offerings and other business opportunities.

For cash flow reporting purposes, the Company paid $23.7 million in cash for TOPO after considering the cash acquired with the business and certain other purchase price adjustments at closing. In addition to the purchase price, the Company may also be required to pay up to $6.5 million in cash in the future based on the continuing employment of certain key employees. Such amount is recognized as compensation expense over two years and reported in Acquisition and integration charges in the Consolidated Statements of Operations.

The table below summarizes the allocation of the aggregate purchase price for the TOPO acquisition based on the fair value of the assets acquired and liabilities assumed (in thousands).

Assets:
Cash	$1,281
Fees receivable	1,402
Prepaid expenses and other assets	166
Goodwill (1)	19,293
Finite-lived intangible assets (2)	5,250
Total assets acquired	27,392
Total liabilities assumed (primarily deferred revenues)	2,417
Net assets acquired	$24,975

(1)We believe that the recorded goodwill is supported by the anticipated synergies resulting from the acquisition. All of the recorded goodwill is expected to be deductible for tax purposes.
(2)The acquired finite-lived intangible assets primarily consisted of customer relationships and content, which are being amortized over 6 years and 1.5 years, respectively. To determine the fair values of the acquired intangible assets, we primarily relied on income valuation methodologies, in particular, discounted cash flow models.

The operating results of the acquired TOPO business and the related goodwill are being reported as part of the Company’s Research and Conferences segments. The operating results of TOPO have been included in the Company’s Consolidated Financial Statements since the date of acquisition; however, such operating results were not material to the Company’s consolidated operating results and segment results. Had the Company acquired TOPO in prior periods, the impact on the Company’s operating results would not have been material and, as a result, pro forma financial information for prior periods has not been presented herein.

During 2019, the Company also paid $2.3 million of restricted cash for deferred consideration from a 2017 acquisition.

Year Ended December 31, 2018

Although the Company did not complete any business acquisitions during 2018, it paid $15.9 million of restricted cash during that year for deferred consideration from a 2017 acquisition.

Acquisition and Integration Charges

The Company recognized $6.3 million, $9.5 million and $107.2 million of Acquisition and integration charges during 2020, 2019 and 2018, respectively. Acquisition and integration charges reflect additional costs and expenses resulting from our acquisitions and include, among other items, professional fees, severance and stock-based compensation charges. During 2018, the charges included $58.3 million of exit costs for certain acquisition-related office space in Arlington, Virginia that the Company did not occupy.

Divestitures

During 2018, the Company completed the divestitures of all three of the non-core businesses comprising its Other segment, all of which were acquired in the CEB acquisition from 2017. Revenue from those divested operations was approximately $97.3 million 2018, while the gross contribution was $60.5 million. The Company used the cash proceeds from these divestitures to pay down debt.

Additional information regarding the Other segment divestitures is provided below.

CEB Challenger training business

On August 31, 2018, the Company sold its CEB Challenger training business for $119.1 million and realized approximately $116.0 million in cash, which was net of working capital adjustments and certain closing costs. The Company recorded a pretax gain on the sale of approximately $8.3 million.

CEB Workforce Survey and Analytics business

On May 1, 2018, the Company sold its CEB Workforce Survey and Analytics business for $28.0 million and realized approximately $26.4 million in cash, which was net of certain closing costs. The Company recorded a pretax gain on the sale of approximately $8.8 million.

CEB Talent Assessment business

On April 3, 2018, the Company sold its CEB Talent Assessment business for $403.0 million and realized approximately $375.8 million in cash from the sale, which was net of cash transferred with the business and certain closing costs. The Company recorded a pretax gain of approximately $15.5 million on the sale.

Other asset sales

During 2018, the Company also received $8.6 million in cash proceeds as well as other consideration and recorded a net pretax gain of approximately $12.8 million from the sale of certain non-core assets originally acquired in the CEB transaction. These amounts include the sale of a small Research segment product called Metrics That Matter on October 31, 2018.

Note 3 — Goodwill and Intangible Assets

Goodwill. The table below presents changes to the carrying amount of goodwill by segment during the two-year period ended December 31, 2020 (in thousands).

	Research	Conferences	Consulting	Total
Balance at December 31, 2018	$2,638,418	$187,654	$97,064	$2,923,136
Additions due to an acquisition (1)	17,557	1,736	—	19,293
Foreign currency translation impact	(4,915)	251	(39)	(4,703)
Balance at December 31, 2019	2,651,060	189,641	97,025	2,937,726
Foreign currency translation impact	13,672	(5,550)	(301)	7,821
Balance at December 31, 2020	$2,664,732	$184,091	$96,724	$2,945,547

(1)The 2019 additions are due to the acquisition of TOPO. See Note 2 — Acquisitions and Divestitures for additional information.

Finite-lived intangible assets. Changes in finite-lived intangible assets during the two-year period ended December 31, 2020 are presented in the tables below (in thousands).

December 31, 2020	Customer Relationships	Software	Content	Other	Total
Gross cost at December 31, 2019	$1,145,109	$111,033	$14,140	$30,838	$1,301,120
Intangible assets fully amortized	(2,394)	(787)	(9,929)	(20,152)	(33,262)
Foreign currency translation impact	11,495	351	(246)	(72)	11,528
Gross cost	1,154,210	110,597	3,965	10,614	1,279,386
Accumulated amortization (2)	(381,776)	(83,320)	(3,595)	(3,697)	(472,388)
Balance at December 31, 2020	$772,434	$27,277	$370	$6,917	$806,998

December 31, 2019	Customer Relationships	Software	Content	Other	Total
Gross cost at December 31, 2018	$1,131,656	$110,701	$98,842	$51,662	$1,392,861
Additions due to an acquisition (1)	3,600		1,200	450	5,250
Intangible assets fully amortized	—	—	(85,900)	(21,358)	(107,258)
Foreign currency translation impact	9,853	332	(2)	84	10,267
Gross cost	1,145,109	111,033	14,140	30,838	1,301,120
Accumulated amortization (2)	(283,369)	(61,564)	(11,225)	(19,875)	(376,033)
Balance at December 31, 2019	$861,740	$49,469	$2,915	$10,963	$925,087

(1)The 2019 additions are due to the acquisition of TOPO. See Note 2 — Acquisitions and Divestitures for additional information.
(2)Finite-lived intangible assets are amortized using the straight-line method over the following periods: Customer relationships—3 to 13 years; Software—2 to 7 years; Content—2 to 3 years; and Other —2 to 11 years.

Amortization expense related to finite-lived intangible assets was $125.1 million, $129.7 million and $187.0 million in 2020, 2019 and 2018, respectively. The estimated future amortization expense by year for finite-lived intangible assets is presented in the table below (in thousands).

2021	$105,940
2022	96,065
2023	96,050
2024	90,718
2025	82,049
2026 and thereafter	336,176
$806,998

Note 4 — Other Assets

The Company’s other assets are summarized in the table below (in thousands).

	December 31,
	2020	2019
Benefit plan-related assets	$98,536	$84,600
Non-current deferred tax assets	103,559	79,618
Other	54,221	58,027
Total other assets	$256,316	$222,245

Note 5 — Accounts Payable and Accrued and Other Liabilities

The Company’s Accounts payable and accrued liabilities are summarized in the table below (in thousands).

	December 31,
	2020	2019
Accounts payable	$38,588	$32,995
Payroll and employee benefits payable	189,557	165,449
Severance and retention bonus payable	26,476	24,281
Bonus payable	224,763	192,100
Commissions payable	130,306	142,499
Income tax payable	29,550	7,878
VAT payable	58,496	31,438
Current portion of operating lease liabilities	83,995	76,516
Current portion of interest rate swap contracts at fair value (1)	34,886	—
Other accrued liabilities	135,814	115,640
Total accounts payable and accrued liabilities	$952,431	$788,796

(1)See Note 14 — Fair Value Disclosures for the determination of the fair values of these instruments.

The Company’s Other liabilities are summarized in the table below (in thousands).

	December 31,
	2020	2019
Non-current deferred revenues	$26,754	$24,409
Long-term taxes payable	86,751	63,565
Benefit plan-related liabilities	128,199	108,615
Non-current deferred tax liabilities	173,233	189,814
Other, including long-term portion of fair value of interest rate swap contracts	124,656	93,343
Total other liabilities	$539,593	$479,746

Note 6 — Debt

The Company’s total outstanding borrowings are summarized in the table below (in thousands).

	December 31,
Description	2020	2019
2020 Credit Agreement - Term loan facility (1)	$395,000	$—
2020 Credit Agreement - Revolving credit facility (1), (2)	5,000	—
2016 Credit Agreement - Term Loan A facility	—	1,252,969
2016 Credit Agreement - Revolving credit facility	—	148,000
2025 Notes	—	800,000
2028 Notes (3)	800,000	—
2030 Notes (4)	800,000	—
Other (5)	6,046	6,545
Principal amount outstanding (6)	2,006,046	2,207,514
Less: deferred financing fees (7)	(27,245)	(23,908)
Net balance sheet carrying amount	$1,978,801	$2,183,606

(1)The contractual annualized interest rate as of December 31, 2020 on the 2020 Credit Agreement Term loan facility and the revolving credit facility was 1.56%, which consisted of a floating Eurodollar base rate of 0.1875% plus a margin of

1.375%. However, the Company has interest rate swap contracts that effectively convert the floating Eurodollar base rates on outstanding amounts to a fixed base rate.
(2)The Company had approximately $1.0 billion of available borrowing capacity on the 2020 Credit Agreement revolver (not including the expansion feature) as of December 31, 2020.
(3)Consists of 800.0 million principal amount of 2028 Notes outstanding. The 2028 Notes bear interest at a fixed rate of 4.50% and mature on July 1, 2028.
(4)Consists of 800.0 million principal amount of 2030 Notes outstanding. The 2030 Notes bear interest at a fixed rate of 3.75% and mature on October 1, 2030.
(5)Consists of two State of Connecticut economic development loans. One of the loans originated in 2012, has a 10-year maturity and the outstanding balance of $1.0 million as of December 31, 2020 bears interest at a fixed rate of 3.00%. The second loan, originated in 2019, has a 10-year maturity and bears interest at a fixed rate of 1.75%. Both of these loans may be repaid at any time by the Company without penalty.
(6)The weighted average annual effective rate on the Company’s outstanding debt for 2020, including the effects of its interest rate swaps discussed below, was 4.75%.
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

In conjunction with the issuance of the 2030 Notes, the Company redeemed all of the 2025 Notes on September 28, 2020 for cash, and the Company recorded $30.8 million of charges for the early redemption premium and $14.0 million of charges for the write-off of deferred financing costs related to the 2025 Notes and the 2016 Credit Agreement, which are recorded in Loss on extinguishment of debt on the Consolidated Statements of Operations.

Interest Rate Swaps

As of December 31, 2020, the Company had four fixed-for-floating interest rate swap contracts with a total notional value of $1.4 billion that mature through 2025. Prior to June 30, 2020, the Company designated the swaps as accounting hedges of the forecasted interest payments on its variable-rate borrowings. The Company pays base fixed rates on these swaps ranging from 2.13% to 3.04% and in return receives a floating Eurodollar base rate on 30-day notional borrowings.

Prior to the repayment of all amounts outstanding under the 2016 Credit Agreement revolving credit facility and the prepayment of $787.9 million under the Term Loan A facility on June 30, 2020, the Company accounted for its interest rate swap contracts as cash flow hedges in accordance with FASB ASC Topic 815. Because the swaps hedged forecasted interest payments, changes in the fair values of the swaps were recorded in Accumulated other comprehensive income (loss), a component of stockholders’ equity, as long as the swaps continued to be highly effective hedges of the designated interest rate risk. Any ineffective portion of a change in the fair value of a hedge was recorded in earnings. Upon the prepayment of $787.9 million under the Company’s Term Loan A facility and repayment of all amounts outstanding under the 2016 Credit Agreement revolving credit facility, the Company determined that it was probable that forecasted interest payments on $200.0 million of variable rate debt would not occur. Additionally, as the variable rate debt under the Term Loan A facility was replaced by $800.0 million of fixed rate debt under the 2028 Notes, the Company de-designated all of its interest rate swaps. As a result, the Company accelerated the release of $10.3 million from Accumulated other comprehensive loss, net related to the forecasted interest payments that were no longer probable. The loss was recorded in Other income (expense), net on the Consolidated Statement of Operations for the year ended December 31, 2020. The remaining $104.0 million as of December 31, 2020 is classified within Accumulated other comprehensive loss, net and will be amortized into Interest expense, net over the terms of the hedged forecasted interest payments. Subsequent changes to fair value of the interest rate swaps are recorded in Other income (expense), net. The interest rate swaps had negative unrealized fair values (liabilities) of $109.2 million and $64.8 million as of December 31, 2020 and December 31, 2019, respectively, of which $78.1 million and $47.2 million were recorded in Accumulated other comprehensive loss, net of tax effect, as of December 31, 2020 and December 31, 2019, respectively. See Note 11 — Fair Value Disclosures for the determination of the fair values of Company’s interest rate swaps.

Note 7 — Leases

The Company’s leasing activities are primarily for facilities under cancelable and non-cancelable lease agreements expiring during 2021 and through 2038. These facilities support our executive and administrative activities, research and consulting, sales, systems support, operations, and other functions. The Company also has leases for office equipment and other assets, which are not significant. Certain of the Company’s lease agreements include (i) renewal options to extend the lease term for up to ten years and/or (ii) options to terminate the agreement within one year. Additionally, certain of the Company’s lease agreements provide standard recurring escalations of lease payments for, among other things, increases in a lessor’s maintenance costs and taxes. Under some lease agreements, the Company may be entitled to allowances, free rent, lessor-financed tenant improvements and other incentives. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

Lease Accounting under ASC 842

Under ASC 842, a lease is a contract or an agreement, or a part of another arrangement, between two or more parties that, at its inception, creates enforceable rights and obligations that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration.

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
All of our existing sublease arrangements have been classified as operating leases with sublease income recognized on a straight-line basis over the term of the sublease arrangement. To measure the Company’s periodic sublease income, we elected to use a practical expedient under ASC 842 to aggregate nonlease components with the related lease components when (i) the timing and pattern of transfer for the nonlease components and the related lease components are the same and (ii) the lease components, if accounted for separately, would be classified as an operating lease. This practical expedient applies to all of our existing sublease arrangements.
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
On the Consolidated Balance Sheet as of December 31, 2020 and 2019, right-of-use assets are classified and reported in Operating lease right-of-use assets, and the related lease liabilities are included in Accounts payable and accrued liabilities (current) and Operating lease liabilities (long-term). On the Consolidated Statement of Cash Flows for 2020 and 2019, the reduction in the carrying amount of right-of-use assets is presented separately and the change in operating lease liabilities is included under Accounts payable and accrued and other liabilities in the reconciliation of net income to cash provided by operating activities.
All of the Company’s leasing and subleasing activity for 2020 and 2019 was recognized in Selling, general and administrative expense in the Consolidated Statements of Operations. The table below presents the Company’s net lease cost and certain other information related to our leasing activities as of and for the years ended December 31, 2020 and 2019 (dollars in thousands).

	Year Ended December 31,
Description	2020	2019
Operating lease cost (1)	$140,829	$144,727
Variable lease cost (2)	17,463	16,404
Sublease income	(38,925)	(38,901)
Total lease cost, net (3)	$119,367	$122,230

Cash paid for amounts included in the measurement of operating lease liabilities	$137,790	$135,799
Cash receipts from sublease arrangements	$38,565	$34,441
Right-of-use assets obtained in exchange for new operating lease liabilities	$27,258	$136,997

As of December 31,	2020	2019
Weighted average remaining lease term for operating leases (in years)	9.6	10.2
Weighted average discount rate for operating leases	6.6%	6.7%

(1)Included in operating lease cost was $42.2 million and $43.2 million of costs for subleasing activities during 2020 and 2019, respectively.
(2)These amounts are primarily variable lease and nonlease costs that were not fixed at the lease commencement date or are dependent on something other than an index or a rate.
(3)The Company did not capitalize any operating lease costs during 2020 or 2019.

As of December 31, 2020, the (i) maturities of operating lease liabilities under non-cancelable arrangements and (ii) estimated future sublease cash receipts from non-cancelable arrangements were as follows (in thousands):

	Operating	Sublease
	Lease	Cash
Period ending December 31,	Payments	Receipts
2021	$138,403	$44,446
2022	133,854	47,965
2023	130,627	48,909
2024	120,092	40,629
2025	115,279	40,989
Thereafter	549,496	102,510
Total future minimum operating lease payments and estimated sublease cash receipts (1)	1,187,751	$325,448
Imputed interest	(323,590)
Total operating lease liabilities per the Consolidated Balance Sheet	$864,161

(1)Approximately 80% of the operating lease payments pertain to properties in the United States.

The table below indicates where the discounted operating lease payments from the above table are classified in the Consolidated Balance Sheet (in thousands).

	December 31,
Description	2020	2019
Accounts payable and accrued liabilities	$83,995	$76,516
Operating lease liabilities	780,166	832,533
Total operating lease liabilities per the Consolidated Balance Sheet	$864,161	$909,049

As of December 31, 2020, the Company had additional operating leases for facilities that have not yet commenced. These operating leases, which aggregated $29.1 million of undiscounted lease payments, are scheduled to commence during 2021 with lease terms of up to thirteen years.

Lease Disclosures Under ASC Topic 840

The Company’s operating lease expense under ASC Topic 840 for its facilities, office equipment and other assets was $93.5 million in 2018. The cost of such operating leases, including any contractual rent increases, rent concessions and landlord incentives, was recognized ratably over the life of the related lease agreement.

Note 8 — Stockholders’ Equity

Common stock. Holders of Gartner’s common stock, par value $0.0005 per share, are entitled to one vote per share on all matters to be voted by stockholders. The Company does not currently pay cash dividends on its common stock. Also, our 2020 Credit Agreement contains a negative covenant that may limit our ability to pay dividends. The table below summarizes transactions relating to the Company’s common stock for the three years ended December 31, 2020.

	Issued Shares	Treasury Stock Shares
Balance at December 31, 2017	163,602,067	72,779,205
Issuances under stock plans	—	(933,246)
Purchases for treasury (1), (2)	—	2,054,018
Balance at December 31, 2018	163,602,067	73,899,977
Issuances under stock plans	—	(825,115)
Purchases for treasury (1), (2)	—	1,369,426
Balance at December 31, 2019	163,602,067	74,444,288
Issuances under stock plans	—	(820,065)
Purchases for treasury (1), (2)	—	1,135,762
Balance at December 31, 2020	163,602,067	74,759,985

(1)The Company used a total of $176.3 million, $199.0 million and $260.8 million in cash for share repurchases during 2020, 2019 and 2018, respectively.
(2)The number of shares repurchased in all periods presented above included those that were settled in January of the following year due to timing.

Share repurchase authorization. In 2015, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $1.2 billion of its common stock, of which $0.6 billion remained available as of December 31, 2020. The Company may repurchase its common stock from time-to-time in amounts, at prices and in the manner that the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended), accelerated share repurchases, private transactions or other transactions and will be funded by cash on hand and borrowings. See Note 19 — Subsequent Events for a discussion regarding an increase in the Company’s share repurchase authorization.

Accumulated Other Comprehensive Income (Loss), net (“AOCI/L”)

The tables below provide information about the changes in AOCI/L by component and the related amounts reclassified out of AOCI/L to income during the years indicated (net of tax, in thousands) (1).

Year Ended December 31, 2020

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance - December 31, 2019	$(47,164)	$(8,584)	$(22,190)	$(77,938)
Other comprehensive income (loss) activity during the year:
Change in AOCI/L before reclassifications to income	(56,862)	(1,057)	10,375	(47,544)
Reclassifications from AOCI/L to income (2), (3)	25,922	332	—	26,254
Other comprehensive income (loss) for the year	(30,940)	(725)	10,375	(21,290)
Balance - December 31, 2020	$(78,104)	$(9,309)	$(11,815)	$(99,228)

Year Ended December 31, 2019

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance - December 31, 2018	$(7,770)	$(5,738)	$(26,359)	$(39,867)
Other comprehensive income (loss) activity during the year:
Change in AOCI/L before reclassifications to income	(36,949)	(3,011)	4,169	(35,791)
Reclassifications from AOCI/L to income (2), (3)	(2,445)	165	—	(2,280)
Other comprehensive income (loss) for the year	(39,394)	(2,846)	4,169	(38,071)
Balance - December 31, 2019	$(47,164)	$(8,584)	$(22,190)	$(77,938)

(1) Amounts in parentheses represent debits (deferred losses).
(2) $24.9 million and $(3.4) million of the reclassifications related to interest rate swaps (cash flow hedges) were recorded in Interest expense, net, for the year ended December 31, 2020 and 2019, respectively. $10.3 million of the reclassifications related to interest rate swaps (cash flow hedges) were recorded in Other (expense) income, net for the year ended December 31, 2020. See Note 6 — Debt and Note 13 — Derivatives and Hedging for information regarding the cash flow hedges.
(3) The reclassifications related to defined benefit pension plans were primarily recorded in Selling, general and administrative expense, net of tax effect. See Note 15 — Employee Benefits for information regarding the Company’s defined benefit pension plans.

The estimated net amount of the existing losses on the Company’s interest rate swaps that are reported in Accumulated other comprehensive loss, net at December 31, 2020 that is expected to be reclassified into earnings within the next 12 months is $29.1 million.

Note 9 — Revenue and Related Matters

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

Research revenues are mainly derived from subscription contracts for research products, representing approximately 92% of the segment’s revenue. The related revenues are deferred and recognized ratably over the applicable contract term (i.e., as we provide services over the contract period). Fees derived from assisting organizations in selecting the right business software for their needs are recognized at a point in time (i.e., when the lead is provided to the vendor).

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
The Company defers certain costs directly related to specific conferences and meetings and expenses those costs in the period during which the related activity occurs. The Company’s policy is to defer only those costs that are incremental and directly attributable to a specific activity, primarily prepaid site and production services costs. Other costs of organizing and producing our conference activities, primarily Company personnel and non-conference specific expenses, are expensed in the period incurred.

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

Disaggregated Revenue

Our disaggregated revenue by reportable segment is presented in the tables below for the years indicated (in thousands).

By Primary Geographic Market (1), (2)

Year Ended December 31, 2020

Primary Geographic Market	Research	Conferences	Consulting	Total
United States and Canada	$2,339,482	$75,024	$223,318	$2,637,824
Europe, Middle East and Africa	826,752	28,108	111,413	966,273
Other International	436,658	17,008	41,640	495,306
Total revenues	$3,602,892	$120,140	$376,371	$4,099,403

Year Ended December 31, 2019

Primary Geographic Market	Research	Conferences	Consulting	Total
United States and Canada	$2,199,008	$295,857	$239,625	$2,734,490
Europe, Middle East and Africa	751,267	122,591	122,146	996,004
Other International	424,273	58,421	32,133	514,827
Total revenues	$3,374,548	$476,869	$393,904	$4,245,321

Year Ended December 31, 2018

Primary Geographic Market	Research	Conferences	Consulting	Other	Total
United States and Canada	$1,994,016	$256,219	$205,874	$58,843	$2,514,952
Europe, Middle East and Africa	737,129	105,909	119,258	38,194	1,000,490
Other International	374,619	48,333	28,535	8,525	460,012
Total revenues	$3,105,764	$410,461	$353,667	$105,562	$3,975,454

(1)Revenue is reported based on where the sale is fulfilled.
(2)During 2018, the Company divested all of the non-core businesses that comprised its Other segment and moved a small residual product from the Other segment into the Research business and, as a result, no operating activity has been recorded in the Other segment in 2019 or 2020. Note 2 — Acquisitions and Divestitures provides additional information regarding the Company’s 2018 divestitures.

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

By Timing of Revenue Recognition (1)

Year Ended December 31, 2020

Timing of Revenue Recognition	Research	Conferences	Consulting	Total
Transferred over time (2)	$3,313,111	$—	$296,546	$3,609,657
Transferred at a point in time (3)	289,781	120,140	79,825	489,746
Total revenues	$3,602,892	$120,140	$376,371	$4,099,403

Year Ended December 31, 2019

Timing of Revenue Recognition	Research	Conferences	Consulting	Total
Transferred over time (2)	$3,083,936	$—	$316,042	$3,399,978
Transferred at a point in time (3)	290,612	476,869	77,862	845,343
Total revenues	$3,374,548	$476,869	$393,904	$4,245,321

Year Ended December 31, 2018

Timing of Revenue Recognition	Research	Conferences	Consulting	Other	Total
Transferred over time (2)	$2,851,176	$—	$294,397	$86,667	$3,232,240
Transferred at a point in time (3)	254,588	410,461	59,270	18,895	743,214
Total revenues	$3,105,764	$410,461	$353,667	$105,562	$3,975,454

(1)During 2018, the Company divested all of the non-core businesses that comprised its Other segment and moved a small residual product from the Other segment into the Research business and, as a result, no operating activity has been recorded in the Other segment in 2019 or 2020. Note 2 — Acquisitions and Divestitures provides additional information regarding the Company’s 2018 divestitures.
(2)Research revenues were recognized in connection with performance obligations that were satisfied over time using a time-elapsed output method to measure progress. Consulting revenues were recognized over time using labor hours as an input measurement basis. During 2018, Other revenues were recognized using either a time-elapsed output method, performance-based milestone approach or labor hours, depending on the nature of the underlying customer contract.
(3)The revenues in this category were recognized in connection with performance obligations that were satisfied at the point in time that the contractual deliverables were provided to the customer.

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

For customer contracts that are greater than one year in duration, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2020 was approximately $2.7 billion. The Company expects to recognize $1,605.6 million, $881.0 million and $179.5 million of this revenue (most of which pertains to Research) during the year ending December 31, 2021, the year ending December 31, 2022 and thereafter, respectively. The Company applies a practical expedient allowed in ASC 606 and, accordingly, it does not disclose such performance obligation information for customer contracts that have original durations of one year or less. Our performance obligations for contracts meeting this ASC 606 disclosure exclusion primarily include: (i) stand-ready services under Research subscription contracts; (ii) holding conferences and meetings where attendees and exhibitors can participate; and (iii) providing customized Consulting solutions for clients under fixed fee and time and materials engagements. The remaining duration of these performance obligations is generally less than one year, which aligns with the period that the parties have enforceable rights and obligations under the affected contracts.

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

	December 31,
	2020	2019
Assets:
Fees receivable, gross (1)	$1,251,508	$1,334,012
Contract assets recorded in Prepaid expenses and other current assets (2)	$14,440	$21,350
Contract liabilities:
Deferred revenues (current liability) (3)	$1,974,548	$1,928,020
Non-current deferred revenues recorded in Other liabilities (3)	26,754	24,409
Total contract liabilities	$2,001,302	$1,952,429

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

The Company recognized revenue of $1,494.0 million, $1,436.9 million and $1,287.8 million during 2020, 2019 and 2018 respectively, which was attributable to deferred revenues that were recorded at the beginning of each such year. Those amounts primarily consisted of (i) Research revenues and, in 2018, Other revenues that were recognized ratably as control of the goods or services passed to the customer and (ii) Conferences revenue pertaining to conferences and meetings that occurred during the reporting periods. During 2020, 2019 and 2018, the Company did not record any material impairments related to its contract assets. The Company does not typically recognize revenue from performance obligations satisfied in prior periods.

Revenue Reserve

The Company maintains a revenue reserve for amounts deemed to be uncollectible for reasons other than bad debt. The revenue reserve is classified as part of Accounts payable and accrued liabilities on the Consolidated Balance Sheet. Provisions to the revenue reserve are recorded as adjustments to revenue.

When determining the amount of the revenue reserve, the Company uses an expected-value method that is based on current estimates and a portfolio of data from its historical experience. Due to the common characteristics and similar attributes of our customers and contracts, which provide relevant and predictive evidence about our projected future liability, an expected-value method is reasonable and appropriate. However, the determination of the revenue reserve is inherently judgmental and requires the use of certain estimates. Changes in estimates are recorded in the period that they are identified. As of December 31, 2020 and 2019, the revenue reserve balance was $10.0 million and $7.8 million, respectively, and adjustments to the account in both 2020 and 2019 were not significant.

Costs of Obtaining and Fulfilling a Customer Contract

When the Company concludes that a liability should be recognized for the costs of obtaining a customer contract and determines how such liability should be measured, certain commissions are capitalized as a recoverable direct incremental cost of obtaining the underlying contract. No other amounts are capitalized as a cost of obtaining or fulfilling a customer contract because no expenditures have been identified that meet the requisite capitalization criteria. For Research and Consulting, we amortize deferred commissions on a systematic basis that aligns with the transfer to our customers of the services to which the commissions relate. For Conferences, deferred commissions are expensed during the period when the related conference or meeting occurs.

During 2020, 2019 and 2018, deferred commission amortization expense was $440.5 million, $369.5 million and $304.8 million, respectively, and was included in Selling, general and administrative expense in the Consolidated Statements of Operations. The Company classifies Deferred commissions as a current asset on the Consolidated Balance Sheets at both December 31, 2020 and 2019 because those costs were, or will be, amortized over the twelve months following the respective balance sheet dates. The Company did not record any material impairments of its deferred commissions during the three-year period ended December 31, 2020.

Note 10 — Stock-Based Compensation

The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company currently awards stock-settled stock appreciation rights, service-based and performance-based restricted stock units, and common stock equivalents. As of December 31, 2020, the Company had 4.4 million shares of its common stock, par value $0.0005 per share, (the “Common Stock”) available for stock-based compensation awards under its 2014 Long-Term Incentive Plan (the “Plan”). Currently, the Company issues treasury shares upon the exercise, release or settlement of stock-based compensation awards.

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

Award type	2020	2019	2018
Stock appreciation rights	$7.8	$6.7	$6.3
Restricted stock units	54.1	61.6	59.2
Common stock equivalents	0.7	0.7	0.7
Total (1)	$62.6	$69.0	$66.2

Expense category line item	2020	2019	2018
Cost of services and product development	$29.7	$29.1	$28.1
Selling, general and administrative	32.9	39.4	36.2
Acquisition and integration charges (2)	—	0.5	1.9
Total (1)	$62.6	$69.0	$66.2

(1)Includes charges of $17.9 million, $21.5 million and $19.4 million during 2020, 2019 and 2018, respectively, for awards to retirement-eligible employees. Those awards vest on an accelerated basis.
(2)These charges are the result of (i) the acceleration of the vesting of certain restricted stock units related to the CEB acquisition from 2017 and (ii) restricted stock units granted in connection with the CEB integration process.

As of December 31, 2020, the Company had $84.6 million of total unrecognized stock-based compensation cost, which is expected to be expensed over the remaining weighted average service period of approximately 2.4 years.

Stock-Based Compensation Awards

The disclosures presented below provide information regarding the Company’s stock-based compensation awards, all of which have been classified as equity awards in accordance with FASB ASC Topic 505.

Stock Appreciation Rights

Stock-settled stock appreciation rights (“SARs”) permit the holder to participate in the appreciation of the value of the Common Stock. After the applicable vesting criteria have been satisfied, SARs are settled in shares of Common Stock upon exercise by the employee. SARs vest ratably over a four-year service period and expire seven years from the date of grant. The fair value of a SARs award is recognized as compensation expense on a straight-line basis over four years. SARs have only been awarded to the Company’s executive officers.

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

The table below summarizes changes in SARs outstanding during the year ended December 31, 2020.

	Units of SARs (in millions)	Per Share Weighted Average Exercise Price	Per Share Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2019	1.2	$104.05	$23.18	4.21
Granted	0.2	154.31	34.92	6.10
Forfeited	(0.1)	110.85	26.17	n/a
Exercised	(0.3)	78.63	16.89	n/a
Outstanding at December 31, 2020 (1) (2)	1.0	$123.59	$27.76	4.37
Vested and exercisable at December 31, 2020 (2)	0.5	$104.97	$23.30	3.38

n/a = not applicable
(1)As of December 31, 2020, 0.5 million of the total SARs outstanding were unvested. The Company expects that substantially all of those unvested awards will vest in future periods.
(2)As of December 31, 2020, the total SARs outstanding had an intrinsic value of $38.4 million. On such date, SARs vested and exercisable had an intrinsic value of $25.0 million.

The fair value of a SARs award is determined on the date of grant using the Black-Scholes-Merton valuation model with the following weighted average assumptions for the years ended December 31:

	2020	2019	2018
Expected dividend yield (1)	—%	—%	—%
Expected stock price volatility (2)	23%	21%	21%
Risk-free interest rate (3)	1.5%	2.5%	2.5%
Expected life in years (4)	4.68	4.59	4.52

(1)The expected dividend yield assumption was based on both the Company’s historical and anticipated dividend payouts. Historically, the Company has not paid cash dividends on its Common Stock.
(2)The determination of expected stock price volatility was based on both historical Common Stock prices and implied volatility from publicly traded options in the Common Stock.
(3)The risk-free interest rate was based on the yield of a U.S. Treasury security with a maturity similar to the expected life of the award.

(4)The expected life represents the Company’s estimate of the weighted average period of time the SARs are expected to be outstanding (that is, the period between the service inception date and the expected exercise date).

Restricted Stock Units

Restricted stock units (“RSUs”) give the awardee the right to receive shares of Common Stock when the vesting conditions are met and certain restrictions lapse. Each RSU that vests entitles the awardee to one share of Common Stock. RSU awardees do not have any of the rights of a Gartner stockholder, including voting rights and the right to receive dividends and distributions, until the shares are released. The fair value of an RSU award is determined on the date of grant based on the closing price of the Common Stock as reported on the New York Stock Exchange on that date. Service-based RSUs vest ratably over four years and are expensed on a straight-line basis over the vesting period. Performance-based RSUs are subject to the satisfaction of both performance and service conditions, vest ratably over four years and are expensed on an accelerated basis over the vesting period.

The table below summarizes the changes in RSUs outstanding during the year ended December 31, 2020.

	Units of RSUs (in millions)	Per Share Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	1.3	$118.89
Granted (1)	0.5	152.17
Vested and released	(0.5)	111.62
Forfeited	(0.1)	132.31
Outstanding at December 31, 2020 (2) (3)	1.2	$136.09

(1)The 0.5 million of RSUs granted during 2020 consisted of 0.2 million of performance-based RSUs awarded to executives and 0.3 million of service-based RSUs awarded to non-executive employees and non-management board members. The performance-based awards include RSUs in final adjustments of 2019 grants and approximately 0.1 million of RSUs representing the target amount of the grant for 2020 that is tied to an increase in Gartner’s total contract value for such year. The number of performance-based RSUs for 2020 that holders could receive ranged from 0% to 200% of the target amount based on the extent to which the corresponding performance goals have been achieved and subject to certain other conditions. Any adjustments in the number of performance-based RSUs under the 2020 grant will be made in 2021. See Note 19 — Subsequent Events regarding a PSU discretionary award.
(2)The Company expects that substantially all of the RSUs outstanding will vest in future periods.
(3)As of December 31, 2020, the weighted average remaining contractual term of the RSUs outstanding was approximately 1.1 years.

Common Stock Equivalents

Common stock equivalents (“CSEs”) are convertible into Common Stock. Each CSE entitles the holder to one share of Common Stock. Members of our Board of Directors receive their directors’ fees in CSEs unless they opt to receive up to 50% of those fees in cash. Generally, CSEs have no defined term and are converted into shares of Common Stock when service as a director terminates unless the director has elected an accelerated release. The fair value of a CSE award is determined on the date of grant based on the closing price of the Common Stock as reported on the New York Stock Exchange on that date. CSEs vest immediately and, as a result, they are recorded as expense on the date of grant.

The table below summarizes the changes in CSEs outstanding during the year ended December 31, 2020.

	Units of CSEs	Per Share Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	111,341	$26.99
Granted	5,781	120.01
Converted to shares of Common Stock upon grant	(3,582)	119.71
Outstanding at December 31, 2020	113,540	$28.80

Employee Stock Purchase Plan
The Company has an employee stock purchase plan (the “ESP Plan”) wherein eligible employees are permitted to purchase shares of Common Stock through payroll deductions, which may not exceed 10% of an employee’s compensation, or $23,750 in any calendar year, at a price equal to 95% of the closing price of the Common Stock as reported on the New York Stock Exchange at the end of each offering period. As of December 31, 2020, the Company had 0.4 million shares available for purchase under the ESP Plan. The ESP Plan is considered non-compensatory under FASB ASC Topic 718 and, as a result, the Company does not record stock-based compensation expense for employee share purchases. The Company received $18.1 million, $17.6 million and $14.7 million in cash from employee share purchases under the ESP Plan during 2020, 2019 and 2018, respectively.

Note 11 — Computation of Earnings Per Share
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

	2020	2019	2018
Numerator:
Net income used for calculating basic and diluted income per common share	$266,745	$233,290	$122,456
Denominator:
Weighted average common shares used in the calculation of basic income per share	89,315	89,817	90,827
Common stock equivalents associated with stock-based compensation plans	702	1,154	1,295
Shares used in the calculation of diluted income per share	90,017	90,971	92,122
Income per share (1):
Basic	$2.99	$2.60	$1.35
Diluted	$2.96	$2.56	$1.33

(1)Both basic and diluted income per share for 2020 and 2019 included a tax benefit of approximately $0.31 and $0.42 per share, respectively, related to intercompany sales of certain intellectual property.
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

	Year Ended December 31,
	2020	2019	2018
Anti-dilutive common stock equivalents (in millions) (a)	0.5	0.2	—
Average market price per share of Common Stock during the year	$130.95	$148.38	$135.60

(a) The number of anti-dilutive common stock equivalents for 2018 were minimal.

Note 12 — Income Taxes

Below is a summary of the components of the Company’s income before income taxes for the years ended December 31 (in thousands).

	2020	2019	2018
U.S.	$111,880	$115,543	$34,159
Non-U.S.	214,253	160,196	146,962
Income before income taxes	$326,133	$275,739	$181,121

The components of the expense (benefit) for income taxes on the above income are summarized in the table below (in thousands).

	2020	2019	2018
Current tax expense:
U.S. federal	$14,480	$30,208	$2,817
State and local	16,360	11,630	6,969
Foreign	62,993	53,105	45,042
Total current	93,833	94,943	54,828
Deferred tax (benefit) expense:
U.S. federal	(7,206)	(16,389)	12,462
State and local	(13,121)	(6,897)	1,258
Foreign	(22,673)	(48,186)	(13,795)
Total deferred	(43,000)	(71,472)	(75)
Total current and deferred	50,833	23,471	54,753
Benefit relating to interest rate swaps used to increase equity	8,257	17,666	3,840
Benefit from stock transactions with employees used to increase equity	56	54	58
Benefit relating to defined-benefit pension adjustments used to increase equity	242	1,258	14
Total tax expense	$59,388	$42,449	$58,665

The components of long-term deferred tax assets (liabilities) are summarized in the table below (in thousands).

	December 31,
	2020	2019
Accrued liabilities	$81,302	$67,577
Operating leases	51,450	54,860
Loss and credit carryforwards	23,852	14,372
Assets relating to equity compensation	14,981	16,842
Other assets	16,290	20,364
Gross deferred tax assets	187,875	174,015
Property, equipment and leasehold improvements	(9,852)	(15,137)
Intangible assets	(172,723)	(212,498)
Prepaid expenses	(46,105)	(49,221)
Other liabilities	(13,152)	(5,799)
Gross deferred tax liabilities	(241,832)	(282,655)
Valuation allowance	(15,717)	(1,556)
Net deferred tax liabilities	$(69,674)	$(110,196)

Net deferred tax assets and net deferred tax liabilities were $103.6 million and $173.2 million as of December 31, 2020, respectively, and $79.6 million and $189.8 million as of December 31, 2019, respectively. These amounts are reported in Other assets and Other liabilities in the Consolidated Balance Sheets. Management has concluded it is more likely than not that the reversal of deferred tax liabilities and results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of the valuation allowance at December 31, 2020.

The valuation allowances of $15.7 million and $1.6 million as of December 31, 2020 and 2019, respectively, primarily related to loss and credit carryovers that are not likely to be realized.

As of December 31, 2020, the Company had state and local tax net operating loss carryforwards of $8.0 million, of which $0.1 million expires within six to fifteen years and $7.9 million expires within sixteen to twenty years. The Company also had state tax credits of $6.0 million, a majority of which will expire in five to six years. As of December 31, 2020, the Company had non-U.S. net operating loss carryforwards of $14.9 million, of which $0.1 million expires over the next 20 years and $14.8 million can be carried forward indefinitely. In addition, the Company also had foreign tax credit carryforwards of $11.9 million, all of which will expire between 2028 and 2030. These amounts have been reduced for associated unrecognized tax benefits, consistent with ASU No. 2013-11, “Income Taxes—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.”

The items comprising the differences between the U.S. federal statutory income tax rate and the Company’s effective tax rate on income before income taxes for the years ended December 31 are summarized in the table below.

	2020	2019	2018
Statutory tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	1.7	1.5	—
Effect of non-U.S. operations	(1.8)	2.7	(10.7)
Intercompany sale of intellectual property	(8.7)	(13.8)	—
Change in the reserve for tax contingencies	6.4	4.7	15.7
Law changes	1.8	—	(1.3)
Stock-based compensation expense	(2.8)	(3.9)	(5.3)
Nondeductible meals and entertainment costs	0.3	1.7	2.7
Gains/Losses on divested operations and held-for-sale assets	—	—	12.2
Limitation on executive compensation	1.3	2.4	2.7
Global intangible low-taxed income, net of foreign tax credits	1.4	1.9	0.1
Foreign-derived intangible income	(0.8)	(1.0)	(2.0)
Goodwill	—	—	(3.8)
Other items, net	(1.6)	(1.8)	1.1
Effective tax rate	18.2%	15.4%	32.4%

The Company completed intercompany sales of certain intellectual property in both 2020 and 2019. As a result, the Company recorded net tax benefits of approximately $28.3 million and $38.1 million during 2020 and 2019, respectively. These benefits represent the value of future tax deductions for amortization of the assets in the acquiring jurisdiction. In July 2020, the Company completed an intercompany contribution of a significant amount of intellectual property. The Company’s intellectual property footprint continues to evolve and may result in tax rate volatility in the future.

As of December 31, 2020 and 2019, the Company had gross unrecognized tax benefits of $127.1 million and $102.8 million, respectively. The increase is primarily due to positions taken with respect to intercompany transactions. The gross unrecognized tax benefits at December 31, 2020 related primarily to transfer pricing on intercompany transactions, calculations of taxable earnings and profits and related foreign tax credits, the exclusion of stock-based compensation expense from the Company’s cost sharing agreement, and the ability to realize certain refund claims. It is reasonably possible that gross unrecognized tax benefits will decrease by approximately $9.2 million within the next twelve months due to the anticipated closure of audits and the expiration of certain statutes of limitation.

Included in the balance of gross unrecognized tax benefits at December 31, 2020 are potential benefits of $118.5 million that, if recognized, would reduce our effective tax rate on income from continuing operations. Also included in the balance of gross unrecognized tax benefits at December 31, 2020 are potential benefits of $8.6 million that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

The table below is a reconciliation of the beginning and ending amounts of gross unrecognized tax benefits, excluding interest and penalties, for the years ended December 31 (in thousands).

	2020	2019
Beginning balance	$102,770	$90,349
Additions based on tax positions related to the current year	20,177	32,072
Additions for tax positions of prior years	14,085	8,564
Reductions for tax positions of prior years	(2,301)	(16,942)
Reductions for expiration of statutes	(8,191)	(7,481)
Settlements	(390)	(3,867)
Change in foreign currency exchange rates	930	75
Ending balance	$127,080	$102,770

The Company accrues interest and penalties related to gross unrecognized tax benefits in its income tax provision. As of December 31, 2020 and 2019, the Company had $10.2 million and $8.3 million, respectively, of accrued interest and penalties related to gross unrecognized tax benefits. These amounts are in addition to the gross unrecognized tax benefits disclosed above. The total amount of interest and penalties recognized in the income tax provision during 2020 and 2019 was $2.0 million and $1.7 million, respectively.

The number of years with open statutes of limitation varies depending on the tax jurisdiction. The Company’s statutes are open with respect to the U.S. federal jurisdiction for 2017 and forward, and India for 2004 and forward. For other major taxing jurisdictions, including U.S. states, the United Kingdom, Canada, Japan, France and Ireland, the Company’s statutes vary and are open as far back as 2011.

Under U.S. GAAP, no provision for income taxes that may result from the remittance of earnings held overseas is required if the Company has the ability and intent to indefinitely reinvest such funds overseas. The Company continues to assert its intention to reinvest all accumulated undistributed foreign earnings in its non-U.S. operations, except in instances where the repatriation of those earnings would result in minimal additional tax. Consequently, the Company has not recognized income tax expense that would result from the remittance of those earnings. The accumulated undistributed earnings of non-U.S. subsidiaries were approximately $119.5 million as of December 31, 2020. As a result of the U.S. Tax Cuts and Jobs Act of 2017, the income tax that would be payable if such earnings were not indefinitely invested is estimated to be minimal.

Note 13 — Derivatives and Hedging

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

December 31, 2020

Derivative Contract Type	Number of Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in AOCI/L
Interest rate swaps (1)	4	$1,400,000	$(74,289)	Other liabilities	$(78,104)
			(34,886)	Accrued liabilities
Foreign currency forwards (2)	163	430,063	(1,514)	Accrued liabilities	—
Total	167	$1,830,063	$(110,689)		$(78,104)

December 31, 2019

Derivative Contract Type	Number of Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in AOCI/L
Interest rate swaps (1)	4	$1,400,000	$(64,831)	Other liabilities	$(47,164)
Foreign currency forwards (2)	176	604,858	59	Other current assets	—
Total	180	$2,004,858	$(64,772)		$(47,164)

(1)Prior to June 30, 2020, the interest rate swaps were designated and accounted for as cash flow hedges of the forecasted interest payments on borrowings. As a result, changes in the fair values of the swaps were deferred and recorded in AOCI/L, net of tax effect. Upon the prepayment of $787.9 million under the Company’s Term Loan A facility and repayment of all amounts outstanding under the 2016 Credit Agreement revolving credit facility, the Company determined that it was probable that forecasted interest payments on $200.0 million of variable rate debt would not occur. Additionally, as the variable rate debt under the Term Loan A facility was replaced by $800.0 million of fixed rate debt under the 2028 Notes, the Company de-designated all of its interest rate swaps. Note 6 — Debt provides additional information regarding the Company’s interest rate swap contracts.
(2)The Company has foreign exchange transaction risk because it typically enters into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currency. The Company enters into short-term foreign currency forward exchange contracts to mitigate the cash flow risk associated with changes in foreign currency rates on forecasted foreign currency transactions. These contracts are accounted for at fair value with realized and unrealized gains and losses recognized in Other (expense) income, net because the Company does not designate these contracts as hedges for accounting purposes. All of the outstanding foreign currency forward exchange contracts at December 31, 2020 matured before January 31, 2021.
(3)See Note 14 — Fair Value Disclosures for the determination of the fair values of these instruments.
At December 31, 2020, all of the Company’s derivative counterparties were investment grade financial institutions. The Company did not have any collateral arrangements with its derivative counterparties and none of the derivative contracts contained credit-risk related contingent features. The table below provides information regarding amounts recognized in the Consolidated Statements of Operations for derivative contracts for the years ended December 31 (in thousands).

Amount Recorded In	2020	2019	2018
Interest expense (income), net (1)	$24,880	$(3,361)	$(1,920)
Other expense, net (2)	22,300	2,488	10,365
Total expense (income), net	$47,180	$(873)	$8,445

(1)Consists of interest (income) expense from interest rate swap contracts.
(2)Consists of net realized and unrealized gains and losses on foreign currency forward contracts, gains and losses on de-designated interest rate swaps and $10.3 million of expense during the year ended December 31, 2020 on interest rate swap contracts due to forecasted interest payments no longer being probable as a result of the repayment of all amounts outstanding under the 2016 Credit Agreement revolving credit facility and the prepayment of $787.9 million under the Term Loan A facility and on June 30, 2020. Other expense, net also included a $2.2 million gain on de-designated interest rate swaps during the year ended December 31, 2020, related to fair value adjustments subsequent to de-designation.
.
Note 14 — Fair Value Disclosures

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

The table below presents the fair value of certain financial assets and liabilities that are recorded at fair value and measured on a recurring basis in the Company's Consolidated Balance Sheets (in thousands).

	December 31,
Description	2020	2019
Assets:
Values based on Level 1 inputs:
Deferred compensation plan assets (1)	$2,589	$2,277
Total Level 1 inputs	2,589	2,277
Values based on Level 2 inputs:
Deferred compensation plan assets (1)	85,932	73,419
Foreign currency forward contracts (2)	885	1,558
Total Level 2 inputs	86,817	74,977
Total Assets	$89,406	$77,254
Liabilities:
Values based on Level 2 inputs:
Deferred compensation plan liabilities (1)	$94,538	$79,556
Foreign currency forward contracts (2)	2,399	1,499
Interest rate swap contracts (3)	109,175	64,831
Total Level 2 inputs	206,112	145,886
Total Liabilities	$206,112	$145,886

(1)The Company has a deferred compensation plan for the benefit of certain highly compensated officers, managers and other key employees (see Note 15 — Employee Benefits). The assets consist of investments in money market funds, mutual funds and company-owned life insurance contracts. The money market funds consist of cash equivalents while the mutual fund investments consist of publicly-traded and quoted equity shares. The Company considers the fair values of these assets to be based on Level 1 inputs, and such assets had fair values of $2.6 million and $2.3 million as of December 31, 2020 and 2019, respectively. The carrying amounts of the life insurance contracts equal their cash surrender values. Cash surrender value represents the estimated amount that the Company would receive upon termination of a contract, which approximates fair value. The Company considers life insurance contracts to be valued based on Level 2 inputs, and such assets had fair values of $85.9 million and $73.4 million at December 31, 2020 and 2019, respectively. The related deferred compensation plan liabilities are recorded at fair value, or the estimated amount needed to settle the liability, which the Company considers to be a Level 2 input.
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

The table below presents the carrying amounts and fair values of financial instruments that are not recorded at fair value in the Company’s Consolidated Balance Sheets (in thousands). The estimated fair value of the financial instruments was derived from quoted market prices provided by an independent dealer, which the Company considers to be a Level 2 input.

	Carrying Amount		Fair Value
	December 31,		December 31,
Description	2020	2019	2020	2019

2025 Senior Notes	$—	$784,997	$—	$835,384
2028 Senior Notes	790,783	—	846,296	—
2030 Senior Notes	790,690	—	843,800	—
Total	$1,581,473	$784,997	$1,690,096	$835,384

Note 15 — Employee Benefits

Defined contribution plans. The Company has savings and investment plans (the “401(k) Plans”) covering substantially all U.S. employees. Company contributions are based on the level of employee contributions, up to a maximum of 4% of an employee’s eligible salary, subject to an annual maximum. For 2020, the maximum Company match was $7,200. As a result of the impact of COVID-19, the Company temporarily suspended the Company match on April 1, 2020. The Company reinstituted the match on January 1, 2021, retroactive to April 1, 2020. Amounts expensed in connection with the 401(k) Plans totaled $43.9 million, $44.1 million and $36.7 million in 2020, 2019 and 2018, respectively.
Deferred compensation plans. The Company has supplemental deferred compensation plans for the benefit of certain highly compensated officers, managers and other key employees. The plans’ investment assets are recorded at fair value in Other assets on the Consolidated Balance Sheets. The value of those assets was $88.5 million and $75.7 million at December 31, 2020 and 2019, respectively (see Note 14 — Fair Value Disclosures for fair value information). The related deferred compensation plan liabilities, which were $94.5 million and $79.6 million at December 31, 2020 and 2019, respectively, are carried at fair value and are adjusted with a corresponding charge or credit to compensation expense to reflect the fair value of the amount owed to the employees. Deferred compensation plan liabilities are recorded in Other liabilities on the Consolidated Balance Sheets. Compensation expense recognized for all of the Company’s deferred compensation plans was $1.9 million, $0.6 million and $1.7 million in 2020, 2019 and 2018, respectively.
Defined benefit pension plans. The Company has defined benefit pension plans at several of its international locations. Benefits earned and paid under those plans are generally based on years of service and level of employee compensation. The Company’s vested benefit obligation is the actuarial present value of the vested benefits to which an employee is entitled based on the employee’s expected date of separation or retirement. The Company’s defined benefit pension plans are accounted for in accordance with FASB ASC Topics 715 and 960. The table below presents the components of the Company’s defined benefit pension plan expense for the years ended December 31 (in thousands). The components of pension expense, other than service cost, are recorded in Other (expense) income, net in the Consolidated Statements of Operations.

	2020	2019	2018
Service cost	$4,421	$3,659	$3,145
Interest cost	718	851	840
Expected return on plan assets	(493)	(517)	(475)
Recognition of actuarial loss	474	237	340
Total defined benefit pension plan expense	$5,120	$4,230	$3,850

The table below presents the key assumptions used in the computation of pension expense for the years ended December 31.

	2020	2019	2018
Weighted average discount rate (1)	1.28%	1.81%	1.78%
Expected return on plan assets	2.04%	2.54%	2.45%
Average compensation increase	2.58%	2.58%	2.66%
Cash balance interest credit rate	1.20%	1.90%	1.90%

(1)Discount rates are typically determined by using the yields on long-term corporate or government bonds in the relevant country with a duration consistent with the expected term of the underlying pension obligations.

The table below provides information regarding changes in the projected benefit obligation of the Company’s defined benefit pension plans for the years ended December 31 (in thousands).

	2020	2019	2018
Projected benefit obligation at beginning of year	$52,503	$44,890	$45,450
Service cost	4,421	3,659	3,145
Interest cost	718	851	840
Actuarial loss (gain) due to assumption changes and plan experience (1)	1,516	4,524	(430)
Contractual termination benefits	—	—	(950)
Benefits payments (2)	(1,438)	(830)	(1,400)
Foreign currency impact	4,577	(591)	(1,765)
Projected benefit obligation at end of year (3)	$62,297	$52,503	$44,890

The table below presents the key assumptions used in determining the projected benefit obligations at December 31.

	2020	2019	2018
Weighted average discount rate (4)	0.94%	1.28%	1.81%
Average compensation increase	2.58%	2.58%	2.58%
Cash balance interest credit rate	0.80%	1.20%	1.90%

(1)The actuarial losses in 2020 and 2019 were primarily due to a reduction in our weighted average discount rate assumption.
(2)The Company projects benefit payments will be made in future years directly to plan participants as follows: $1.8 million in 2021; $1.8 million in 2022; $2.3 million in 2023; $2.3 million in 2024; $2.5 million in 2025; and $15.1 million in total in the five years thereafter.
(3)Measured as of December 31.
(4)Discount rates are typically determined by using the yields on long-term corporate or government bonds in the relevant country with a duration consistent with the expected term of the underlying pension obligations.

The tables below provide information regarding the funded status of the Company’s defined benefit pension plans and the related amounts recorded in the Consolidated Balance Sheets as of December 31 (in thousands).

Funded status of the plans	2020	2019	2018
Projected benefit obligation	$62,297	$52,503	$44,890
Pension plan assets at fair value (1)	(28,636)	(23,444)	(19,460)
Funded status – shortfall (2)	$33,661	$29,059	$25,430

Accumulated benefit obligation	$58,963	$49,485	$42,611

Amounts recorded in the Consolidated Balance Sheets for the plans
Other liabilities – accrued pension obligation (2)	$33,661	$29,059	$25,430
Stockholders’ equity – deferred actuarial loss (3)	$(9,309)	$(8,584)	$(5,738)

(1)The pension plan assets are held by third-party trustees and are invested in a diversified portfolio of equities, high-quality government and corporate bonds, and other investments. The assets are primarily valued based on Level 1 and Level 2 inputs under the fair value hierarchy in FASB ASC Topic 820, with the majority of the invested assets considered to be of low-to-medium investment risk. The Company projects a future long-term rate of return on these plan assets of 1.19%, which it believes is reasonable based on the composition of the assets and both current and projected market conditions. Additional information regarding pension plan asset activity is provided below.
(2)Funded status – shortfall represents the amount of the projected benefit obligation that the Company has not funded with a third-party trustee. These liabilities of the Company are recorded in Other liabilities on the Consolidated Balance Sheets. The level of future contributions by the Company will vary and is dependent on a number of factors including investment returns, interest rate fluctuations, plan demographics, funding regulations and the results of the final actuarial valuation.
(3)The deferred actuarial loss as of December 31, 2020 is recorded in AOCI/L and will be reclassified out of AOCI/L and recognized as pension expense over approximately 14 years, subject to certain limitations set forth in FASB ASC Topic 715. The amortization of deferred actuarial losses from AOCI/L to pension expense in each of the years ended December 31, 2020, 2019 and 2018 was immaterial.

The table below provides a rollforward of the Company’s defined benefit pension plans assets for the years ended December 31 (in thousands).

	2020	2019	2018
Pension plan assets at the beginning of the year	$23,444	$19,460	$18,475
Company contributions	3,924	4,405	4,478
Benefit payments	(1,438)	(830)	(1,400)
Actual return on plan assets	684	714	(164)
Contractual termination benefits	—	—	(950)
Foreign currency impact	2,022	(305)	(979)
Pension plan assets at the end of the year	$28,636	$23,444	$19,460

The Company also has a reinsurance asset arrangement with a large international insurance company that is intended to fund benefit payments for one of its plans. The reinsurance asset is not a pension plan asset but is an asset of the Company. At December 31, 2020 and 2019, the reinsurance asset was recorded at its cash surrender value of $10.0 million and $8.9 million, respectively, and recorded in Other assets on the Consolidated Balance Sheets. The Company believes that cash surrender value approximates fair value and is equivalent to a Level 2 input under the FASB’s fair value hierarchy in FASB ASC Topic 820.

Note 16 — Segment Information

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

The Company evaluates segment performance and allocates resources based on gross contribution margin. Gross contribution, as presented in the table below, is defined as operating income or loss excluding certain Cost of services and product development expenses, Selling, general and administrative expenses, Depreciation, Amortization of intangibles, and Acquisition and integration charges. Certain bonus and fringe benefit costs included in consolidated Cost of services and product development are not allocated to segment expense. The accounting policies used by the reportable segments are the same as those used by the Company. There are no intersegment revenues. The Company does not identify or allocate tangible assets, including capital expenditures, by reportable segment. Accordingly, tangible assets are not reported by segment because the information is not available by segment and is not reviewed in the evaluation of segment performance or in making decisions regarding the allocation of resources.

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

The tables below present information about the Company’s reportable segments for the years ended December 31 (in thousands).

	Research	Conferences	Consulting	Consolidated
2020
Revenues	$3,602,892	$120,140	$376,371	$4,099,403
Gross contribution	2,597,852	57,302	115,744	2,770,898
Corporate and other expenses				(2,280,748)
Operating income				$490,150

2019
Revenues	$3,374,548	$476,869	$393,904	$4,245,321
Gross contribution	$2,351,720	$241,757	$118,450	$2,711,927
Corporate and other expenses				$(2,341,840)
Operating income				$370,087

	Research	Conferences	Consulting	Other (1)	Consolidated
2018
Revenues	$3,105,764	$410,461	$353,667	$105,562	$3,975,454
Gross contribution	2,144,097	207,260	102,541	65,075	2,518,973
Corporate and other expenses					(2,259,258)
Operating income					$259,715

(1)    During 2018, the Company divested all of the non-core businesses that comprised its Other segment and moved a small residual product from the Other segment into the Research business and, as a result, no operating activity has been recorded in the Other segment in 2019 or 2020. Note 2 — Acquisitions and Divestitures provides additional information regarding the Company’s 2018 divestitures.
The table below provides a reconciliation of total segment gross contribution to net income for the years ended December 31 (in thousands).

	2020	2019	2018
Total segment gross contribution	$2,770,898	$2,711,927	$2,518,973
Costs and expenses:
Cost of services and product development - unallocated (1)	16,519	17,174	12,319
Selling, general and administrative	2,038,963	2,103,424	1,884,141
Depreciation and amortization	218,984	211,779	255,601
Acquisition and integration charges	6,282	9,463	107,197
Operating income	490,150	370,087	259,715
Interest expense and other, net	(119,203)	(92,273)	(124,041)
(Loss) gain from divested operations	—	(2,075)	45,447
Loss on extinguishment of debt	(44,814)	—	—
Less: Provision for income taxes	59,388	42,449	58,665
Net income	$266,745	$233,290	$122,456

(1)The unallocated amounts consist of certain bonus and fringe costs recorded in consolidated Cost of services and product development that are not allocated to segment expense. The Company’s policy is to allocate bonuses to segments at 100% of a segment employee’s target bonus. Amounts above or below 100% are absorbed by corporate.

Disaggregated revenue information by reportable segment for the three years ended December 31, 2020 is presented in Note 9 — Revenue and Related Matters. Long-lived asset information by geographic location as of December 31 is summarized in the table below (in thousands).

	2020	2019
Long-lived assets (1):
United States and Canada	$820,973	$867,974
Europe, Middle East and Africa	265,782	242,729
Other International	153,609	159,037
Total long-lived assets	$1,240,364	$1,269,740

(1)Excludes goodwill and intangible assets for all dates.

Note 17 — Contingencies
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
Indemnifications. The Company has various agreements that may obligate us to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to matters such as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of December 31, 2020, the Company did not have any material payment obligations under any such indemnification agreements.

Note 18 — Valuation and Qualifying Accounts

The Company maintains an allowance for losses that is comprised of a bad debt allowance and, through December 31, 2017, a revenue reserve. The table below summarizes the activity in the Company’s allowance for losses for the years ended December 31 (in thousands).

	Balance at Beginning of Year	Additions Charged to Expense	Deductions from the Reserve	Reclassification to Accounts Payable and Accrued Liabilities (1)	Balance at End of Year
2020	$8,000	$16,000	$(14,000)	$—	$10,000
2019	$7,700	$14,000	$(13,700)	$—	$8,000
2018	$12,700	$12,500	$(11,300)	$(6,200)	$7,700

(1) The allowance for losses at December 31, 2017 included $6.2 million that was attributable to the Company’s revenue reserve~~.~~ As a result of the Company’s adoption of ASC 606 on January 1, 2018, the revenue reserve balance is now included in Accounts payable and accrued liabilities on the Consolidated Balance Sheets. Note 9 — Revenue and Related Matters provides additional information regarding the Company’s adoption of ASC 606.

Note 19 — Subsequent Events

Share Repurchase Authorization

On February 4, 2021, the Company’s Board of Directors authorized incremental share repurchases of up to an additional $300 million of Gartner’s common stock. This authorization is in addition to the previously authorized repurchases of up to $1.2 billion, which as of the end of January 2021 had approximately $568 million remaining.

PSU Discretionary Award

On February 5, 2020, prior to the COVID-19 related shutdown in the U.S., the Compensation Committee (“Committee”) of the Board of Directors of the Company established performance measures for the performance-based RSUs awarded to the Company’s executive officers in 2020 under the Gartner, Inc. Long-Term Incentive Plan (the “Plan”). Based on preliminary corporate performance results for the 2020 performance measures, the 2020 performance-based RSUs would have been earned at 50% of target. However, on February 3, 2021, the Committee determined to use its discretion under the Plan to approve a payout at 95% of target. In deciding to exercise this discretion to adjust the performance-based RSU payout, the Committee considered the Company’s strong overall performance in 2020 despite the significant negative impact of the COVID-19 pandemic.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report on Form 10-K to be signed on its behalf by the undersigned, duly authorized, in Stamford, Connecticut, on February 24, 2021.

Gartner, Inc.

Date:	February 24, 2021	By:	/s/ Eugene A. Hall
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

Name	Title	Date

/s/ Eugene A. Hall	Director and Chief Executive Officer	February 24, 2021
Eugene A. Hall	(Principal Executive Officer)

/s/ Craig W. Safian	Executive Vice President and Chief Financial Officer	February 24, 2021
Craig W. Safian	(Principal Financial and Accounting Officer)

/s/ Peter E. Bisson	Director	February 24, 2021
Peter E. Bisson

/s/ Richard J. Bressler	Director	February 24, 2021
Richard J. Bressler

/s/ Raul E. Cesan	Director	February 24, 2021
Raul E. Cesan

/s/ Karen E. Dykstra	Director	February 24, 2021
Karen E. Dykstra

/s/ Anne Sutherland Fuchs	Director	February 24, 2021
Anne Sutherland Fuchs

/s/ William O. Grabe	Director	February 24, 2021
William O. Grabe

/s/ Stephen G. Pagliuca	Director	February 24, 2021
Stephen G. Pagliuca

/s/ Eileen M. Serra	Director	February 24, 2021
Eileen M. Serra

/s/ James C. Smith	Director	February 24, 2021
James C. Smith