Form 10-Q
period 2021-03-31
GARTNER INC
filed 2021-05-04
CIK 749251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2021, 86,076,529 shares of the registrant’s common shares were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited; in thousands, except share data)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$445,995	$712,583
Fees receivable, net of allowances of $9,000 and $10,000, respectively	1,175,426	1,241,508
Deferred commissions	257,956	259,755
Prepaid expenses and other current assets	118,479	109,212
Total current assets	1,997,856	2,323,058
Property, equipment and leasehold improvements, net	322,610	336,765
Operating lease right-of-use assets	633,796	647,283
Goodwill	2,943,500	2,945,547
Intangible assets, net	777,441	806,998
Other assets	262,655	256,316
Total Assets	$6,937,858	$7,315,967
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$703,439	$952,431
Deferred revenues	2,088,463	1,974,548
Current portion of long-term debt	20,519	20,515
Total current liabilities	2,812,421	2,947,494
Long-term debt, net of deferred financing fees	1,949,078	1,958,286
Operating lease liabilities	765,125	780,166
Other liabilities	519,640	539,593
Total Liabilities	6,046,264	6,225,539
Stockholders’ Equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0005 par value, 250,000,000 shares authorized; 163,602,067 shares issued for both periods	82	82
Additional paid-in capital	2,003,473	1,968,930
Accumulated other comprehensive loss, net	(93,178)	(99,228)
Accumulated earnings	2,419,567	2,255,467
Treasury stock, at cost, 76,519,765 and 74,759,985 common shares, respectively	(3,438,350)	(3,034,823)
Total Stockholders’ Equity	891,594	1,090,428
Total Liabilities and Stockholders’ Equity	$6,937,858	$7,315,967

See the accompanying notes to Condensed Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended
	March 31,
	2021	2020
Revenues:
Research	$979,732	$909,291
Conferences	24,802	13,870
Consulting	99,504	95,730
Total revenues	1,104,038	1,018,891
Costs and expenses:
Cost of services and product development	334,467	341,278
Selling, general and administrative	487,255	496,639
Depreciation	25,750	22,517
Amortization of intangibles	30,514	32,179
Acquisition and integration charges	640	1,560
Total costs and expenses	878,626	894,173
Operating income	225,412	124,718
Interest expense, net	(26,149)	(26,349)
Other income (expense), net	15,490	(1,515)
Income before income taxes	214,753	96,854
Provision for income taxes	50,653	21,757
Net income	$164,100	$75,097

Net income per share:
Basic	$1.86	$0.84
Diluted	$1.84	$0.83
Weighted average shares outstanding:
Basic	88,352	89,219
Diluted	89,139	90,066

See the accompanying notes to Condensed Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2021	2020
Net income	$164,100	$75,097
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	677	(46,381)
Interest rate swaps – net change in deferred gain or loss	5,270	(44,732)
Pension plans – net change in deferred actuarial loss	103	79
Other comprehensive income (loss), net of tax	6,050	(91,034)
Comprehensive income (loss)	$170,150	$(15,937)

See the accompanying notes to Condensed Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited; in thousands)

Three Months Ended March 31, 2021

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Accumulated Earnings	Treasury Stock	Total
Balance at December 31, 2020	$82	$1,968,930	$(99,228)	$2,255,467	$(3,034,823)	$1,090,428
Net income	—	—	—	164,100	—	164,100
Other comprehensive income	—	—	6,050	—	—	6,050
Issuances under stock plans	—	(1,543)	—	—	6,923	5,380
Common share repurchases	—	—	—	—	(410,450)	(410,450)
Stock-based compensation expense	—	36,086	—	—	—	36,086
Balance at March 31, 2021	$82	$2,003,473	$(93,178)	$2,419,567	$(3,438,350)	$891,594

Three Months Ended March 31, 2020

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Accumulated Earnings	Treasury Stock	Total
Balance at December 31, 2019	$82	$1,899,273	$(77,938)	$1,988,722	$(2,871,546)	$938,593
Net income	—	—	—	75,097	—	75,097
Other comprehensive loss	—	—	(91,034)	—	—	(91,034)
Issuances under stock plans	—	(1,794)	—	—	7,448	5,654
Common share repurchases	—	—	—	—	(63,164)	(63,164)
Stock-based compensation expense	—	25,129	—	—	—	25,129
Balance at March 31, 2020	$82	$1,922,608	$(168,972)	$2,063,819	$(2,927,262)	$890,275

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2021	2020
Operating activities:
Net income	$164,100	$75,097
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	56,264	54,696
Stock-based compensation expense	36,086	25,129
Deferred taxes	3,883	25,537
Reduction in the carrying amount of operating lease right-of-use assets	18,575	22,862
Amortization and write-off of deferred financing fees	923	1,637
Gain on de-designated swaps	(15,765)	—
Changes in assets and liabilities:
Fees receivable, net	54,192	135,661
Deferred commissions	(237)	17,520
Prepaid expenses and other current assets	(9,933)	(12,656)
Other assets	(10,081)	5,961
Deferred revenues	131,786	(26,228)
Accounts payable and accrued and other liabilities	(272,495)	(269,467)
Cash provided by operating activities	157,298	55,749
Investing activities:
Additions to property, equipment and leasehold improvements	(12,521)	(24,536)
Cash used in investing activities	(12,521)	(24,536)
Financing activities:
Proceeds from employee stock purchase plan	5,357	5,641
Proceeds from revolving credit facility	—	27,000
Payments on revolving credit facility	(5,000)	—
Payments on borrowings	(5,127)	(27,967)
Purchases of treasury stock	(398,450)	(73,164)
Cash used in financing activities	(403,220)	(68,490)
Net decrease in cash and cash equivalents	(258,443)	(37,277)
Effects of exchange rates on cash and cash equivalents	(8,145)	(15,709)
Cash and cash equivalents, beginning of period	712,583	280,836
Cash and cash equivalents, end of period	$445,995	$227,850

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

Basis of presentation. The accompanying interim Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 270 for interim financial information and with the applicable instructions of U.S. Securities and Exchange Commission (“SEC”) Rule 10-01 of Regulation S-X on Form 10-Q, and should be read in conjunction with the consolidated financial statements and related notes of the Company in its Annual Report on Form 10-K for the year ended December 31, 2020.

The fiscal year of Gartner is the twelve-month period from January 1 through December 31. In the opinion of management, all normal recurring accruals and adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented herein have been included. The results of operations for the three months ended March 31, 2021 may not be indicative of the results of operations for the remainder of 2021 or beyond. When used in these notes, the terms “Gartner,” the “Company,” “we,” “us,” or “our” refer to Gartner, Inc. and its consolidated subsidiaries.

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

Management continually evaluates and revises its estimates using historical experience and other factors, including the general economic environment and actions it may take in the future. Management adjusts these estimates when facts and circumstances dictate. However, these estimates may involve significant uncertainties and judgments and cannot be determined with precision. In addition, these estimates are based on management’s best judgment at a point in time. As a result, differences between estimates and actual results could be material and would be reflected in the Company’s consolidated financial statements in future periods.

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

Adoption of new accounting standards. The Company adopted the accounting standard described below during the three months ended March 31, 2021.

Simplifying the Accounting for Income Taxes — In December 2019, the FASB issued ASU No. 2019-12, Income Taxes—Simplifying the Accounting for Income Taxes (“ASU No. 2019-12”). ASU No. 2019-12 provides new guidance to simplify the accounting for income taxes in certain areas, changes the accounting for select income tax transactions and makes minor ASC improvements. Gartner adopted ASU No. 2019-12 on January 1, 2021. The adoption of ASU No. 2019-12 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

By Primary Geographic Market (1)

Three Months Ended March 31, 2021

Primary Geographic Market	Research	Conferences	Consulting	Total
United States and Canada	$631,333	$19,599	$57,486	$708,418
Europe, Middle East and Africa	230,201	2,713	30,362	263,276
Other International	118,198	2,490	11,656	132,344
Total revenues	$979,732	$24,802	$99,504	$1,104,038

Three Months Ended March 31, 2020

Primary Geographic Market	Research	Conferences	Consulting	Total
United States and Canada	$590,156	$5,980	$54,163	$650,299
Europe, Middle East and Africa	205,939	2,147	30,082	238,168
Other International	113,196	5,743	11,485	130,424
Total revenues	$909,291	$13,870	$95,730	$1,018,891

(1)Revenue is reported based on where the sale is fulfilled.

The Company’s revenue is generated primarily through direct sales to clients by domestic and international sales forces and a network of independent international sales agents. Most of the Company’s products and services are provided on an integrated worldwide basis and, because of this integrated delivery approach, it is not practical to precisely separate the Company's revenue by geographic location. Accordingly, revenue information presented in the above tables is based on internal allocations, which involve certain management estimates and judgments.

By Timing of Revenue Recognition

Three Months Ended March 31, 2021

Timing of Revenue Recognition	Research	Conferences	Consulting	Total
Transferred over time (1)	$894,087	$—	$84,342	$978,429
Transferred at a point in time (2)	85,645	24,802	15,162	125,609
Total revenues	$979,732	$24,802	$99,504	$1,104,038

Three Months Ended March 31, 2020

Timing of Revenue Recognition	Research	Conferences	Consulting	Total
Transferred over time (1)	$829,212	$—	$81,408	$910,620
Transferred at a point in time (2)	80,079	13,870	14,322	108,271
Total revenues	$909,291	$13,870	$95,730	$1,018,891

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

Performance Obligations — For customer contracts that are greater than one year in duration, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2021 was approximately $3.6 billion. The Company expects to recognize $1,705.5 million, $1,443.1 million and $424.5 million of this revenue (most of which pertains to Research) during the remainder of 2021, the year ending December 31, 2022 and thereafter, respectively. The Company applies a practical expedient that is permitted under ASC Topic 606 and, accordingly, it does not disclose such performance obligation information for customer contracts that have original durations of one year or less. The Company’s performance obligations for contracts meeting this ASC Topic 606 disclosure exclusion primarily include: (i) stand-ready services under Research subscription contracts; (ii) holding conferences and meetings where attendees and exhibitors can participate; and (iii) providing customized Consulting solutions for clients under fixed fee and time and materials engagements. The remaining duration of these performance obligations is generally less than one year, which aligns with the period that the parties have enforceable rights and obligations under the affected contracts.

Customer Contract Assets and Liabilities — The timing of the recognition of revenue and the amount and timing of the Company’s billings and cash collections, including upfront customer payments, result in the recognition of both assets and liabilities on the Company’s consolidated balance sheet. The table below provides information regarding certain of the Company’s balance sheet accounts that pertain to its contracts with customers (in thousands).

	March 31,	December 31,
	2021	2020
Assets:
Fees receivable, gross (1)	$1,184,426	$1,251,508
Contract assets recorded in Prepaid expenses and other current assets (2)	$19,883	$14,440
Contract liabilities:
Deferred revenues (current liability) (3)	$2,088,463	$1,974,548
Non-current deferred revenues recorded in Other liabilities (3)	25,852	26,754
Total contract liabilities	$2,114,315	$2,001,302

(1)Fees receivable represent an unconditional right to payment from the Company’s customers and include both billed and unbilled amounts.
(2)Contract assets represent recognized revenue for which the Company does not have an unconditional right to payment as of the balance sheet date because the project may be subject to a progress billing milestone or some other billing restriction.
(3)Deferred revenues represent amounts (i) for which the Company has received an upfront customer payment or (ii) that pertain to recognized fees receivable. Both situations occur before the completion of the Company’s performance obligation(s).

The Company recognized revenue of $726.7 million and $658.4 million during the three months ended March 31, 2021 and 2020, respectively, that was attributable to deferred revenues that were recorded at the beginning of each such period. Those amounts primarily consisted of (i) Research revenues that were recognized ratably as control of the goods or services passed to the customer and (ii) Conferences revenue pertaining to conferences and meetings that occurred during the reporting periods. During each of the three months ended March 31, 2021 and 2020, the Company did not record any material impairments related to its contract assets. The Company does not typically recognize revenue from performance obligations satisfied in prior periods.

Note 3 — Computation of Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS reflects the potential dilution of securities that could share in earnings. Potential shares of common stock are excluded from the computation of diluted earnings per share when their effect would be anti-dilutive.

The table below sets forth the calculation of basic and diluted income per share for the periods indicated (in thousands, except per share data).

	Three Months Ended
	March 31,
	2021	2020
Numerator:
Net income used for calculating basic and diluted income per share	$164,100	$75,097
Denominator:
Weighted average common shares used in the calculation of basic income per share	88,352	89,219
Dilutive effect of outstanding awards associated with stock-based compensation plans (1)	787	847
Shares used in the calculation of diluted income per share	89,139	90,066
Basic income per share	$1.86	$0.84
Diluted income per share	$1.84	$0.83

(1)Certain potential shares of common stock were not included in the computation of diluted income per share because the effect would have been anti-dilutive. These potential shares of common stock totaled approximately 0.4 million and 0.7 million for the three months ended March 31, 2021, and 2020, respectively.

Note 4 — Stock-Based Compensation

The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company currently awards stock-settled stock appreciation rights, service-based and performance-based restricted stock units, and common stock equivalents. As of March 31, 2021, the Company had 4.0 million shares of its common stock, par value $0.0005 per share, (the “Common Stock”) available for stock-based compensation awards under its current Long-Term Incentive Plan as amended and restated in January 2019 (the “Plan”).

The tables below summarize the Company’s stock-based compensation expense by award type and expense category line item during the periods indicated (in millions).

	Three Months Ended
	March 31,
Award type	2021	2020
Stock appreciation rights	$2.0	$1.7
Restricted stock units (2)	33.9	23.2
Common stock equivalents	0.2	0.2
Total (1)	$36.1	$25.1

	Three Months Ended
	March 31,
Expense category line item	2021	2020
Cost of services and product development	$13.7	$12.1
Selling, general and administrative	22.4	13.0
Total (1) (2)	$36.1	$25.1

(1) Includes charges of $21.5 million and $11.6 million during the three months ended March 31, 2021 and 2020, respectively, for awards to retirement-eligible employees. Those awards vest on an accelerated basis.
(2) On February 5, 2020, prior to the COVID-19 related shutdown in the U.S., the Compensation Committee (“Committee”) of the Board of Directors of the Company established performance measures for the performance-based restricted stock units (the “PSUs”) awarded to the Company’s executive officers in 2020 under the Plan. Based on preliminary corporate performance results for the 2020 performance measures, the 2020 PSUs would have been earned at 50% of target. However, on February 3, 2021, the Committee determined to use its discretion under the Plan to approve a payout at 95% of target. In deciding to exercise this discretion to adjust the performance-based RSU payout, the Committee considered the Company’s strong overall performance in 2020 despite the significant negative impact of the COVID-19 pandemic. As a result of the modification, the Company recognized $6.5 million of incremental compensation cost during the three months ended March 31, 2021.

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

The tables below present information about the Company’s reportable segments for the periods indicated (in thousands).

Three Months Ended March 31, 2021	Research	Conferences	Consulting	Consolidated
Revenues	$979,732	$24,802	$99,504	$1,104,038
Gross contribution	724,372	13,896	39,098	777,366
Corporate and other expenses				(551,954)
Operating income				$225,412

Three Months Ended March 31, 2020	Research	Conferences	Consulting	Consolidated
Revenues	$909,291	$13,870	$95,730	$1,018,891
Gross contribution	653,469	(6,060)	29,382	676,791
Corporate and other expenses				(552,073)
Operating income				$124,718

The table below provides a reconciliation of total segment gross contribution to net income for the periods indicated (in thousands).

	Three Months Ended
	March 31,
	2021	2020
Total segment gross contribution	$777,366	$676,791
Costs and expenses:
Cost of services and product development - unallocated (1)	7,795	(822)
Selling, general and administrative	487,255	496,639
Depreciation and amortization	56,264	54,696
Acquisition and integration charges	640	1,560
Operating income	225,412	124,718
Interest expense and other, net	(10,659)	(27,864)
Less: Provision for income taxes	50,653	21,757
Net income	$164,100	$75,097

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

When performing the annual assessment of the recoverability of goodwill, the Company initially performs a qualitative analysis evaluating whether any events or circumstances occurred or exist that provide evidence that it is more likely than not that the fair value of any of the Company’s reporting units is less than the related carrying amount. If the Company does not believe that it is more likely than not that the fair value of any of the Company’s reporting units is less than the related carrying amount, then no quantitative impairment test is performed. However, if the results of the qualitative assessment indicate that it is more likely than not that the fair value of a reporting unit is less than its respective carrying amount, then a quantitative impairment test is performed. Evaluating the recoverability of goodwill requires judgments and assumptions regarding future trends and events. As a result, both the precision and reliability of the estimates are subject to uncertainty.

The Company’s most recent annual impairment test of goodwill was a qualitative analysis conducted during the quarter ended September 30, 2020 that indicated no impairment. Subsequent to completing the 2020 annual impairment test, there were no events or changes in circumstances noted that required an interim impairment test.

The table below presents changes to the carrying amount of goodwill by segment during the three months ended March 31, 2021 (in thousands).

	Research	Conferences	Consulting	Total
Balance at December 31, 2020 (1)	$2,664,732	$184,091	$96,724	$2,945,547
Foreign currency translation impact	(1,917)	(38)	(92)	(2,047)
Balance at March 31, 2021	$2,662,815	$184,053	$96,632	$2,943,500

(1)The Company does not have any accumulated goodwill impairment losses.

Finite-Lived Intangible Assets

The tables below present reconciliations of the carrying amounts of the Company’s finite-lived intangible assets as of the dates indicated (in thousands).

March 31, 2021	Customer Relationships	Software	Content	Other	Total
Gross cost at December 31, 2020	$1,154,210	$110,597	$3,965	$10,614	$1,279,386
Foreign currency translation impact	948	53	—	—	1,001
Gross cost	1,155,158	110,650	3,965	10,614	1,280,387
Accumulated amortization (1)	(406,074)	(88,933)	(3,965)	(3,974)	(502,946)
Balance at March 31, 2021	$749,084	$21,717	$—	$6,640	$777,441

December 31, 2020	Customer Relationships	Software	Content	Other	Total
Gross cost	$1,154,210	$110,597	$3,965	$10,614	$1,279,386
Accumulated amortization (1)	(381,776)	(83,320)	(3,595)	(3,697)	(472,388)
Balance at December 31, 2020	$772,434	$27,277	$370	$6,917	$806,998

(1) Finite-lived intangible assets are amortized using the straight-line method over the following periods: Customer relationships—6 to 13 years; Software—3 to 7 years; Content—2 to 3 years; and Other—2 to 11 years.

Amortization expense related to finite-lived intangible assets was $30.5 million and $32.2 million during the three months ended March 31, 2021 and 2020, respectively. The estimated future amortization expense by year for finite-lived intangible assets is presented in the table below (in thousands).

2021 (remaining nine months)	$75,546
2022	96,169
2023	96,154
2024	90,819
2025	82,150
Thereafter	336,603
$777,441

Note 7 — Debt

The Company’s total outstanding borrowings are summarized in the table below (in thousands).

	March 31,	December 31,
Description	2021	2020
2020 Credit Agreement - Term loan facility (1)	$390,000	$395,000
2020 Credit Agreement - Revolving credit facility (1), (2)	—	5,000
2028 Notes (3)	800,000	800,000
2030 Notes (4)	800,000	800,000
Other (5)	5,919	6,046
Principal amount outstanding (6)	1,995,919	2,006,046
Less: deferred financing fees (7)	(26,322)	(27,245)
Net balance sheet carrying amount	$1,969,597	$1,978,801

(1)The contractual annualized interest rate as of March 31, 2021 on the 2020 Credit Agreement Term loan facility and the revolving credit facility was 1.50%, which consisted of a floating Eurodollar base rate of 0.125% plus a margin of 1.375%. However, the Company has interest rate swap contracts that effectively convert the floating Eurodollar base rates on outstanding amounts to a fixed base rate.
(2)The Company had approximately $1.0 billion of available borrowing capacity on the 2020 Credit Agreement revolver (not including the expansion feature) as of March 31, 2021.
(3)Consists of $800.0 million principal amount of 2028 Notes outstanding. The 2028 Notes bear interest at a fixed rate of 4.50% and mature on July 1, 2028.
(4)Consists of $800.0 million principal amount of 2030 Notes outstanding. The 2030 Notes bear interest at a fixed rate of 3.75% and mature on October 1, 2030.
(5)Consists of two State of Connecticut economic development loans. One of the loans originated in 2012, has a 10-year maturity and the outstanding balance of $0.9 million as of March 31, 2021 bears interest at a fixed rate of 3.00%. The second loan, originated in 2019, has a 10-year maturity and bears interest at a fixed rate of 1.75%. Both of these loans may be repaid at any time by the Company without penalty.
(6)The weighted average annual effective rate on the Company’s outstanding debt for the three months ended March 31, 2021, including the effects of its interest rate swaps discussed below, was 5.02%.
(7)Deferred financing fees are being amortized to Interest expense, net over the term of the related debt obligation.

2030 Notes

On September 28, 2020, the Company issued $800.0 million aggregate principal amount of 3.75% Senior Notes due 2030 (the “2030 Notes”). The 2030 Notes were issued pursuant to an indenture, dated as of September 28, 2020 (the “2030 Note Indenture”), among the Company, the guarantors party thereto and U.S. Bank National Association, as trustee.

The 2030 Notes were issued at an issue price of 100.0% and bear interest at a rate of 3.75% per annum. Interest on the 2030 Notes is payable on April 1 and October 1 of each year, beginning on April 1, 2021. The 2030 Notes will mature on October 1, 2030.

The Company may redeem some or all of the 2030 Notes at any time on or after October 1, 2025 for cash at the redemption prices set forth in the 2030 Note Indenture, plus accrued and unpaid interest to, but excluding, the redemption date. Prior to October 1, 2025, the Company may redeem up to 40% of the aggregate principal amount of the 2030 Notes in connection with certain equity offerings, or some or all of the 2030 Notes with a “make-whole” premium, in each case subject to the terms set forth in the 2030 Indenture.

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

The Company may redeem some or all of the 2028 Notes at any time on or after July 1, 2023 for cash at the redemption prices set forth in the 2028 Note Indenture, plus accrued and unpaid interest to, but excluding, the redemption date. Prior to July 1, 2023, the Company may redeem up to 40% of the aggregate principal amount of the 2028 Notes in connection with certain equity offerings, or some or all of the 2028 Notes with a “make-whole” premium, in each case subject to the terms set forth in the 2028 Indenture.

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

On September 28, 2020, the Company drew down $400.0 million in term loans. The initial drawdown was used to refinance the outstanding amounts under the 2016 Credit Agreement. Additional amounts drawn down under the 2020 Credit Agreement will be used for general corporate purposes, including the funding of acquisitions, payment of capital expenditures and the repurchase of shares.

The Company’s obligations under the 2020 Credit Agreement are guaranteed, on a secured basis, by certain existing and future direct and indirect U.S. subsidiaries. The Company’s obligations under the 2020 Credit Agreement and the guarantees of the subsidiary guarantors are secured by first priority security interests in substantially all of the assets of the Company and the subsidiary guarantors. The security and pledges are subject to certain exceptions.

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

Interest Rate Swaps

As of March 31, 2021, the Company had four fixed-for-floating interest rate swap contracts with a total notional value of $1.4 billion that mature through 2025. The Company pays base fixed rates on these swaps ranging from 2.13% to 3.04% and in return receives a floating Eurodollar base rate on 30-day notional borrowings.

As a result of the payment under the then outstanding 2016 Credit Agreement term loan and revolving credit facility, the Company de-designated all of its interest rate swaps effective June 30, 2020. Accordingly, hedge accounting is not applicable, and subsequent changes to the fair value of the interest rate swaps are recorded in Other income (expense), net. The amounts previously recorded in Accumulated other comprehensive loss are amortized into Interest expense, net over the terms of the hedged forecasted interest payments. As of March 31, 2021, $97.0 million is remaining in Accumulated other comprehensive loss, net. The interest rate swaps had negative unrealized fair values (liabilities) of $84.8 million and $109.2 million as of March 31, 2021 and December 31, 2020, respectively, of which $72.8 million and $78.1 million were recorded in Accumulated other comprehensive loss, net of tax effect, as of March 31, 2021 and December 31, 2020, respectively. See Note 11 — Fair Value Disclosures for the determination of the fair values of Company’s interest rate swaps.

Note 8 — Equity

Share Repurchase Authorization

In 2015, the Company’s Board of Directors (the “Board”) authorized a share repurchase program to repurchase up to $1.2 billion of the Company’s common stock. On February 4, 2021, the Board authorized incremental share repurchases of up to an additional $300 million of the Company’s common stock. $0.5 billion remained available under the share repurchase program as of March 31, 2021. The Company may repurchase its common stock from time-to-time in amounts, at prices and in the manner that the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended), accelerated share repurchases, private transactions or other transactions and will be funded by cash on hand and borrowings. Repurchases may also be made from time-to-time in connection with the settlement of the Company’s stock-based compensation awards. See Note 14 — Subsequent Event for a discussion regarding an increase in the Company’s share repurchase authorization.
The Company’s share repurchase activity is presented in the table below for the periods indicated.

	Three Months Ended
	March 31,
	2021	2020
Number of shares repurchased (1)	2,274,710	417,707
Cash paid for repurchased shares (in thousands) (2)	$398,450	$73,164

(1) The average purchase price for repurchased shares was $180.44 and $151.22 for the three months ended March 31, 2021 and 2020, respectively. The repurchased shares during the three months ended March 31, 2021 and 2020 included purchases for both stock-based compensation awards and open market purchases.
(2) The cash paid for repurchased shares during the three months ended March 31, 2021 included $8.0 million of open market purchases with trade dates in December 2020 that settled in January 2021. There were $20.0 million of open market purchases with trade dates in March 2021 that settled in April 2021. The cash paid for repurchased shares during the three months ended March 31, 2020 included open market purchases with trade dates in December 2019 that settled in January 2020.

Accumulated Other Comprehensive Income (Loss), net (“AOCI/L”)

The tables below provide information about the changes in AOCI/L by component and the related amounts reclassified out of AOCI/L to income during the periods indicated (net of tax, in thousands) (1).

Three Months Ended March 31, 2021

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2020	$(78,104)	$(9,309)	$(11,815)	$(99,228)
Other comprehensive income (loss) activity during the period:
Change in AOCI/L before reclassifications to income	—	—	677	677
Reclassifications from AOCI/L to income (2), (3)	5,270	103	—	5,373
Other comprehensive income (loss) for the period	5,270	103	677	6,050
Balance – March 31, 2021	$(72,834)	$(9,206)	$(11,138)	$(93,178)

Three Months Ended March 31, 2020

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2019	$(47,164)	$(8,584)	$(22,190)	$(77,938)
Other comprehensive income (loss) activity during the period:
Change in AOCI/L before reclassifications to income	(47,054)	—	(46,381)	(93,435)
Reclassifications from AOCI/L to income (2), (3)	2,322	79	—	2,401
Other comprehensive income (loss) for the period	(44,732)	79	(46,381)	(91,034)
Balance – March 31, 2020	$(91,896)	$(8,505)	$(68,571)	$(168,972)

(1)Amounts in parentheses represent debits (deferred losses).
(2)$7.0 million and $3.2 million of the reclassifications related to interest rate swaps (cash flow hedges) were recorded in Interest expense, net, for the three months ended March 31, 2021 and 2020, respectively. See Note 7 — Debt and Note 10 — Derivatives and Hedging for information regarding the cash flow hedges.
(3)The reclassifications related to defined benefit pension plans were recorded in Other income (expense), net.
The estimated net amount of the existing losses on the Company’s interest rate swaps that are reported in Accumulated other comprehensive loss, net at March 31, 2021 that is expected to be reclassified into earnings within the next 12 months is $29.2 million.

Note 9 — Income Taxes

The provision for income taxes for the three months ended March 31, 2021 and 2020 was an expense of $50.7 million and $21.8 million, respectively. The effective income tax rate was 23.6% and of 22.5% for the three months ended March 31, 2021 and 2020, respectively. The quarter-over-quarter increase in the effective income tax rate was primarily due to the shifts in estimated geographical mix of earnings as well as the relative impact of tax benefits from stock-based compensation.

The Company had gross unrecognized tax benefits of $125.0 million on March 31, 2021 and $127.1 million on December 31, 2020. It is reasonably possible that gross unrecognized tax benefits will decrease by approximately $8.9 million within the next twelve months due to the anticipated closure of audits and the expiration of certain statutes of limitation.

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

March 31, 2021
Derivative Contract Type	Number of Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in AOCI/L, net of tax
Interest rate swaps (1)	4	$1,400,000	$(50,096)	Other liabilities	$(72,834)
			(34,710)	Accrued liabilities
Foreign currency forwards (2)	33	196,038	(220)	Accrued liabilities	—
Total	37	$1,596,038	$(85,026)		$(72,834)

December 31, 2020
Derivative Contract Type	Number of Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in AOCI/L, net of tax
Interest rate swaps (1)	4	$1,400,000	$(74,289)	Other liabilities	$(78,104)
			(34,886)	Accrued liabilities
Foreign currency forwards (2)	163	430,063	(1,514)	Accrued liabilities	—
Total	167	$1,830,063	$(110,689)		$(78,104)

(1)As a result of the payment under the then outstanding 2016 Credit Agreement term loan and revolving credit facility, the Company de-designated all of its interest rate swaps effective June 30, 2020. Accordingly, hedge accounting is not applicable, and subsequent changes to fair value of the interest rate swaps are recorded in Other income (expense), net. The amounts previously recorded in Accumulated other comprehensive loss are amortized into Interest expense, net over the terms of the hedged forecasted interest payments. See Note 7 — Debt provides additional information regarding the Company’s interest rate swap contracts.
(2)The Company has foreign exchange transaction risk because it typically enters into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currency. The Company enters into short-term foreign currency forward exchange contracts to mitigate the cash flow risk associated with changes in foreign currency rates on forecasted foreign currency transactions. These contracts are accounted for at fair value with realized and unrealized gains and losses recognized in Other income (expense), net because the Company does not designate these contracts as hedges for accounting purposes. All of the outstanding foreign currency forward exchange contracts at March 31, 2021 matured before April 30, 2021.
(3)See Note 11 — Fair Value Disclosures for the determination of the fair values of these instruments.

At March 31, 2021, all of the Company’s derivative counterparties were investment grade financial institutions. The Company did not have any collateral arrangements with its derivative counterparties and none of the derivative contracts contained credit-risk related contingent features. The table below provides information regarding amounts recognized in the accompanying Condensed Consolidated Statements of Operations for derivative contracts for the periods indicated (in thousands).

	Three Months Ended
	March 31,
Amount recorded in:	2021	2020
Interest expense, net (1)	$7,032	$3,192
Other (income) expense, net (2)	(15,823)	12,599
Total (income) expense, net	$(8,791)	$15,791

(1)Consists of interest expense from interest rate swap contracts.
(2)Consists of net realized and unrealized gains and losses on foreign currency forward contracts, and gains and losses on de-designated interest rate swaps.

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

The table below presents the fair values of certain financial assets and liabilities (in thousands).

Description	March 31, 2021	December 31, 2020
Assets:
Values based on Level 1 inputs:
Deferred compensation plan assets (1)	$6,980	$2,589
Total Level 1 inputs	6,980	2,589
Values based on Level 2 inputs:
Deferred compensation plan assets (1)	89,059	85,932
Foreign currency forward contracts (2)	41	885
Total Level 2 inputs	89,100	86,817
Total Assets	$96,080	$89,406
Liabilities:
Values based on Level 2 inputs:
Deferred compensation plan liabilities (1)	$99,397	$94,538
Foreign currency forward contracts (2)	261	2,399
Interest rate swap contracts (3)	84,806	109,175
Total Level 2 inputs	184,464	206,112
Total Liabilities	$184,464	$206,112

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

The table below presents the carrying amounts and fair values of financial instruments that are not recorded at fair value in the Company’s Condensed Consolidated Balance Sheets (in thousands). The estimated fair value of the financial instruments was derived from quoted market prices provided by an independent dealer, which the Company considers to be a Level 2 input.

	Carrying Amount		Fair Value
	March 31,	December 31,	March 31,	December 31,
Description	2021	2020	2021	2020
2028 Senior Notes	$791,041	$790,783	$823,208	$846,296
2030 Senior Notes	790,888	790,690	792,624	843,800
Total	$1,581,929	$1,581,473	$1,615,832	$1,690,096

Note 12 — Contingencies

Legal Matters. The Company is involved in legal proceedings and litigation arising in the ordinary course of business. A provision is recorded for pending litigation in the Company’s consolidated financial statements when it is determined that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. The Company believes that the potential liability, if any, in excess of amounts already accrued from all proceedings, claims and litigation will not have a material effect on the its financial position, cash flows or results of operations when resolved in a future period.

Indemnifications. The Company has various agreements that may obligate it to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations related to matters such as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by the Company under these agreements have not been material. As of March 31, 2021, the Company did not have any material payment obligations under any such indemnification agreements.

Note 13 — Leases

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

	Three Months Ended
	March 31,
Description:	2021	2020
Operating lease cost (1)	$32,865	$37,961
Variable lease cost (2)	4,302	4,403
Sublease income	(10,339)	(11,090)
Total lease cost, net (3)	$26,828	$31,274
Cash paid for amounts included in the measurement of operating lease liabilities	$34,927	$34,936
Cash receipts from sublease arrangements	$10,095	$9,417
Right-of-use assets obtained in exchange for new operating lease liabilities	$7,046	$14,919

(1)Included in operating lease cost was $10.4 million and $10.6 million for the three months ended March 31, 2021 and 2020, respectively, for costs related to subleasing activities.
(2)These amounts are primarily variable lease and nonlease costs that were not fixed at the lease commencement date or are dependent on something other than an index or a rate.
(3)The Company did not capitalize any operating lease costs during each of the three months ended March 31, 2021 and 2020.

The table below indicates where the discounted operating lease payments from the above table are classified in the accompanying Condensed Consolidated Balance Sheets (in thousands).

	March 31,	December 31,
Description:	2021	2020
Accounts payable and accrued liabilities	$85,150	$83,995
Operating leases - liabilities	765,125	780,166
Total operating lease liabilities per the Condensed Consolidated Balance Sheets	$850,275	$864,161

Note 14 — Subsequent Event

On April 29, 2021, the Company’s Board of Directors authorized incremental share repurchases of up to an additional $500 million of Gartner’s common stock. This authorization is in addition to the previously authorized repurchases of up to $1.5 billion, which as of the end of April 2021 had approximately $290 million remaining.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this Management’s Discussion and Analysis (“MD&A”) is to facilitate an understanding of significant factors influencing the quarterly operating results, financial condition and cash flows of Gartner, Inc. Additionally, the MD&A conveys our expectations of the potential impact of known trends, events or uncertainties that may impact future results. You should read this discussion in conjunction with our Condensed Consolidated Financial Statements and related notes included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”). Historical results and percentage relationships are not necessarily indicative of operating results for future periods. References to “Gartner,” the “Company,” “we,” “our” and “us” in this MD&A are to Gartner, Inc. and its consolidated subsidiaries.

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

We operate in a very competitive and rapidly changing environment that involves numerous known and unknown risks and uncertainties, some of which are beyond our control. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future quarterly and annual revenues, operating income, results of operations and cash flows, as well as any forward-looking statement, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in our forward-looking statements include, among others, the following: uncertainty of the magnitude, duration, geographic reach and impact on the global economy of the COVID-19 pandemic; the current, and uncertain future, impact of the COVID-19 pandemic and governments’ responses to it on our business, growth, reputation, projections, prospects, financial condition, operations, cash flows, and liquidity; the adequacy or effectiveness of steps we take to respond to the crisis, including cost reduction or other mitigation programs; our ability to recover potential claims under our event cancellation insurance; the timing of conferences and meetings, in particular our Gartner Symposium/Xpo series that normally occurs during the fourth quarter, as well as the timing of our return to in-person conferences and meetings and willingness of participants to attend; our ability to achieve and effectively manage growth, including our ability to integrate our acquisitions and consummate and integrate future acquisitions; our ability to pay our debt obligations; our ability to maintain and expand our products and services; our ability to expand or retain our customer base; our ability to grow or sustain revenue from individual customers; our ability to attract and retain a professional staff of research analysts and consultants as well as experienced sales personnel upon whom we are dependent; our ability to achieve continued customer renewals and achieve new contract value, backlog and deferred revenue growth in light of competitive pressures; our ability to carry out our strategic initiatives and manage associated costs; our ability to successfully compete with existing competitors and potential new competitors; our ability to enforce and protect our intellectual property rights; additional risks associated with international operations, including foreign currency fluctuations; the UK’s exit from the European Union and its impact on our results; the impact of restructuring and other charges on our businesses and operations; cybersecurity incidents; general economic conditions; changes in macroeconomic and market conditions and market volatility (including developments and volatility arising from the COVID-19 pandemic), including interest rates and the effect on the credit markets and access to capital; risks associated with the creditworthiness, budget cuts, and shutdown of governments and agencies; the impact of changes in tax policy and heightened scrutiny from various taxing authorities globally; uncertainty from the expected discontinuance of LIBOR and transition to any other interest rate benchmark; changes to laws and regulations; and other risks and uncertainties detailed in this Form 10-Q, our most recent Form 10-K and other filings we make with the SEC. The potential fluctuations in our operating income could cause period-to-period comparisons of operating results not to be meaningful and could provide an unreliable indication of future operating results. A description of the risk factors associated with our business is included under “Risk Factors” in Item 1A. of the 2020 Form 10-K, which is incorporated herein by reference.

Forward-looking statements are subject to risks, estimates and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements, and are currently, or in the future could be, amplified by the COVID-19 pandemic. Factors that might cause such a difference include, but are not limited to, those listed above or described under “Risk Factors” in Item 1A of the 2020 Form 10-K. Readers should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date hereof, and forward-looking statements in documents attached that are incorporated by reference speak only as of the date of those documents. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.

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

We deliver our products and services globally through three segments – Research, Conferences and Consulting, as described below.

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

We have seen negative impacts to all of our segments with Conferences being the most impacted. We cancelled all in-person conferences after the World Health Organization’s declaration of the COVID-19 pandemic in March 2020, and began holding virtual conferences during the second half of 2020. We held five virtual conferences during Q1 2021 and plan on holding an additional 18 virtual conferences through August 2021. These virtual conferences are expected to result in significantly less revenue and gross contribution than if they had been in-person, but we believe they aid in client retention and engagement. The safety of our associates and clients remains our top priority so future in-person conferences will be held only when we determine the relevant impacts of COVID-19 have sufficiently receded in the jurisdictions where our conferences are to be held. Operationally, we are planning to resume in-person conferences starting in September 2021.

As of March 31, 2021, we had approximately $15 million recorded in Prepaid expenses and other current assets on the balance sheet related to cancelled conferences. We expect to recover the majority of these and potential termination costs for future conferences through either force majeure clauses in our vendor contracts, other arrangements with vendors or event cancellation insurance claims. For cancelled conferences, our event cancellation insurance enables us to receive an amount up to the lost contribution margin per conference plus incurred expenses. Our event cancellation insurance provides up to $170 million in coverage for 2020 with the right to reinstate that amount one time if those limits are utilized. The insurer has contested our right to reinstate limits and to include in reinstated limits conferences cancelled due to COVID-19. We are in litigation with the insurer on these issues. The timing of receiving the proceeds from these insurance claims is uncertain so we will not record any insurance claims in excess of expenses incurred until the receipt of the insurance proceeds.

Our Research segment has continued to experience a slowdown as contract value (CV) growth was 5.8% in the first quarter of 2021 compared to 10.5% in the first quarter of 2020 on a foreign currency neutral basis. CV growth slowed late in the first quarter of 2020 as the global virus response led to lower new business growth and lower retention rates. CV growth improved in the first quarter of 2021, compared to the second half of 2020. Since our revenue and CV have been historically stable and predictable as a result of our subscription-based business model, we only experienced a modest decrease in Research revenue growth in 2020 and the first quarter of 2021 compared to that in 2019. Slower CV growth in 2020 and the first quarter of 2021 however will likely lead to slower research revenue growth in 2021. Nonetheless, we believe that our emphasis on providing insight to enterprise leaders and their teams across every major business function will continue to drive client engagement and satisfaction with our Research products.

Our Consulting segment was only moderately impacted by the COVID-19 pandemic as many engagements are being performed by associates working remotely. Labor based consulting weakened late in the first quarter of 2020 due to the pandemic. This weakness continued in the remainder of 2020. Labor based consulting revenue improved in the first quarter of 2021 to pre-pandemic levels.

In response to the pandemic’s impacts to our business, we implemented cost avoidance initiatives in the first half of 2020 including significant limitations on hiring and third-party spending, reductions to discretionary spending and elimination of non-essential travel and re-prioritization of capital expenditures. We began to restore certain investments in the business during the second half of 2020 and we expect these investments to increase in 2021 and future periods.

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

We had total revenues of $1.1 billion during the first quarter of 2021, an increase of 8% compared to the first quarter of 2020. During the first quarter of 2021 revenues for Research increased by 8% year-over-year, while Conferences and Consulting revenues increased by 79% and 4%, respectively. For a more complete discussion of our results by segment, see Segment Results below.

For the first quarter of 2021 and 2020, we had net income of $164.1 million and $75.1 million, respectively, and diluted income per share of $1.84 and $0.83, respectively. Cash provided by operating activities was $157.3 million and $55.7 million during the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had $446.0 million of cash and cash equivalents and approximately $1.0 billion of available borrowing capacity on our revolving credit facility. For a more complete discussion of our cash flows and financial position, see the Liquidity and Capital Resources section below.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For information regarding our critical accounting policies and estimates, please refer to Part II, Item 7, “Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. There have been no material changes to the critical accounting policies previously disclosed in that report.

RECENTLY ISSUED ACCOUNTING STANDARDS

The FASB has issued accounting standards that have not yet become effective and that may impact the Company’s consolidated financial statements or its disclosures in future periods. Note 1 — Business and Basis of Presentation in the Notes to Condensed Consolidated Financial Statements provides information regarding those accounting standards.

RESULTS OF OPERATIONS
Consolidated Results
In addition to GAAP results, we provide foreign currency neutral dollar amounts and percentages for our revenues, certain expenses, contract values and other metrics. These foreign currency neutral dollar amounts and percentages eliminate the effects of exchange rate fluctuations and thus provide a more accurate and meaningful trend in the underlying data being measured. We calculate foreign currency neutral dollar amounts by converting the underlying amounts in local currency for different periods into U.S. dollars by applying the same foreign exchange rates to all periods presented.
The table below presents an analysis of selected line items and period-over-period changes in our interim Condensed Consolidated Statements of Operations for the periods indicated (in thousands).

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	Increase (Decrease)	Increase (Decrease) %
Total revenues	$1,104,038	$1,018,891	$85,147	8%
Costs and expenses:
Cost of services and product development	334,467	341,278	(6,811)	(2)
Selling, general and administrative	487,255	496,639	(9,384)	(2)
Depreciation	25,750	22,517	3,233	14
Amortization of intangibles	30,514	32,179	(1,665)	(5)
Acquisition and integration charges	640	1,560	(920)	(59)
Operating income	225,412	124,718	100,694	81
Interest expense, net	(26,149)	(26,349)	(200)	(1)
Other income (expense), net	15,490	(1,515)	17,005	nm
Less: Provision for income taxes	50,653	21,757	28,896	133
Net income	$164,100	$75,097	$89,003	119%
nm = not meaningful

Total revenues for the three months ended March 31, 2021 were $1.1 billion, an increase of $85.1 million, or 8% compared to the same period in 2020 on a reported basis and 6% excluding the foreign currency impact. Refer to the section of this MD&A below entitled “Segment Results” for a discussion of revenues and results by segment.

Cost of services and product development was $334.5 million during the three months ended March 31, 2021, a decrease of $6.8 million compared to the same period in 2020, or 2% on a reported basis and 4% excluding the foreign currency impact. The decrease in Cost of services and product development was primarily due to lower travel and entertainment costs during the quarter as well as the continuation of various cost avoidance initiatives. Cost of services and product development as a percent of revenues was 30% and 33% during the three months ended March 31, 2021 and 2020, respectively.

Selling, general and administrative (“SG&A”) expense was $487.3 million during the three months ended March 31, 2021, a decrease of $9.4 million compared to the same period in 2020, or 2% on a reported basis and 4% excluding the foreign currency impact. The decrease in SG&A expense was primarily due to reduced conferences related expenses, facilities costs and travel and entertainment costs as well as the continuation of various cost avoidance initiatives, partially offset by the restoration of some compensation and benefits programs for the three months ended March 31, 2021. The number of quota-bearing sales associates in Global Technology Sales decreased 6% to 2,992 and in Global Business Sales increased by 1% to 867 compared to March 31, 2020. On a combined basis, the total number of quota-bearing sales associates decreased by 5% when compared to March 31, 2020. SG&A expense as a percent of revenues was 44% and 49% during the three months ended March 31, 2021 and 2020, respectively.

Depreciation increased by 14% during the three months ended March 31, 2021, compared to the same period in 2020. The increase for the three months ended March 31, 2021 was due to additional investments, including new leasehold improvements as additional office space went into service, and capitalized software.

Amortization of intangibles decreased by 5% during the three months ended March 31, 2021, compared to the same period in 2020 due to certain intangible assets that became fully amortized in 2020.

Acquisition and integration charges decreased by $0.9 million during the three months ended March 31, 2021, compared to the same period in 2020.

Operating income was $225.4 million and $124.7 million during the three months ended March 31, 2021 and 2020, respectively. The increase in operating income was due to increased revenue, in addition to reduced Costs of services and product development and SG&A expenses.

Interest expense, net decreased by $0.2 million during the three months ended March 31, 2021, compared to the same period in 2020. The decrease was primarily due to a reduction in outstanding debt, partially offset by higher weighted average annual effective rates, as a result of interest expense on our de-designated swaps.

Other income (expense), net for the periods presented herein included the net impact of foreign currency gains and losses from our hedging activities. During 2021, Other (expense) income, net also included a $15.8 million gain on de-designated interest rate swaps.

The provision for income taxes for the three months ended March 31, 2021 and 2020 was an expense of $50.7 million and $21.8 million, respectively. The effective income tax rate was an expense of 23.6% and 22.5% for the three months ended March 31, 2021 and 2020, respectively. The quarter-over-quarter increase in the effective income tax rate was primarily due to the shifts in estimated geographical mix of earnings as well as the relative impact of tax benefits from stock-based compensation.

Net income for the three months ended March 31, 2021 and 2020 was $164.1 million and $75.1 million, respectively. Our diluted net income per share during the three months ended March 31, 2021 increased by $1.01 compared to the same period in 2020. The increase in net income during the three months ended March 31, 2021 was primarily the result of increased revenues, reduced operating expenses and the gain from de-designated interest rate swaps, partially offset by an increase in income tax expense.

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

The sections below present the results of the Company’s three reportable business segments.

Research

	As Of And For The Three Months Ended March 31, 2021	As Of And For The Three Months Ended March 31, 2020	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$979,732	$909,291	$70,441	8%
Gross contribution (1)	$724,372	$653,469	$70,903	11%
Gross contribution margin	74%	72%	2 points	—
Business Measurements:
Global Technology Sales (2):
Contract value (1), (3)	$2,991,000	$2,862,000	$129,000	5%
Client retention	83%	82%	1 point	—
Wallet retention	98%	104%	(6) points	—
Global Business Sales (2):
Contract value (1), (3)	$731,000	$655,000	$76,000	12%
Client retention	84%	83%	1 point	—
Wallet retention	105%	101%	4 points	—

(1)Dollars in thousands.
(2)Global Technology Sales includes sales to users and providers of technology. Global Business Sales includes sales to all other functional leaders.
(3)Contract values are on a foreign exchange neutral basis. Contract values as of March 31, 2020 have been calculated using the same foreign currency rates as 2021.

Research revenues increased by $70.4 million during the three months ended March 31, 2021 compared to the same period in 2020, or 8% on a reported basis and 5% excluding the foreign currency impact. The segment gross contribution margin was 74% and 72% during the three months ended March 31, 2021 and 2020, respectively. The increase in revenues during 2021 was primarily due to the same factors driving the trend in our Research contract value, which are discussed below. The improvement in margin of 2 points for the three months ended March 31, 2021 compared to prior year was primarily due to the growth in revenue and a decline in travel and entertainment expenses due to COVID-19 travel restrictions.

Total contract value increased to $3.7 billion at March 31, 2021, or 6% compared to March 31, 2020 on a foreign currency neutral basis. Global Technology Sales (“GTS”) contract value increased by 5% at March 31, 2021 when compared to March 31, 2020. The increase in GTS contract value was primarily due to new business from new and existing clients. Global Business Sales (“GBS”) contract value increased by 12% year-over-year, also primarily driven by new business from new and existing clients.

GTS client retention was 83% and 82% as of March 31, 2021 and 2020, respectively, while wallet retention was 98% and 104%, respectively. The decrease in GTS wallet retention was primarily due to decreased spending by enterprises that were clients a year ago. GBS client retention was 84% and 83% as of March 31, 2021 and 2020, respectively, while wallet retention was 105% and 101%, respectively. The increase in GBS wallet retention was largely due to increased spending by existing clients. The number of GTS client enterprises increased by 3% when compared to prior year, while GBS client enterprises declined by 6% at March 31, 2021 when compared to March 31, 2020.

Conferences

	As Of And For The Three Months Ended March 31, 2021	As Of And For The Three Months Ended March 31, 2020	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$24,802	$13,870	$10,932	79%
Gross contribution (1)	$13,896	$(6,060)	$19,956	nm
Gross contribution margin	56%	(44)%	nm	—
Business Measurements:
Number of destination conferences (2)	5	5	—	—%
Number of destination conferences attendees (2)	5,382	3,364	2,018	60%
nm = not meaningful

(1)Dollars in thousands.
(2)Includes both virtual and in-person conferences. Single day, local meetings are excluded.

In response to the COVID-19 pandemic, we cancelled all in-person conferences from March 2020 through at least August 2021, and pivoted to producing virtual conferences with a focus on maximizing the value we deliver to our clients. We held five virtual conferences during the three months ended March 31, 2021, and plan on holding 18 virtual conferences through August 2021. Operationally, we are planning to resume in-person conferences starting in September 2021. We began holding virtual Evanta conferences during the second quarter of 2020. Conferences revenues increased by $10.9 million during the three months ended March 31, 2021 compared to the same period in 2020, or 79% on a reported basis and 68% excluding the foreign currency impact. The increase in revenues was primarily due to the use of ticket entitlements which we extended from 2020 due to the pandemic. Gross contribution increased to $13.9 million during the three months ended March 31, 2021 compared to a loss of $6.1 million in the same period last year.

Consulting

	As Of And For The Three Months Ended March 31, 2021	As Of And For The Three Months Ended March 31, 2020	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$99,504	$95,730	$3,774	4%
Gross contribution (1)	$39,098	$29,382	$9,716	33%
Gross contribution margin	39%	31%	8 points	—
Business Measurements:
Backlog (1), (2)	$116,500	$113,100	$3,400	3%
Billable headcount	744	808	(64)	(8)%
Consultant utilization	68%	62%	6 points	—
Average annualized revenue per billable headcount (1)	$387	$367	$20	5%

(1)Dollars in thousands.
(2)Backlog is on a foreign exchange neutral basis. Backlog as of March 31, 2020 has been calculated using the same foreign currency rates as 2021.

Consulting revenues increased 4% during the three months ended March 31, 2021 compared to the same period in 2020 on a reported basis and were flat excluding the foreign currency impact, with a revenue increase in labor-based consulting of 4%, and an increase in contract optimization of 6%, each on a reported basis. Contract optimization revenue may vary significantly and, as such, revenues for the first quarter of 2021 may not be indicative of results for the remainder of 2021 or beyond. The segment gross contribution margin was 39% and 31% for the three months ended March 31, 2021 and 2020, respectively. The increase in gross contribution margin during the first quarter of 2021 was primarily due to the increase in revenue, as well as benefits derived from certain cost-reduction initiatives implemented in 2020, including a decline in travel and entertainment expenses due to COVID-19 travel restrictions. Consultant utilization increased by 6 points during the three months ended March 31, 2021 compared to the same period in 2020 due to a reduction in billable headcount.

Backlog increased by $3.4 million, or 3%, from March 31, 2020 to March 31, 2021 on a foreign currency neutral basis. The $116.5 million of backlog at March 31, 2021 represented approximately four months of backlog, which is in line with the Company’s operational target.

LIQUIDITY AND CAPITAL RESOURCES

We finance our operations through cash generated from our operating activities and borrowings. Note 7 — Debt in the Notes to Condensed Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations. At March 31, 2021, we had $446.0 million of cash and cash equivalents and approximately $1.0 billion of available borrowing capacity on the revolving credit facility under our 2020 Credit Agreement. We believe that the Company has adequate liquidity to meet its currently anticipated needs for at least the next twelve months.

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

Our cash and cash equivalents are held in numerous locations throughout the world with 73% held overseas at March 31, 2021. We intend to reinvest substantially all of our accumulated undistributed foreign earnings, except in instances where repatriation would result in minimal additional tax. As a result of the U.S. Tax Cuts and Jobs Act of 2017, we believe that the income tax impact if such earnings were repatriated would be minimal.

The table below summarizes the changes in the Company’s cash balances for the periods indicated (in thousands).

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	Increase (Decrease)
Cash provided by operating activities	$157,298	$55,749	$101,549
Cash used in investing activities	(12,521)	(24,536)	12,015
Cash used in financing activities	(403,220)	(68,490)	(334,730)
Net decrease in cash and cash equivalents	(258,443)	(37,277)	(221,166)
Effects of exchange rates	(8,145)	(15,709)	7,564
Beginning cash and cash equivalents	712,583	280,836	431,747
Ending cash and cash equivalents	$445,995	$227,850	$218,145

Operating

Cash provided by operating activities was $157.3 million and $55.7 million during the three months ended March 31, 2021 and 2020, respectively. The year-over-year increase was primarily due to higher pre-tax income in the 2021 period and an increase in deferred revenues resulting from increased bookings in Research, partially offset by higher bonus payments made in 2021 related to 2020.

Investing

Cash used in investing activities was $12.5 million and $24.5 million during the three months ended March 31, 2021 and 2020, respectively. The cash used in both periods was for capital expenditures. The decrease from 2020 to 2021 was the result of reduced capital spending in response to the COVID-19 pandemic.

Financing

Cash used in financing activities was $403.2 million and $68.5 million during the three months ended March 31, 2021 and 2020, respectively. During the 2021 period, we repaid a net $5.0 million on our revolving credit facility under the 2020 Credit Agreement, paid a net $5.1 million in debt principal repayments and used $398.5 million of cash for share repurchases. During the 2020 period, the Company borrowed a net $27.0 million on our then existing revolving credit facility, paid a net $28.0 million in debt principal repayments and paid $73.2 million for share repurchases.

Debt

As of March 31, 2021, the Company had $2.0 billion of principal amount of debt outstanding, of which $15.4 million is to be repaid in the remainder of fiscal year 2021. Note 7 — Debt in the Notes to Condensed Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations. From time to time, the Company may seek to retire or repurchase its outstanding debt through various methods including open market repurchases, negotiated block transactions, or otherwise, all or some of which may be effected through Rule 10b5-1 plans. Such transactions, if any, depend on prevailing market conditions, our liquidity and capital requirements, contractual restrictions, and other factors, and may involve material amounts.

OFF BALANCE SHEET ARRANGEMENTS

From January 1, 2021 through March 31, 2021, the Company has not entered into any material off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

As of March 31, 2021, the Company had $2.0 billion in total debt principal outstanding. Note 7 — Debt in the Notes to Condensed Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations.

Approximately $0.4 billion of the Company’s total debt outstanding as of March 31, 2021 was based on a floating base rate of interest, which potentially exposes the Company to increases in interest rates. However, we reduce our overall exposure to interest rate increases through our interest rate swap contracts, which effectively convert the floating base interest rates on all of our variable rate borrowings to fixed rates.

FOREIGN CURRENCY RISK

A significant portion of our revenues are typically derived from sales outside of the United States. Among the major foreign currencies in which we conduct business are the Euro, the British Pound, the Japanese Yen, the Australian dollar and the Canadian dollar. The reporting currency of our Condensed Consolidated Financial Statements is the U.S. dollar. As the values of the foreign currencies in which we operate fluctuate over time relative to the U.S. dollar, the Company is exposed to both foreign currency translation and transaction risk.

Translation risk arises as our foreign currency assets and liabilities are translated into U.S. dollars because the functional currencies of our foreign operations are generally denominated in the local currency. Adjustments resulting from the translation of these assets and liabilities are deferred and recorded as a component of stockholders’ equity. A measure of the potential impact of foreign currency translation can be determined through a sensitivity analysis of our cash and cash equivalents. At March 31, 2021, we had $446.0 million of cash and cash equivalents, with a substantial portion denominated in foreign currencies. If the exchange rates of the foreign currencies we hold all changed in comparison to the U.S. dollar by 10%, the amount of cash and cash equivalents we would have reported on March 31, 2021 could have increased or decreased by approximately $38.7 million. The translation of our foreign currency revenues and expenses historically has not had a material impact on our consolidated earnings because movements in and among the major currencies in which we operate tend to impact our revenues and expenses fairly equally. However, our earnings could be impacted during periods of significant exchange rate volatility, or when some or all of the major currencies in which we operate move in the same direction against the U.S. dollar.

Transaction risk arises when we enter into a transaction that is denominated in a currency that may differ from the local functional currency. As these transactions are translated into the local functional currency, a gain or loss may result, which is recorded in current period earnings. We typically enter into foreign currency forward exchange contracts to mitigate the effects of some of this foreign currency transaction risk. Our outstanding foreign currency forward exchange contracts as of March 31, 2021 had an immaterial net unrealized loss.

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

Management conducted an evaluation, as of March 31, 2021, of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed under the Exchange Act.

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

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

In May 2015, the Company’s Board of Directors (the “Board”) authorized a share repurchase program to repurchase up to $1.2 billion of the Company’s common stock. The Board authorized incremental share repurchases of up to an additional $300 million under the program in February 2021, and an additional $500 million in April 2021. The Company may repurchase its common stock from time-to-time in amounts, at prices and in the manner that the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended), accelerated share repurchases, private transactions or other transactions and will be funded by cash on hand and borrowings. Repurchases may also be made from time-to-time in connection with the settlement of the Company’s stock-based compensation awards. The table below summarizes the repurchases of our common stock during the three months ended March 31, 2021 pursuant to our $1.5 billion share repurchase authorization and the settlement of stock-based compensation awards.

Period	Total Number of Shares Purchased (#)	Average Price Paid Per Share ($)	Total Number of Shares Purchased Under Announced Programs (#)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2021 to January 31, 2021	75,258	$157.40	75,066	$567,794
February 1, 2021 to February 28, 2021	940,929	177.95	766,909	729,341
March 1, 2021 to March 31, 2021	1,258,523	183.68	1,252,204	$499,344
Total for the quarter (1)	2,274,710	$180.44	2,094,179

(1)The repurchased shares during the three months ended March 31, 2021 included purchases for both the settlement of stocked-based compensation awards and open market purchases.

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

Gartner, Inc.

Date:	May 4, 2021	/s/ Craig W. Safian
Craig W. Safian
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)