Form 10-Q
period 2021-06-30
GARTNER INC
filed 2021-08-03
CIK 749251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 30, 2021, 83,648,748 shares of the registrant’s common shares were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited; in thousands, except share data)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$796,257	$712,583
Fees receivable, net of allowances of $8,000 and $10,000, respectively	1,102,562	1,241,508
Deferred commissions	248,447	259,755
Prepaid expenses and other current assets	109,900	109,212
Total current assets	2,257,166	2,323,058
Property, equipment and leasehold improvements, net	309,222	336,765
Operating lease right-of-use assets	618,132	647,283
Goodwill	2,955,466	2,945,547
Intangible assets, net	775,479	806,998
Other assets	272,875	256,316
Total Assets	$7,188,340	$7,315,967
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$752,241	$952,431
Deferred revenues	2,152,043	1,974,548
Current portion of long-term debt	5,322	20,515
Total current liabilities	2,909,606	2,947,494
Long-term debt, net of deferred financing fees	2,457,854	1,958,286
Operating lease liabilities	745,108	780,166
Other liabilities	548,134	539,593
Total Liabilities	6,660,702	6,225,539
Stockholders’ Equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0005 par value, 250,000,000 shares authorized; 163,602,067 shares issued for both periods	82	82
Additional paid-in capital	2,031,726	1,968,930
Accumulated other comprehensive loss, net	(82,978)	(99,228)
Accumulated earnings	2,690,803	2,255,467
Treasury stock, at cost, 79,464,479 and 74,759,985 common shares, respectively	(4,111,995)	(3,034,823)
Total Stockholders’ Equity	527,638	1,090,428
Total Liabilities and Stockholders’ Equity	$7,188,340	$7,315,967

See the accompanying notes to Condensed Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Research	$1,003,238	$875,329	$1,982,970	$1,784,620
Conferences	58,179	317	82,981	14,187
Consulting	105,902	97,489	205,406	193,219
Total revenues	1,167,319	973,135	2,271,357	1,992,026
Costs and expenses:
Cost of services and product development	350,802	322,551	685,269	663,829
Selling, general and administrative	488,496	494,840	975,751	991,479
Depreciation	25,851	22,728	51,601	45,245
Amortization of intangibles	26,154	31,208	56,668	63,387
Acquisition and integration charges	1,302	2,157	1,942	3,716
Total costs and expenses	892,605	873,484	1,771,231	1,767,656
Operating income	274,714	99,651	500,126	224,370
Interest expense, net	(27,390)	(30,296)	(53,539)	(56,644)
Gain on event cancellation insurance claims	135,545	—	135,545	—
Other (expense) income, net	(3,682)	(10,399)	11,808	(11,915)
Income before income taxes	379,187	58,956	593,940	155,811
Provision for income taxes	107,951	3,879	158,604	25,637
Net income	$271,236	$55,077	$435,336	$130,174

Net income per share:
Basic	$3.16	$0.62	$5.00	$1.46
Diluted	$3.13	$0.61	$4.95	$1.45
Weighted average shares outstanding:
Basic	85,712	89,323	87,032	89,271
Diluted	86,589	89,780	87,921	89,967

See the accompanying notes to Condensed Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited; in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$271,236	$55,077	$435,336	$130,174
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	4,639	23,817	5,316	(22,564)
Interest rate swaps – net change in deferred gain or loss	5,457	2,900	10,727	(41,832)
Pension plans – net change in deferred actuarial loss	104	80	207	159
Other comprehensive income (loss), net of tax	10,200	26,797	16,250	(64,237)
Comprehensive income	$281,436	$81,874	$451,586	$65,937

See the accompanying notes to Condensed Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited; in thousands)

Three and Six Months Ended June 30, 2021

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Accumulated Earnings	Treasury Stock	Total
Balance at December 31, 2020	$82	$1,968,930	$(99,228)	$2,255,467	$(3,034,823)	$1,090,428
Net income	—	—	—	164,100	—	164,100
Other comprehensive income	—	—	6,050	—	—	6,050
Issuances under stock plans	—	(1,543)	—	—	6,923	5,380
Common share repurchases	—	—	—	—	(410,450)	(410,450)
Stock-based compensation expense	—	36,086	—	—	—	36,086
Balance at March 31, 2021	$82	$2,003,473	$(93,178)	$2,419,567	$(3,438,350)	$891,594
Net income	—	—	—	271,236	—	271,236
Other comprehensive income	—	—	10,200	—	—	10,200
Issuances under stock plans	—	2,063	—	—	2,017	4,080
Common share repurchases	—	—	—	—	(675,662)	(675,662)
Stock-based compensation expense	—	26,190	—	—	—	26,190
Balance at June 30, 2021	$82	$2,031,726	$(82,978)	$2,690,803	$(4,111,995)	$527,638

Three and Six Months Ended June 30, 2020

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Accumulated Earnings	Treasury Stock	Total
Balance at December 31, 2019	$82	$1,899,273	$(77,938)	$1,988,722	$(2,871,546)	$938,593
Net income	—	—	—	75,097	—	75,097
Other comprehensive loss	—	—	(91,034)	—	—	(91,034)
Issuances under stock plans	—	(1,794)	—	—	7,448	5,654
Common share repurchases	—	—	—	—	(63,164)	(63,164)
Stock-based compensation expense	—	25,129	—	—	—	25,129
Balance at March 31, 2020	$82	$1,922,608	$(168,972)	$2,063,819	$(2,927,262)	$890,275
Net income	—	—	—	55,077	—	55,077
Other comprehensive income	—	—	26,797	—	—	26,797
Issuances under stock plans	—	3,223	—	—	867	4,090
Common share repurchases	—	—	—	—	(698)	(698)
Stock-based compensation expense	—	15,678	—	—	—	15,678
Balance at June 30, 2020	$82	$1,941,509	$(142,175)	$2,118,896	$(2,927,093)	$991,219

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Six Months Ended
	June 30,
	2021	2020
Operating activities:
Net income	$435,336	$130,174
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	108,269	108,632
Stock-based compensation expense	62,276	40,807
Deferred taxes	2,294	(1,813)
Reduction in the carrying amount of operating lease right-of-use assets	37,261	43,256
Amortization and write-off of deferred financing fees	1,914	5,392
Amortization of deferred swap losses from de-designation	—	10,320
Gain on de-designated swaps	(11,751)	—
Changes in assets and liabilities:
Fees receivable, net	132,650	261,124
Deferred commissions	10,494	31,255
Prepaid expenses and other current assets	(822)	14,202
Other assets	(23,769)	(932)
Deferred revenues	190,814	(149,615)
Accounts payable and accrued and other liabilities	(212,321)	(93,885)
Cash provided by operating activities	732,645	398,917
Investing activities:
Additions to property, equipment and leasehold improvements	(24,479)	(45,865)
Acquisitions - cash paid (net of cash acquired)	(22,774)	—
Cash used in investing activities	(47,253)	(45,865)
Financing activities:
Proceeds from employee stock purchase plan	9,414	9,719
Proceeds from borrowings	600,000	800,000
Payments of deferred financing fees	(6,045)	(10,516)
Proceeds from revolving credit facility	—	327,000
Payments on revolving credit facility	(5,000)	(475,000)
Payments on borrowings	(105,256)	(853,094)
Purchases of treasury stock	(1,083,350)	(73,862)
Cash used in financing activities	(590,237)	(275,753)
Net increase in cash and cash equivalents and restricted cash	95,155	77,299
Effects of exchange rates on cash and cash equivalents	(7,281)	(1,502)
Cash and cash equivalents, beginning of period	712,583	280,836
Cash and cash equivalents and restricted cash, end of period	$800,457	$356,633

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

Segments. Gartner delivers its products and services globally through three business segments: Research, Conferences and Consulting. Revenues and other financial information for our segments are discussed in Note 7 — Segment Information.

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

The fiscal year of Gartner is the twelve-month period from January 1 through December 31. In the opinion of management, all normal recurring accruals and adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented herein have been included. The results of operations for the three and six months ended June 30, 2021 may not be indicative of the results of operations for the remainder of 2021 or beyond. When used in these notes, the terms “Gartner,” the “Company,” “we,” “us,” or “our” refer to Gartner, Inc. and its consolidated subsidiaries.

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

Cash and cash equivalents and restricted cash. For the six months ended June 30, 2021, the end of period cash and cash equivalents and restricted cash balance of $800.5 million in the accompanying Condensed Consolidated Statements of Cash Flows consisted of $796.3 million of cash and cash equivalents and $4.2 million of restricted cash. The restricted cash was classified in Other Assets in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2021.

Revenue recognition. Revenue is recognized in accordance with the requirements of FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”). Revenue is only recognized when all of the required criteria for revenue recognition have been met. The accompanying Condensed Consolidated Statements of Operations present revenue net of any sales or value-added taxes that we collect from customers and remit to government authorities. ASC Topic 270 requires certain disclosures in interim financial statements around the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Note 4 — Revenue and Related Matters provides additional information regarding the Company’s revenues.

Gain on event cancellation insurance claims. In May 2021, the Company received $150.0 million of proceeds related to 2020 event cancellation insurance claims, and recorded a pre-tax gain of $135.5 million. The Company does not record any gain on insurance claims in excess of expenses incurred until the receipt of the insurance proceeds is deemed to be realizable.

Adoption of new accounting standards. The Company adopted the accounting standard described below during the six months ended June 30, 2021.

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

Note 2 — Acquisition

On June 17, 2021, the Company acquired 100% of the outstanding capital stock of Pulse Q&A Inc. (“Pulse”), a privately-held company based in San Francisco, California, for an aggregate purchase price of $30.0 million. Pulse is a technology-enabled community platform.

For cash flow reporting purposes, the Company paid $22.8 million in cash for Pulse after considering the cash acquired with the business, amounts held in escrow and certain other purchase price adjustments at closing. In addition to the purchase price, the Company may also be required to pay up to $4.5 million in cash in the future based on the continuing employment of certain key employees. Such amount will be recognized as compensation expense over three years and reported in Acquisition and integration charges in the Consolidated Statements of Operations.

The Company recorded $30.6 million of goodwill and finite-lived intangible assets for Pulse and $0.6 million of other liabilities on a net basis. The Company believes that the recorded goodwill is supported by the anticipated synergies resulting from the acquisition. None of the recorded goodwill will be deductible for tax purposes. The fair value measurements of the intangible assets were based primarily on an incremental profits valuation methodology, which includes significant unobservable inputs and thus represent a Level 3 measurement as defined in FASB ASC Topic 820. The allocation of the purchase price is preliminary with respect to certain tax matters and the finalization of working capital adjustments and the valuation of finite-lived intangible assets.

The operating results of the acquired Pulse business and the related goodwill are being reported as part of the Company’s Research segment. The operating results of Pulse have been included in the Company’s consolidated financial statements since the date of acquisition; however, such operating results were not material to the Company’s consolidated operating results and segment results. Had the Company acquired Pulse in prior periods, the impact on the Company’s operating results would not have been material and, as a result, pro forma financial information for prior periods has not been presented herein.

Note 3 — Goodwill and Intangible Assets

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

The table below presents changes to the carrying amount of goodwill by segment during the six months ended June 30, 2021 (in thousands).

	Research	Conferences	Consulting	Total
Balance at December 31, 2020 (1)	$2,664,732	$184,091	$96,724	$2,945,547
Additions due to an acquisition (2)	11,172	—	—	11,172
Foreign currency translation impact	(1,398)	(20)	165	(1,253)
Balance at June 30, 2021 (1)	$2,674,506	$184,071	$96,889	$2,955,466

(1)The Company does not have any accumulated goodwill impairment losses.
(2)The additions were due to the acquisition of Pulse on June 17, 2021. See Note 2 — Acquisition for additional information.

Finite-Lived Intangible Assets

The tables below present reconciliations of the carrying amounts of the Company’s finite-lived intangible assets as of the dates indicated (in thousands).

June 30, 2021	Customer Relationships	Software	Content	Other	Total
Gross cost at December 31, 2020	$1,154,210	$110,597	$3,965	$10,614	$1,279,386
Additions due to an acquisition (1)	7,980	11,200	—	280	19,460
Intangible assets fully amortized	(17,788)	(60,631)	(3,965)	—	(82,384)
Foreign currency translation impact	7,895	226	—	—	8,121
Gross cost	1,152,297	61,392	—	10,894	1,224,583
Accumulated amortization (2)	(414,460)	(30,394)	—	(4,250)	(449,104)
Balance at June 30, 2021	$737,837	$30,998	$—	$6,644	$775,479

December 31, 2020	Customer Relationships	Software	Content	Other	Total
Gross cost	$1,154,210	$110,597	$3,965	$10,614	$1,279,386
Accumulated amortization (2)	(381,776)	(83,320)	(3,595)	(3,697)	(472,388)
Balance at December 31, 2020	$772,434	$27,277	$370	$6,917	$806,998

(1) The additions were due to the acquisition of Pulse on June 17, 2021. See Note 2 — Acquisition for additional information.
(2) Finite-lived intangible assets are amortized using the straight-line method over the following periods: Customer relationships—6 to 13 years; Software—3 to 7 years; Content—2 to 3 years; and Other—2 to 11 years.

Amortization expense related to finite-lived intangible assets was $26.2 million and $31.2 million during the three months ended June 30, 2021 and 2020, respectively, and $56.7 million and $63.4 million during the six months ended June 30, 2021 and 2020. The estimated future amortization expense by year for finite-lived intangible assets is presented in the table below (in thousands).

2021 (remaining six months)	$52,600
2022	101,768
2023	101,752
2024	94,540
2025	84,001
Thereafter	340,818
$775,479

Note 4 — Revenue and Related Matters

Disaggregated Revenue — The Company’s disaggregated revenue by reportable segment is presented in the tables below for the periods indicated (in thousands).

By Primary Geographic Market (1)

Three Months Ended June 30, 2021

Primary Geographic Market	Research	Conferences	Consulting	Total
United States and Canada	$646,432	$40,328	$59,605	$746,365
Europe, Middle East and Africa	236,756	14,468	35,459	286,683
Other International	120,050	3,383	10,838	134,271
Total revenues	$1,003,238	$58,179	$105,902	$1,167,319

Three Months Ended June 30, 2020

Primary Geographic Market	Research	Conferences	Consulting	Total
United States and Canada	$573,245	$317	$58,017	$631,579
Europe, Middle East and Africa	196,854	—	30,114	226,968
Other International	105,230	—	9,358	114,588
Total revenues	$875,329	$317	$97,489	$973,135

Six Months Ended June 30, 2021

Primary Geographic Market	Research	Conferences	Consulting	Total
United States and Canada	$1,277,765	$59,927	$117,091	$1,454,783
Europe, Middle East and Africa	466,957	17,181	65,821	$549,959
Other International	238,248	5,873	22,494	$266,615
Total revenues	$1,982,970	$82,981	$205,406	$2,271,357

Six Months Ended June 30, 2020

Primary Geographic Market	Research	Conferences	Consulting	Total
United States and Canada	$1,163,400	$6,297	$112,181	$1,281,878
Europe, Middle East and Africa	402,794	2,147	60,196	465,137
Other International	218,426	5,743	20,842	245,011
Total revenues	$1,784,620	$14,187	$193,219	$1,992,026

(1)Revenue is reported based on where the sale is fulfilled.

The Company’s revenue is generated primarily through direct sales to clients by domestic and international sales forces and a network of independent international sales agents. Most of the Company’s products and services are provided on an integrated worldwide basis and, because of this integrated delivery approach, it is not practical to precisely separate the Company’s revenue by geographic location. Accordingly, revenue information presented in the above tables is based on internal allocations, which involve certain management estimates and judgments.

By Timing of Revenue Recognition

Three Months Ended June 30, 2021

Timing of Revenue Recognition	Research	Conferences	Consulting	Total
Transferred over time (1)	$916,754	$—	$85,989	$1,002,743
Transferred at a point in time (2)	86,484	58,179	19,913	164,576
Total revenues	$1,003,238	$58,179	$105,902	$1,167,319

Three Months Ended June 30, 2020

Timing of Revenue Recognition	Research	Conferences	Consulting	Total
Transferred over time (1)	$810,564	$—	$68,630	$879,194
Transferred at a point in time (2)	64,765	317	28,859	93,941
Total revenues	$875,329	$317	$97,489	$973,135

Six Months Ended June 30, 2021

Timing of Revenue Recognition	Research	Conferences	Consulting	Total
Transferred over time (1)	$1,810,841	$—	$170,331	$1,981,172
Transferred at a point in time (2)	172,129	82,981	35,075	290,185
Total revenues	$1,982,970	$82,981	$205,406	$2,271,357

Six Months Ended June 30, 2020

Timing of Revenue Recognition	Research	Conferences	Consulting	Total
Transferred over time (1)	$1,639,776	$—	$150,038	$1,789,814
Transferred at a point in time (2)	144,844	14,187	43,181	202,212
Total revenues	$1,784,620	$14,187	$193,219	$1,992,026

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

Performance Obligations — For customer contracts that are greater than one year in duration, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2021 was approximately $3.7 billion. The Company expects to recognize $1,229.3 million, $1,754.2 million and $676.9 million of this revenue (most of which pertains to Research) during the remainder of 2021, the year ending December 31, 2022 and thereafter, respectively. The Company applies a practical expedient that is permitted under ASC Topic 606 and, accordingly, it does not disclose such performance obligation information for customer contracts that have original durations of one year or less. The Company’s performance obligations for contracts meeting this ASC Topic 606 disclosure exclusion primarily include: (i) stand-ready services under Research subscription contracts; (ii) holding conferences and meetings where attendees and exhibitors can participate; and (iii) providing customized Consulting solutions for clients under fixed fee and time and materials engagements.

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

	June 30,	December 31,
	2021	2020
Assets:
Fees receivable, gross (1)	$1,110,562	$1,251,508
Contract assets recorded in Prepaid expenses and other current assets (2)	$22,637	$14,440
Contract liabilities:
Deferred revenues (current liability) (3)	$2,152,043	$1,974,548
Non-current deferred revenues recorded in Other liabilities (3)	31,826	26,754
Total contract liabilities	$2,183,869	$2,001,302

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

The Company recognized revenue of $817.3 million and $692.6 million during the three months ended June 30, 2021 and 2020, respectively, and $1,261.9 million and $1,087.9 million during the six months ended June 30, 2021 and 2020, respectively, that was attributable to deferred revenues that were recorded at the beginning of each such period. Those amounts primarily consisted of (i) Research revenues that were recognized ratably as control of the goods or services passed to the customer and (ii) Conferences revenue pertaining to conferences and meetings that occurred during the reporting periods. During each of the three and six months ended June 30, 2021 and 2020, the Company did not record any material impairments related to its contract assets. The Company does not typically recognize revenue from performance obligations satisfied in prior periods.

Note 5 — Computation of Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS reflects the potential dilution of securities that could share in earnings. Potential shares of common stock are excluded from the computation of diluted earnings per share when their effect would be anti-dilutive.

The table below sets forth the calculation of basic and diluted income per share for the periods indicated (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator:
Net income used for calculating basic and diluted income per share	$271,236	$55,077	$435,336	$130,174
Denominator:
Weighted average common shares used in the calculation of basic income per share	85,712	89,323	87,032	89,271
Dilutive effect of outstanding awards associated with stock-based compensation plans (1)	877	457	889	696
Shares used in the calculation of diluted income per share	86,589	89,780	87,921	89,967
Basic income per share	$3.16	$0.62	$5.00	$1.46
Diluted income per share	$3.13	$0.61	$4.95	$1.45

(1)Certain potential shares of common stock were not included in the computation of diluted income per share because the effect would have been anti-dilutive. For the three and six months ended June 30, 2021, approximately 0.1 million shares of common stock equivalents were excluded for both periods from the calculation of diluted income per share because they were anti-dilutive. For the three and six months ended June 30, 2020, approximately 1.3 million and 0.8 million shares of common stock equivalents, respectively, were excluded because of their anti-dilutive effect.

Note 6 — Stock-Based Compensation

The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company currently awards stock-settled stock appreciation rights, service-based and performance-based restricted stock units, and common stock equivalents. As of June 30, 2021, the Company had 4.2 million shares of its common stock, par value $0.0005 per share, (the “Common Stock”) available for stock-based compensation awards under its current Long-Term Incentive Plan as amended and restated in January 2019 (the “Plan”).

The tables below summarize the Company’s stock-based compensation expense by award type and expense category line item during the periods indicated (in millions).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Award type	2021	2020	2021	2020
Stock appreciation rights	$2.0	$1.9	$4.0	$3.6
Restricted stock units (2)	24.0	13.6	57.9	36.8
Common stock equivalents	0.2	0.2	0.4	0.4
Total (1)	$26.2	$15.7	$62.3	$40.8

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Expense category line item	2021	2020	2021	2020
Cost of services and product development	$8.0	$7.1	$21.7	$19.2
Selling, general and administrative	18.2	8.6	40.6	21.6
Total (1) (2)	$26.2	$15.7	$62.3	$40.8

(1) Includes charges of $11.3 million and $5.2 million during the three months ended June 30, 2021 and 2020, respectively, and $32.8 million and $16.8 million during the six months ended June 30, 2021 and 2020, respectively, for awards to retirement-eligible employees. Those awards vest on an accelerated basis.
(2) On February 5, 2020, prior to the COVID-19 related shutdown in the U.S., the Compensation Committee (“Committee”) of the Board of Directors of the Company established performance measures for the performance-based restricted stock units (the “PSUs”) awarded to the Company’s executive officers in 2020 under the Plan. Based on preliminary corporate performance results for the 2020 performance measures, the 2020 PSUs would have been earned at 50% of target. However, on February 3, 2021, the Committee determined to use its discretion under the Plan to approve a payout at 95% of target. In deciding to exercise this discretion to adjust the performance-based RSU payout, the Committee considered the Company’s strong overall performance in 2020 despite the significant negative impact of the COVID-19 pandemic. As a result of the modification, the Company recognized $6.5 million of incremental compensation cost during the six months ended June 30, 2021.

Note 7 — Segment Information

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

The tables below present information about the Company’s reportable segments for the periods indicated (in thousands).

Three Months Ended June 30, 2021	Research	Conferences	Consulting	Consolidated
Revenues	$1,003,238	$58,179	$105,902	$1,167,319
Gross contribution	742,131	42,602	42,770	827,503
Corporate and other expenses				(552,789)
Operating income				$274,714

Three Months Ended June 30, 2020	Research	Conferences	Consulting	Consolidated
Revenues	$875,329	$317	$97,489	$973,135
Gross contribution	632,624	(11,230)	33,542	654,936
Corporate and other expenses				(555,285)
Operating income				$99,651

Six Months Ended June 30, 2021	Research	Conferences	Consulting	Consolidated
Revenues	$1,982,970	$82,981	$205,406	$2,271,357
Gross contribution	1,466,503	56,498	81,868	1,604,869
Corporate and other expenses				(1,104,743)
Operating income				$500,126

Six Months Ended June 30, 2020	Research	Conferences	Consulting	Consolidated
Revenues	$1,784,620	$14,187	$193,219	$1,992,026
Gross contribution	1,286,094	(17,290)	62,925	1,331,729
Corporate and other expenses				(1,107,359)
Operating income				$224,370

The table below provides a reconciliation of total segment gross contribution to net income for the periods indicated (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Total segment gross contribution	$827,503	$654,936	$1,604,869	$1,331,729
Costs and expenses:
Cost of services and product development - unallocated (1)	10,986	4,352	18,781	3,532
Selling, general and administrative	488,496	494,840	975,751	991,479
Depreciation and amortization	52,005	53,936	108,269	108,632
Acquisition and integration charges	1,302	2,157	1,942	3,716
Operating income	274,714	99,651	500,126	224,370
Interest expense and other, net	(31,072)	(40,695)	(41,731)	(68,559)
Gain on event cancellation insurance claims	135,545	—	135,545	—
Less: Provision for income taxes	107,951	3,879	158,604	25,637
Net income	$271,236	$55,077	$435,336	$130,174

(1)The unallocated amounts consist of certain bonus and fringe costs recorded in consolidated Cost of services and product development that are not allocated to segment expense. The Company’s policy is to allocate bonuses to segments at 100% of a segment employee’s target bonus. Amounts above or below 100% are absorbed by corporate.

Note 8 — Debt

The Company’s total outstanding borrowings are summarized in the table below (in thousands).

	June 30,	December 31,
Description	2021	2020
2020 Credit Agreement - Term loan facility (1)	$290,000	$395,000
2020 Credit Agreement - Revolving credit facility (1), (2)	—	5,000
Senior Notes due 2028 (“2028 Notes”) (3)	800,000	800,000
Senior Notes due 2029 (“2029 Notes”) (4)	600,000	—
Senior Notes due 2030 (“2030 Notes”) (5)	800,000	800,000
Other (6)	5,790	6,046
Principal amount outstanding (7)	2,495,790	2,006,046
Less: deferred financing fees (8)	(32,614)	(27,245)
Net balance sheet carrying amount	$2,463,176	$1,978,801

(1)The contractual annualized interest rate as of June 30, 2021 on the 2020 Credit Agreement Term loan facility and the revolving credit facility was 1.50%, which consisted of a floating Eurodollar base rate of 0.125% plus a margin of 1.375%. However, the Company has interest rate swap contracts that effectively convert the floating Eurodollar base rates on outstanding amounts to a fixed base rate.
(2)The Company had approximately $1.0 billion of available borrowing capacity on the 2020 Credit Agreement revolver (not including the expansion feature) as of June 30, 2021.
(3)Consists of $800.0 million principal amount of 2028 Notes outstanding. The 2028 Notes bear interest at a fixed rate of 4.50% and mature on July 1, 2028.

(4)Consists of $600.0 million principal amount of 2029 Notes outstanding. The 2029 Notes bear interest at a fixed rate of 3.625% and mature on June 15, 2029.
(5)Consists of $800.0 million principal amount of 2030 Notes outstanding. The 2030 Notes bear interest at a fixed rate of 3.75% and mature on October 1, 2030.
(6)Consists of two State of Connecticut economic development loans. One of the loans originated in 2012, has a 10-year maturity and the outstanding balance of $0.8 million as of June 30, 2021 bears interest at a fixed rate of 3.00%. The second loan, originated in 2019, has a 10-year maturity and bears interest at a fixed rate of 1.75%. Both of these loans may be repaid at any time by the Company without penalty.
(7)The weighted average annual effective rate on the Company’s outstanding debt for the three and six months ended June 30, 2021, including the effects of its interest rate swaps discussed below, was 4.96% and 4.99%, respectively.
(8)Deferred financing fees are being amortized to Interest expense, net over the term of the related debt obligation.

2029 Notes

On June 18, 2021, the Company issued $600.0 million aggregate principal amount of 3.625% Senior Notes due 2029. The 2029 Notes were issued pursuant to an indenture, dated as of June 18, 2021 (the “2029 Note Indenture”), among the Company, the guarantors party thereto and U.S. Bank National Association, as trustee (the “Trustee”).

The 2029 Notes were issued at an issue price of 100.0% and bear interest at a rate of 3.625% per annum. Interest on the 2029 Notes is payable on June 15 and December 15 of each year, beginning on December 15, 2021. The 2029 Notes will mature on June 15, 2029. The Company used a portion of the net proceeds of the 2029 Notes (i) to repay $100.0 million of the outstanding borrowings under the Company’s existing term loan facility and (ii) to pay related fees and expenses. The Company intends to use the remaining net proceeds of the 2029 Notes for general corporate purposes.

The Company may redeem some or all of the 2029 Notes at any time on or after June 15, 2024 for cash at the redemption prices set forth in the 2029 Notes Indenture, plus accrued and unpaid interest to, but excluding, the redemption date. Prior to June 15, 2024, the Company may redeem up to 40% of the aggregate principal amount of the 2029 Notes with the proceeds of certain equity offerings at a redemption price of 103.625% plus accrued and unpaid interest to, but excluding, the redemption date. In addition, the Company may redeem some or all of the 2029 Notes prior to June 15, 2024, at a redemption price of 100% of the principal amount of the 2029 Notes plus accrued and unpaid interest to, but excluding, the redemption date, plus a “make-whole” premium. If the Company experiences specific kinds of change of control and a ratings decline, it will be required to offer to repurchase the 2029 Notes at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest to, but excluding, the repurchase date.

The 2029 Notes are the Company’s general unsecured senior obligations, and are effectively subordinated to all of the Company’s existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness, structurally subordinated to all existing and future indebtedness and other liabilities of the Company’s non-guarantor subsidiaries, equal in right of payment to all of the Company’s and Company’s guarantor subsidiaries’ existing and future senior indebtedness and senior in right of payment to all of the Company’s future subordinated indebtedness, if any. The 2029 Notes are jointly and severally guaranteed on a senior unsecured basis by certain of the Company’s domestic subsidiaries that have outstanding indebtedness or guarantee other specified indebtedness.

The 2029 Notes Indenture contains covenants that limit, among other things, the Company’s ability and the ability of some of the Company’s subsidiaries to:

•create liens; and
•merge or consolidate with other entities.

These covenants will be subject to a number of exceptions and qualifications.

The 2029 Notes Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, and interest on all the then outstanding 2029 Notes issued under the Indenture to be due and payable.

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

The Company may redeem some or all of the 2030 Notes at any time on or after October 1, 2025 for cash at the redemption prices set forth in the 2030 Note Indenture, plus accrued and unpaid interest to, but excluding, the redemption date. Prior to October 1, 2025, the Company may redeem up to 40% of the aggregate principal amount of the 2030 Notes in connection with certain equity offerings, or some or all of the 2030 Notes with a “make-whole” premium, in each case subject to the terms set forth in the 2030 Note Indenture.

2028 Notes

On June 22, 2020, the Company issued $800.0 million aggregate principal amount of 4.50% Senior Notes due 2028. The 2028 Notes were issued pursuant to an indenture, dated as of June 22, 2020 (the “2028 Note Indenture”), among the Company, the guarantors party thereto and U.S. Bank National Association, as trustee.

The 2028 Notes were issued at an issue price of 100.0% and bear interest at a rate of 4.50% per annum. Interest on the 2028 Notes is payable on January 1 and July 1 of each year, beginning on January 1, 2021. The 2028 Notes will mature on July 1, 2028.

The Company may redeem some or all of the 2028 Notes at any time on or after July 1, 2023 for cash at the redemption prices set forth in the 2028 Note Indenture, plus accrued and unpaid interest to, but excluding, the redemption date. Prior to July 1, 2023, the Company may redeem up to 40% of the aggregate principal amount of the 2028 Notes in connection with certain equity offerings, or some or all of the 2028 Notes with a “make-whole” premium, in each case subject to the terms set forth in the 2028 Note Indenture.

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

On September 28, 2020, the Company drew down $400.0 million in term loans. The initial drawdown was used to refinance the outstanding amounts under the 2016 Credit Agreement. Additional amounts drawn down under the 2020 Credit Agreement will be used for general corporate purposes, including the funding of acquisitions, payment of capital expenditures and the repurchase of shares. The Company used a portion of the net proceeds from the issuance of the 2029 Notes to repay $100.0 million of the outstanding borrowings under the term loan facility in June 2021.

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

Interest Rate Swaps

As of June 30, 2021, the Company had four fixed-for-floating interest rate swap contracts with a total notional value of $1.4 billion that mature through 2025. The Company pays base fixed rates on these swaps ranging from 2.13% to 3.04% and in return receives a floating Eurodollar base rate on 30-day notional borrowings.

As a result of the payment under the then outstanding 2016 Credit Agreement term loan and revolving credit facility, the Company de-designated all of its interest rate swaps effective June 30, 2020. Accordingly, hedge accounting is not applicable, and subsequent changes to the fair value of the interest rate swaps are recorded in Other (expense) income, net. The amounts previously recorded in Accumulated other comprehensive loss are amortized into Interest expense, net over the terms of the hedged forecasted interest payments. As of June 30, 2021, $89.7 million is remaining in Accumulated other comprehensive loss, net. The interest rate swaps had negative unrealized fair values (liabilities) of $80.0 million and $109.2 million as of June 30, 2021 and December 31, 2020, respectively, of which $67.4 million and $78.1 million were recorded in Accumulated other comprehensive loss, net of tax effect, as of June 30, 2021 and December 31, 2020, respectively. See Note 12 — Fair Value Disclosures for the determination of the fair values of Company’s interest rate swaps.

Note 9 — Equity

Share Repurchase Authorization

In 2015, the Company’s Board of Directors (the “Board”) authorized a share repurchase program to repurchase up to $1.2 billion of the Company’s common stock. The Board authorized incremental share repurchases of up to an additional $300.0 million and $500.0 million of the Company’s common stock in February 2021 and April 2021, respectively. $0.3 billion remained available under the share repurchase program as of June 30, 2021. The Company may repurchase its common stock from time-to-time in amounts, at prices and in the manner that the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended), accelerated share repurchases, private transactions or other transactions and will be funded by cash on hand and borrowings. Repurchases may also be made from time-to-time in connection with the settlement of the Company’s stock-based compensation awards. See Note 15 — Subsequent Event for a discussion regarding an increase in the Company’s share repurchase authorization.
The Company’s share repurchase activity is presented in the table below for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Number of shares repurchased (1)	3,094,706	5,999	5,369,416	423,706
Cash paid for repurchased shares (in thousands) (2)	$684,900	$698	$1,083,350	$73,862

(1) The average purchase price for repurchased shares was $218.33 and $116.29 for the three months ended June 30, 2021 and 2020, respectively, and $202.28 and $150.72 for the six months ended June 30, 2021 and 2020, respectively. The repurchased shares during the three months ended June 30, 2021 included purchases for both stock-based compensation award settlements and open market purchases. All of the shares repurchased during the three months ended June 30, 2020 related to the settlement of the Company's stock-based compensation awards. The repurchased shares during the six months ended June 30, 2021 and 2020 included purchases for both stock-based compensation award settlements and open market purchases.
(2) The cash paid for repurchased shares during the six months ended June 30, 2021 included $8.0 million of open market purchases with trade dates in December 2020 that settled in January 2021. There were $10.8 million of open market purchases with trade dates in June 2021 that settled in July 2021. The cash paid for repurchased shares during the six months ended June 30, 2020 included $10.0 million of open market purchases with trade dates in December 2019 that settled in January 2020.

Accumulated Other Comprehensive Loss, net (“AOCL”)

The tables below provide information about the changes in AOCL by component and the related amounts reclassified out of AOCL to income during the periods indicated (net of tax, in thousands) (1).

Three Months Ended June 30, 2021

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – March 31, 2021	$(72,834)	$(9,206)	$(11,138)	$(93,178)
Other comprehensive income activity during the period:
Change in AOCL before reclassifications to income	—	—	4,639	4,639
Reclassifications from AOCL to income (2), (3)	5,457	104	—	5,561
Other comprehensive income for the period	5,457	104	4,639	10,200
Balance – June 30, 2021	$(67,377)	$(9,102)	$(6,499)	$(82,978)

Three Months Ended June 30, 2020

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – March 31, 2020	$(91,896)	$(8,505)	$(68,571)	$(168,972)
Other comprehensive income (loss) activity during the period:
Change in AOCL before reclassifications to income	(9,935)	—	23,817	13,882
Reclassifications from AOCL to income (2), (3)	12,835	80	—	12,915
Other comprehensive income for the period	2,900	80	23,817	26,797
Balance – June 30, 2020	$(88,996)	$(8,425)	$(44,754)	$(142,175)

Six Months Ended June 30, 2021

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2020	$(78,104)	$(9,309)	$(11,815)	$(99,228)
Other comprehensive income activity during the period:
Change in AOCL before reclassifications to income	—	—	5,316	5,316
Reclassifications from AOCL to income (2), (3)	10,727	207	—	10,934
Other comprehensive income for the period	10,727	207	5,316	16,250
Balance – June 30, 2021	$(67,377)	$(9,102)	$(6,499)	$(82,978)

Six Months Ended June 30, 2020

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2019	$(47,164)	$(8,584)	$(22,190)	$(77,938)
Other comprehensive (loss) income activity during the period:
Change in AOCL before reclassifications to income	(56,989)	—	(22,564)	(79,553)
Reclassifications from AOCL to income (2), (3)	15,157	159	—	15,316
Other comprehensive (loss) income for the period	(41,832)	159	(22,564)	(64,237)
Balance – June 30, 2020	$(88,996)	$(8,425)	$(44,754)	$(142,175)

(1)Amounts in parentheses represent debits (deferred losses).

(2)$7.3 million of the reclassifications related to interest rate swaps (cash flow hedges) were recorded in Interest expense, net, for both of the three months ended June 30, 2021 and 2020. $14.3 million and $10.5 million of the reclassifications related to interest rate swaps (cash flow hedges) were recorded in Interest expense, net, for the six months ended June 30, 2021 and 2020, respectively. $10.3 million of the reclassifications related to interest rate swaps (cash flow hedges) were recorded in Other (expense) income, net for both the three and six months ended June 30, 2020. See Note 8 — Debt and Note 11 — Derivatives and Hedging for information regarding the cash flow hedges.
(3)The reclassifications related to defined benefit pension plans were recorded in Other (expense) income, net.

The estimated net amount of the existing losses on the Company’s interest rate swaps that are reported in Accumulated other comprehensive loss, net at June 30, 2021 that is expected to be reclassified into earnings within the next 12 months is $27.1 million.

Note 10 — Income Taxes

The provision for income taxes for the three months ended June 30, 2021 and 2020 was an expense of $108.0 million and $3.9 million, respectively. The provision for income taxes for the six months ended June 30, 2021 and 2020 was an expense of $158.6 million and $25.6 million, respectively.

The effective income tax rate was 28.5% and 6.6% for the three months ended June 30, 2021 and 2020, respectively. The effective income tax rate was 26.7% and 16.5% for the six months ended June 30, 2021 and 2020, respectively. In 2020, the Company completed intercompany sales of certain intellectual property. Approximately $28.3 million of tax benefits were recognized as a result for the three and six months ended June 30, 2020. These benefits represented the value of future tax deductions for amortization of the assets in the acquiring jurisdiction. No such benefits are included in 2021. This drove a significant increase in the effective income tax rate period over period. In addition, during the second quarter of 2021, the United Kingdom enacted legislation raising its corporate tax rate from 19% to 25% effective April 2023, which increased the Company’s effective income tax rate for the three and six months ended June 30, 2021.

The Company had gross unrecognized tax benefits of $130.1 million on June 30, 2021 and $127.1 million on December 31, 2020. It is reasonably possible that gross unrecognized tax benefits will decrease by approximately $9.2 million within the next twelve months due to the anticipated closure of audits and the expiration of certain statutes of limitation.

Note 11 — Derivatives and Hedging

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

June 30, 2021
Derivative Contract Type	Number of Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in AOCL, net of tax
Interest rate swaps (1)	4	$1,400,000	$(48,700)	Other liabilities	$(67,377)
			(31,341)	Accrued liabilities
Foreign currency forwards (2)	26	222,893	(138)	Accrued liabilities	—
Total	30	$1,622,893	$(80,179)		$(67,377)

December 31, 2020
Derivative Contract Type	Number of Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in AOCL, net of tax
Interest rate swaps (1)	4	$1,400,000	$(74,289)	Other liabilities	$(78,104)
			(34,886)	Accrued liabilities
Foreign currency forwards (2)	163	430,063	(1,514)	Accrued liabilities	—
Total	167	$1,830,063	$(110,689)		$(78,104)

(1)As a result of the payment under the then outstanding 2016 Credit Agreement term loan and revolving credit facility, the Company de-designated all of its interest rate swaps effective June 30, 2020. Accordingly, hedge accounting is not applicable, and subsequent changes to fair value of the interest rate swaps are recorded in Other (expense) income, net. The amounts previously recorded in Accumulated other comprehensive loss are amortized into Interest expense, net over the terms of the hedged forecasted interest payments. See Note 8 — Debt provides additional information regarding the Company’s interest rate swap contracts.
(2)The Company has foreign exchange transaction risk because it typically enters into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currency. The Company enters into short-term foreign currency forward exchange contracts to mitigate the cash flow risk associated with changes in foreign currency rates on forecasted foreign currency transactions. These contracts are accounted for at fair value with realized and unrealized gains and losses recognized in Other (expense) income, net because the Company does not designate these contracts as hedges for accounting purposes. All of the outstanding foreign currency forward exchange contracts at June 30, 2021 matured before July 31, 2021.
(3)See Note 12 — Fair Value Disclosures for the determination of the fair values of these instruments.

At June 30, 2021, all of the Company’s derivative counterparties were investment grade financial institutions. The Company did not have any collateral arrangements with its derivative counterparties and none of the derivative contracts contained credit-risk related contingent features. The table below provides information regarding amounts recognized in the accompanying Condensed Consolidated Statements of Operations for derivative contracts for the periods indicated (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Amount recorded in:	2021	2020	2021	2020
Interest expense, net (1)	$7,283	$7,322	$14,315	$10,514
Other expense (income), net (2)	1,494	9,715	(14,329)	22,314
Total (income) expense, net	$8,777	$17,037	$(14)	$32,828

(1)Consists of interest expense from interest rate swap contracts.
(2)Consists of net realized and unrealized gains and losses on foreign currency forward contracts and gains and losses on de-designated interest rate swaps. For the three and six months ended June 30, 2020, Other expense (income), net included $10.3 million expense on interest rate swap contracts due to forecasted interest payments no longer being probable as a result of the payment under the then outstanding 2016 Credit Agreement term loan and revolving credit facility on June 30, 2020.

Note 12 — Fair Value Disclosures

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

FASB ASC Topic 820 provides a framework for the measurement of fair value and a valuation hierarchy based on the transparency of inputs used in the valuation of assets and liabilities. Classification within the valuation hierarchy is based on the lowest level of input that is significant to the resulting fair value measurement. The valuation hierarchy contains three levels. Level 1 measurements consist of quoted prices in active markets for identical assets or liabilities. Level 2 measurements include significant other observable inputs such as quoted prices for similar assets or liabilities in active markets; identical assets or liabilities in inactive markets; observable inputs such as interest rates and yield curves; and other market-corroborated inputs. Level 3 measurements include significant unobservable inputs such as internally-created valuation models. The Company does not currently utilize Level 3 valuation inputs to remeasure any of its assets or liabilities. However, Level 3 inputs may be used by the Company in its required annual impairment review of goodwill. Information regarding the periodic assessment of the Company’s goodwill is included in Note 3 — Goodwill and Intangible Assets. The Company does not typically transfer assets or liabilities between different levels of the valuation hierarchy.

The table below presents the fair values of certain financial assets and liabilities (in thousands).

Description	June 30, 2021	December 31, 2020
Assets:
Values based on Level 1 inputs:
Deferred compensation plan assets (1)	$8,642	$2,589
Total Level 1 inputs	8,642	2,589
Values based on Level 2 inputs:
Deferred compensation plan assets (1)	90,946	85,932
Foreign currency forward contracts (2)	44	885
Total Level 2 inputs	90,990	86,817
Total Assets	$99,632	$89,406
Liabilities:
Values based on Level 2 inputs:
Deferred compensation plan liabilities (1)	$106,390	$94,538
Foreign currency forward contracts (2)	182	2,399
Interest rate swap contracts (3)	80,041	109,175
Total Level 2 inputs	186,613	206,112
Total Liabilities	$186,613	$206,112

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
(3)The Company has interest rate swap contracts that hedge the risk of variability from interest payments on its borrowings (see Note 8 — Debt). The fair values of interest rate swaps are based on mark-to-market valuations prepared by a third-party broker. Those valuations are based on observable interest rates from recently executed market transactions and other observable market data, which the Company considers to be Level 2 inputs. The Company independently corroborates the reasonableness of the valuations prepared by the third-party broker by using an electronic quotation service.

Assets and liabilities measured at fair value on a non-recurring basis

See Note 2 — Acquisition for fair value measurements of certain assets and liabilities recorded at fair value on a non-recurring basis.

The table below presents the carrying amounts (net of deferred financing costs) and fair values of financial instruments that are not recorded at fair value in the Company’s Condensed Consolidated Balance Sheets (in thousands). The estimated fair value of the financial instruments was derived from quoted market prices provided by an independent dealer, which the Company considers to be a Level 2 input.

	Carrying Amount		Fair Value
	June 30,	December 31,	June 30,	December 31,
Description	2021	2020	2021	2020
2028 Notes	$791,302	$790,783	$846,248	$846,296
2029 Notes	592,742	—	611,418	—
2030 Notes	791,087	790,690	819,608	843,800
Total	$2,175,131	$1,581,473	$2,277,274	$1,690,096

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

Indemnifications. The Company has various agreements that may obligate it to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations related to matters such as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by the Company under these agreements have not been material. As of June 30, 2021, the Company did not have any material payment obligations under any such indemnification agreements.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Description:	2021	2020	2021	2020
Operating lease cost (1)	$32,620	$35,173	$65,485	$73,134
Variable lease cost (2)	4,121	3,973	8,423	8,376
Sublease income	(10,584)	(10,719)	(20,923)	(21,810)
Total lease cost, net (3)	$26,157	$28,427	$52,985	$59,700
Cash paid for amounts included in the measurement of operating lease liabilities	$35,324	$34,026	$70,251	$68,962
Cash receipts from sublease arrangements	$10,364	$9,503	$20,459	$18,920
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,248	$3,616	$9,294	$18,535

(1)Included in operating lease cost was $10.7 million and $10.6 million for the three months ended June 30, 2021 and 2020, respectively, and $21.1 million and $21.2 million for the six months ended June 30, 2021 and 2020, respectively, for costs related to subleasing activities.
(2)These amounts are primarily variable lease and nonlease costs that were not fixed at the lease commencement date or are dependent on something other than an index or a rate.
(3)The Company did not capitalize any operating lease costs during any of the periods presented.

The table below indicates where the discounted operating lease payments from the above table are classified in the accompanying Condensed Consolidated Balance Sheets (in thousands).

	June 30,	December 31,
Description:	2021	2020
Accounts payable and accrued liabilities	$86,381	$83,995
Operating leases - liabilities	745,108	780,166
Total operating lease liabilities per the Condensed Consolidated Balance Sheets	$831,489	$864,161

Note 15 — Subsequent Event

On July 29, 2021, the Company’s Board of Directors authorized incremental share repurchases of up to an additional $800 million of Gartner’s common stock. This authorization is in addition to the previously authorized repurchases of up to $2.0 billion, which as of the end of July 2021 had approximately $231 million remaining.

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

Acquisition of Pulse Q&A Inc.

On June 17, 2021, the Company acquired 100% of the outstanding capital stock of Pulse Q&A Inc. (“Pulse”), a privately-held company based in San Francisco, California, for an aggregate purchase price of $30.0 million. Pulse is a technology-enabled community platform.

Note 2 — Acquisition in the Notes to Condensed Consolidated Financial Statements provides additional information regarding the Pulse acquisition.

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

We operate in a very competitive and rapidly changing environment that involves numerous known and unknown risks and uncertainties, some of which are beyond our control. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future quarterly and annual revenues, operating income, results of operations and cash flows, as well as any forward-looking statement, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in our forward-looking statements include, among others, the following: uncertainty of the magnitude, duration, geographic reach and impact on the global economy of the COVID-19 pandemic; the current, and uncertain future, impact of the COVID-19 pandemic and governments’ responses to it on our business, growth, reputation, projections, prospects, financial condition, operations, cash flows, and liquidity; the adequacy or effectiveness of steps we take to respond to the crisis, including cost reduction or other mitigation programs; our ability to recover potential claims under our event cancellation insurance; the timing of conferences and meetings, in particular our Gartner Symposium/Xpo series that normally occurs during the fourth quarter, as well as the timing of our return to in-person conferences and meetings and willingness of participants to attend; our ability to achieve and effectively manage growth, including our ability to integrate our acquisitions and consummate and integrate future acquisitions; our ability to pay our debt obligations; our ability to maintain and expand our products and services; our ability to expand or retain our customer base; our ability to grow or sustain revenue from individual customers; our ability to attract and retain a professional staff of research analysts and consultants as well as experienced sales personnel upon whom we are dependent; our ability to achieve continued customer renewals and achieve new contract value, backlog and deferred revenue growth in light of competitive pressures; our ability to carry out our strategic initiatives and manage associated costs; our ability to successfully compete with existing competitors and potential new competitors; our ability to enforce and protect our intellectual property rights; additional risks associated with international operations, including foreign currency fluctuations; the U.K.’s exit from the European Union and its impact on our results; the impact of restructuring and other charges on our businesses and operations; cybersecurity incidents; general economic conditions; changes in macroeconomic and market conditions and market volatility (including developments and volatility arising from the COVID-19 pandemic), including interest rates and the effect on the credit markets and access to capital; risks associated with the creditworthiness, budget cuts, and shutdown of governments and agencies; the impact of changes in tax policy and heightened scrutiny from various taxing authorities globally; uncertainty from the expected discontinuance of LIBOR and transition to any other interest rate benchmark; changes to laws and regulations; and other risks and uncertainties detailed in this Form 10-Q, our most recent Form 10-K and other filings we make with the SEC. The potential fluctuations in our operating income could cause period-to-

period comparisons of operating results not to be meaningful and could provide an unreliable indication of future operating results. A description of the risk factors associated with our business is included under “Risk Factors” in Item 1A. of the 2020 Form 10-K, which is incorporated herein by reference.

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

As a result of the COVID-19 pandemic, we temporarily closed Gartner offices (including our corporate headquarters) in the United States, United Kingdom, India, and several other impacted locations around the world and implemented significant travel restrictions. We began a limited reopening of our offices in the United States in June 2021. Although we have plans to reopen most of our remaining offices in the fall of 2021, reopening is subject to many factors outside of our control. As a result, we cannot predict for certain when or how we will begin to lift the actions put in place as part of our business continuity plans, including work from home protocols and travel restrictions. As of the date of this filing, we do not believe our work from home protocol has affected our internal controls over financial reporting.

We saw negative impacts to all of our segments with Conferences being the most impacted. We cancelled in-person conferences beginning in late February/early March 2020 with the remainder being cancelled after the World Health Organization’s declaration of the COVID-19 pandemic later in March 2020. We began holding virtual conferences during the second half of 2020. We held 18 virtual conferences during the first half of 2021 and plan on holding additional virtual conferences through the remainder of 2021. These virtual conferences are expected to result in significantly less revenue and gross contribution than in-person conferences, but we believe they aid in client retention and engagement. The safety of our associates and clients remains our top priority so future in-person conferences will be held only when we determine the relevant impacts of COVID-19 have sufficiently receded in the jurisdictions where our conferences are to be held. Operationally, we are planning to resume in-person destination conferences starting in September 2021, and we intend to continue to put on virtual conferences.

For cancelled conferences, our event cancellation insurance enables us to receive an amount up to the lost contribution margin per conference plus incurred expenses. Our event cancellation insurance provides up to $170 million in coverage for 2020 with the right to reinstate that amount one time if those limits are utilized. The insurer has contested our right to reinstate limits. We are in litigation with the insurer on these issues. Gartner also has event cancellation insurance for 2021, covering events that were planned for 2021 but cancelled, of up to $150 million with the right to reinstate up to that amount one time if the initial limits are inadequate. The insurer has contested all coverage for events cancelled in 2021 due to COVID-19. In May 2021, we received $150 million of proceeds related to 2020 insurance claims, and recorded a gain of $135.5 million. The timing of receiving the remaining proceeds from 2020 insurance claims is uncertain so we will not record any insurance claims in excess of expenses incurred related to the remaining claims until the receipt of the insurance proceeds is deemed to be realizable.

Our Research segment experienced a slowdown in contract value (CV) growth in 2020. CV growth slowed late in the first quarter of 2020 as the global virus response led to lower new business growth and lower retention rates. CV growth improved in the first half of 2021 compared to the second half of 2020, and CV growth in the second quarter of 2021 was comparable to pre-pandemic levels. Since our revenue and CV have been historically stable and predictable as a result of our subscription-based business model, we only experienced a modest decrease in Research revenue growth in 2020 and the first quarter of 2021 compared to that in 2019. Research revenue growth in the second quarter of 2021 was comparable with the corresponding period in 2019. We believe that our emphasis on providing insight to enterprise leaders and their teams across every major business function will continue to drive client engagement and satisfaction with our Research products.

Our Consulting segment was only moderately impacted by the COVID-19 pandemic as many engagements are being performed by associates working remotely. Labor based consulting weakened late in the first quarter of 2020 due to the pandemic. This weakness continued in the remainder of 2020. Labor based consulting revenue improved in the first half of 2021 to pre-pandemic levels.

In response to the pandemic’s impacts to our business, we implemented cost avoidance initiatives in the first half of 2020 including significant limitations on hiring and third-party spending, reductions to discretionary spending and elimination of non-essential travel and re-prioritization of capital expenditures. We began to restore certain investments in the business during the second half of 2020 and we expect these investments to increase in 2021 and future periods, which may have a negative impact on operating margins.

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

We had total revenues of $1.2 billion during the second quarter of 2021, an increase of 20% compared to the second quarter of 2020. During the second quarter of 2021 revenues for Research increased by 15% year-over-year, while Consulting revenues increased by 9%. Conferences revenue increased by $57.9 million during the second quarter of 2021 compared to the second quarter of 2020. For a more complete discussion of our results by segment, see Segment Results below.

For the second quarter of 2021 and 2020, we had net income of $271.2 million and $55.1 million, respectively, and diluted income per share of $3.13 and $0.61, respectively. Cash provided by operating activities was $732.6 million and $398.9 million during the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had $796.3 million of cash and cash equivalents and approximately $1.0 billion of available borrowing capacity on our revolving credit facility. For a more complete discussion of our cash flows and financial position, see the Liquidity and Capital Resources section below.

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

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Increase (Decrease)	Increase (Decrease) %
Total revenues	$1,167,319	$973,135	$194,184	20%
Costs and expenses:
Cost of services and product development	350,802	322,551	28,251	9
Selling, general and administrative	488,496	494,840	(6,344)	(1)
Depreciation	25,851	22,728	3,123	14
Amortization of intangibles	26,154	31,208	(5,054)	(16)
Acquisition and integration charges	1,302	2,157	(855)	(40)
Operating income	274,714	99,651	175,063	176
Interest expense, net	(27,390)	(30,296)	(2,906)	(10)
Gain on event cancellation insurance claims	135,545	—	135,545	nm
Other expense, net	(3,682)	(10,399)	(6,717)	(65)
Less: Provision for income taxes	107,951	3,879	104,072	2,683
Net income	$271,236	$55,077	$216,159	392%
nm = not meaningful

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020	Increase (Decrease)	Increase (Decrease) %
Total revenues	$2,271,357	$1,992,026	$279,331	14%
Costs and expenses:
Cost of services and product development	685,269	663,829	21,440	3
Selling, general and administrative	975,751	991,479	(15,728)	(2)
Depreciation	51,601	45,245	6,356	14
Amortization of intangibles	56,668	63,387	(6,719)	(11)
Acquisition and integration charges	1,942	3,716	(1,774)	(48)
Operating income	500,126	224,370	275,756	123
Interest expense, net	(53,539)	(56,644)	(3,105)	(5)
Gain on event cancellation insurance claims	135,545	—	135,545	nm
Other income (expense), net	11,808	(11,915)	(23,723)	nm
Less: Provision for income taxes	158,604	25,637	132,967	519
Net income	$435,336	$130,174	$305,162	234%
nm = not meaningful
Total revenues for the three months ended June 30, 2021 were $1.2 billion, an increase of $194.2 million, or 20% compared to the same period in 2020 on a reported basis and 16% excluding the foreign currency impact. Total revenues for the six months ended June 30, 2021 were $2.3 billion, an increase of $279.3 million, or 14% compared to the same period in 2020 on a reported basis and 11% excluding the foreign currency impact. Refer to the section of this MD&A below entitled “Segment Results” for a discussion of revenues and results by segment.

Cost of services and product development was $350.8 million during the three months ended June 30, 2021, an increase of $28.3 million compared to the same period in 2020, or 9% on a reported basis and 6% excluding the foreign currency impact. The increase in Cost of services and product development was primarily due to increased compensation costs, program expenses and conference related expenses. Cost of services and product development as a percent of revenues was 30% and 33% during the three months ended June 30, 2021 and 2020, respectively. Cost of services and product development was $685.3 million during the six months ended June 30, 2021, an increase of $21.4 million compared to the same period in 2020, or 3% on a reported basis and 1% excluding the foreign currency impact. The increase was primarily due to increased compensation costs and program expenses, partially offset by reduced travel and entertainment costs. Cost of services and product development as a percent of revenues was 30% and 33% during the six months ended June 30, 2021 and 2020, respectively.

Selling, general and administrative (“SG&A”) expense was $488.5 million during the three months ended June 30, 2021, a decrease of $6.3 million compared to the same period in 2020, or 1% on a reported basis and 4% excluding the foreign currency impact. The decrease in SG&A expense was primarily due to reduced severance costs and sales and marketing expenses, partially offset by higher personnel costs. The number of quota-bearing sales associates in Global Technology Sales decreased by 4% to 2,979 and in Global Business Sales increased by 6% to 885 compared to June 30, 2020. On a combined basis, the total number of quota-bearing sales associates decreased by 2% when compared to June 30, 2020. SG&A expense as a percent of revenues was 42% and 51% during the three months ended June 30, 2021 and 2020, respectively. SG&A expense was $975.8 million during the six months ended June 30, 2021, a decrease of $15.7 million compared to the same period in 2020, or 2% on a reported basis and 4% excluding the foreign currency impact. The decrease was primarily due to the same factors that caused the year-over-year quarterly decrease as well as reduced travel and entertainment costs. SG&A expense as a percent of revenues was 43% and 50% during the six months ended June 30, 2021 and 2020, respectively.

Depreciation increased by 14% during both of the three and six months ended June 30, 2021 compared to the same periods in 2020. The increases for the three and six months ended June 30, 2021 were due to additional investments, including new leasehold improvements as additional office space went into service, and capitalized software.

Amortization of intangibles decreased by 16% and 11% during the three and six months ended June 30, 2021 compared to the same periods in 2020 due to certain intangible assets that became fully amortized in 2020.

Acquisition and integration charges decreased by $0.9 million and $1.8 million during the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020.

Gain on event cancellation insurance claims of $135.5 million during the three and six months ended June 30, 2021 reflected proceeds, net of expense recoveries, related to the 2020 conference cancellation insurance claims.

Operating income was $274.7 million and $99.7 million during the three months ended June 30, 2021 and 2020, respectively. The increase in operating income was due to increased revenue, partially offset by an increase in cost of services and product development. Operating income was $500.1 million and $224.4 million during the six months ended June 30, 2021 and 2020, respectively. The increase in operating income was primarily due to increased revenue.

Interest expense, net decreased by $2.9 million and $3.1 million during the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. The decrease was primarily due to a reduction in outstanding debt, partially offset by higher weighted average annual effective rates as a result of interest expense on our de-designated swaps.

Other (expense) income, net for the periods presented herein included the net impact of foreign currency gains and losses from our hedging activities. Other (expense) income, net for the three and six months ended June 30, 2021 also included a $4.0 million loss and $11.8 million gain, respectively, on de-designated interest rate swaps. Other income (expense), net for the three and six months ended June 30, 2020 included the release of $10.3 million on interest rate swaps from Accumulated other comprehensive loss, net related to forecasted interest payments no longer being probable as a result of the payment under the then outstanding 2016 Credit Agreement term loan and revolving credit facility on June 30, 2020.

The provision for income taxes for the three months ended June 30, 2021 and 2020 was an expense of $108.0 million and $3.9 million, respectively. The provision for income taxes for the six months ended June 30, 2021 and 2020 was an expense of $158.6 million and $25.6 million, respectively.

The effective income tax rate was 28.5% and 6.6% for the three months ended June 30, 2021 and 2020, respectively. The effective income tax rate was 26.7% and 16.5% for the six months ended June 30, 2021 and 2020, respectively. In 2020, the Company completed intercompany sales of certain intellectual property. Approximately $28.3 million of tax benefits were recognized as a result for the three and six months ended June 30, 2020. These benefits represented the value of future tax deductions for amortization of the assets in the acquiring jurisdiction. No such benefits are included in 2021. This drove a significant increase in the effective income tax rate period over period. In addition, during the second quarter of 2021, the United Kingdom enacted legislation raising its corporate tax rate from 19% to 25% effective April 2023, which increased the Company’s effective income tax rate for the three and six months ended June 30, 2021

Net income for the three months ended June 30, 2021 and 2020 was $271.2 million and $55.1 million, respectively, while net income for the six months ended June 30, 2021 and 2020 was $435.3 million and $130.2 million, respectively. Our diluted net income per share during the three months ended June 30, 2021 increased by $2.52 compared to the same period in 2020. The increase in net income during the three months ended June 30, 2021 was primarily the result of increased revenues and the gain on event cancellation insurance claims, partially offset by an increase in income tax expense. The increase in net income during the six months ended June 30, 2021 was primarily the result of increased revenues, the gain on event cancellation insurance claims, the gain from de-designated interest rate swaps and the prior year loss on de-designation of interest rate swaps, partially offset by the increase in income tax expense.

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

The sections below present the results of the Company’s three reportable business segments.

Research

	As Of And For The Three Months Ended June 30, 2021	As Of And For The Three Months Ended June 30, 2020	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Six Months Ended June 30, 2021	As Of And For The Six Months Ended June 30, 2020	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$1,003,238	$875,329	$127,909	15%	$1,982,970	$1,784,620	$198,350	11%
Gross contribution (1)	$742,131	$632,624	$109,507	17%	$1,466,503	$1,286,094	$180,409	14%
Gross contribution margin	74%	72%	2 points	—	74%	72%	2 points	—
Business Measurements:
Global Technology Sales (2):
Contract value (1), (3)	$3,066,000	$2,814,000	$252,000	9%
Client retention	85%	80%	5 point	—
Wallet retention	101%	100%	1 point	—
Global Business Sales (2):
Contract value (1), (3)	$770,000	$652,000	$118,000	18%
Client retention	85%	83%	2 points	—
Wallet retention	110%	100%	10 points	—

(1)Dollars in thousands.
(2)Global Technology Sales includes sales to users and providers of technology. Global Business Sales includes sales to all other functional leaders.
(3)Contract values are on a foreign exchange neutral basis. Contract values as of June 30, 2020 have been calculated using the same foreign currency rates as 2021.

Research revenues increased by $127.9 million during the three months ended June 30, 2021 compared to the same period in 2020, or 15% on a reported basis and 11% excluding the foreign currency impact. The segment gross contribution margin was 74% and 72% during the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021, research revenues increased by $198.4 million compared to the same period in 2020, or 11% on a reported basis and 8% excluding the foreign currency impact. The increase in revenues during 2021 was primarily due to the same factors driving the trend in our Research contract value, which are discussed below. The improvement in margin of 2 points for the three months ended June 30, 2021 compared to the same prior year period was primarily due to the growth in revenue. The six months ended June 30, 2021 also benefited from a decline in travel and entertainment expenses due to COVID-19 travel restrictions.

Total contract value increased to $3.8 billion at June 30, 2021, or 11% compared to June 30, 2020 on a foreign currency neutral basis. Global Technology Sales (“GTS”) contract value increased by 9% at June 30, 2021 when compared to June 30, 2020. The increase in GTS contract value was primarily due to new business from new and existing clients, as well as improved client retention. Global Business Sales (“GBS”) contract value increased by 18% year-over-year, also primarily driven by new business from new and existing clients, as well as improved client retention.

GTS client retention was 85% and 80% as of June 30, 2021 and 2020, respectively, while wallet retention was 101% and 100%, respectively. GBS client retention was 85% and 83% as of June 30, 2021 and 2020, respectively, while wallet retention was 110% and 100%, respectively. The increase in GBS wallet retention was largely due to increased spending by existing clients. The number of GTS client enterprises increased by 9% when compared to prior year, while GBS client enterprises declined by 1% at June 30, 2021 when compared to June 30, 2020.

Conferences

	As Of And For The Three Months Ended June 30, 2021	As Of And For The Three Months Ended June 30, 2020	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Six Months Ended June 30, 2021	As Of And For The Six Months Ended June 30, 2020	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$58,179	$317	$57,862	nm	$82,981	$14,187	$68,794	485%
Gross contribution (1)	$42,602	$(11,230)	$53,832	nm	$56,498	$(17,290)	$73,788	(427)%
Gross contribution margin	73%	nm	nm	—	68%	(122)%	nm	—
Business Measurements:
Number of destination conferences (2)	13	—	13	nm	18	5	13	260%
Number of destination conferences attendees (2)	15,269	—	15,269	nm	20,651	3,364	17,287	514%

nm = not meaningful
(1)Dollars in thousands.
(2)Includes both virtual and in-person conferences. Single day, local meetings are excluded.

In response to the COVID-19 pandemic, we cancelled all in-person conferences from March 2020 through at least August 2021, and pivoted to producing virtual conferences with a focus on maximizing the value we deliver to our clients. We held 13 and 18 virtual conferences during the three and six months ended June 30, 2021, respectively, and plan on holding additional virtual conferences through the remainder of 2021. Operationally, we are planning to resume some in-person conferences starting in September 2021, and we intend to continue to put on virtual conferences. Conferences revenues increased by $57.9 million during the three months ended June 30, 2021 compared to the same period in 2020. Conferences revenues increased by $68.8 million during the six months ended June 30, 2021, compared to the same period in 2020. The increase in revenues for the three months ended June 30, 2021 was the result of the virtual conferences held during the period. The increase in revenues for the six months ended June 30, 2021 was due to the virtual conferences held during the period, as well as the use of ticket entitlements which we extended from 2020 due to the pandemic. Gross contribution increased to $42.6 million during the three months ended June 30, 2021 compared to a loss of $11.2 million in the same period last year. Gross contribution increased to $56.5 million during the six months ended June 30, 2021 compared to a loss of $17.3 million in the same period last year.

Consulting

	As Of And For The Three Months Ended June 30, 2021	As Of And For The Three Months Ended June 30, 2020	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Six Months Ended June 30, 2021	As Of And For The Six Months Ended June 30, 2020	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$105,902	$97,489	$8,413	9%	$205,406	$193,219	$12,187	6%
Gross contribution (1)	$42,770	$33,542	$9,228	28%	$81,868	$62,925	$18,943	30%
Gross contribution margin	40%	34%	6 points	—	40%	33%	7 points	—
Business Measurements:
Backlog (1), (2)	$108,400	$101,600	$6,800	7%
Billable headcount	740	796	(56)	(7)%
Consultant utilization	70%	59%	11 points	—	69%	61%	8 points	—
Average annualized revenue per billable headcount (1)	$379	$353	$26	7%	$383	$360	$23	6%

(1)Dollars in thousands.
(2)Backlog is on a foreign exchange neutral basis. Backlog as of June 30, 2020 has been calculated using the same foreign currency rates as 2021.

Consulting revenues increased 9% during the three months ended June 30, 2021 compared to the same period in 2020 on a reported basis and 4% excluding the foreign currency impact, with a revenue increase in labor-based consulting of 25% and a decrease in contract optimization of 31%, each on a reported basis. Contract optimization revenue may vary significantly and, as such, revenues for the second quarter of 2021 may not be indicative of results for the remainder of 2021 or beyond. The segment gross contribution margin was 40% and 34% for the three months ended June 30, 2021 and 2020, respectively. The increase in gross contribution margin during the second quarter of 2021 was primarily due to the increase in revenue, as well as reduced personnel expenses. Consultant utilization increased by 11 points during the three months ended June 30, 2021 compared to the same period in 2020 due to a reduction in billable headcount.

For the six months ended June 30, 2021, Consulting revenues increased 6% compared to the same period in 2020 on a reported basis and 2% excluding the foreign currency impact, while the segment gross contribution margin increased by 7 points. The increase in revenues was due to the same factors that caused the increase during the second quarter of 2021.

Backlog increased by $6.8 million, or 7%, from June 30, 2020 to June 30, 2021 on a foreign currency neutral basis. The $108.4 million of backlog at June 30, 2021 represented approximately four months of backlog, which is in line with the Company’s operational target.

LIQUIDITY AND CAPITAL RESOURCES

We finance our operations through cash generated from our operating activities and borrowings. Note 8 — Debt in the Notes to Condensed Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations. At June 30, 2021, we had $796.3 million of cash and cash equivalents and approximately $1.0 billion of available borrowing capacity on the revolving credit facility under our 2020 Credit Agreement. We believe that the Company has adequate liquidity to meet its currently anticipated needs for at least the next twelve months.

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

Our cash and cash equivalents are held in numerous locations throughout the world with 60% held overseas at June 30, 2021. We intend to reinvest substantially all of our accumulated undistributed foreign earnings, except in instances where repatriation would result in minimal additional tax. As a result of the U.S. Tax Cuts and Jobs Act of 2017, we believe that the income tax impact if such earnings were repatriated would be minimal.

The table below summarizes the changes in the Company’s cash balances for the periods indicated (in thousands).

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020	Increase (Decrease)
Cash provided by operating activities	$732,645	$398,917	$333,728
Cash used in investing activities	(47,253)	(45,865)	(1,388)
Cash used in financing activities	(590,237)	(275,753)	(314,484)
Net increase in cash and cash equivalents and restricted cash	95,155	77,299	17,856
Effects of exchange rates	(7,281)	(1,502)	(5,779)
Beginning cash and cash equivalents	712,583	280,836	431,747
Ending cash and cash equivalents and restricted cash	$800,457	$356,633	$443,824

Operating

Cash provided by operating activities was $732.6 million and $398.9 million during the six months ended June 30, 2021 and 2020, respectively. The year-over-year increase was primarily due to higher pre-tax income in the 2021 period, in part due to a $135.5 million gain on event cancellation insurance claims, and an increase in deferred revenues resulting from increased bookings in Research, partially offset by higher income tax payments.

Investing

Cash used in investing activities was $47.3 million and $45.9 million during the six months ended June 30, 2021 and 2020, respectively. The cash used in 2021 was for capital expenditures and the acquisition of Pulse Q&A Inc. The increase from 2020 to 2021 was the result of the 2021 acquisition of Pulse Q&A Inc., partially offset by reduced capital spending in response to the COVID-19 pandemic.

Financing

Cash used in financing activities was $590.2 million and $275.8 million during the six months ended June 30, 2021 and 2020, respectively. During the 2021 period, we issued $600.0 million of 3.625% Senior Notes due 2029, and repaid $100.0 million on our term loan facility under the 2020 Credit Agreement with a portion of the proceeds from the issuance of the 2029 Notes. We also repaid a net $5.0 million on our revolving credit facility under the 2020 Credit Agreement, paid a net $105.3 million in debt principal repayments and used $1,083.4 million of cash for share repurchases. During the 2020 period, we issued $800.0 million of 4.50% Senior Notes due 2028, paid a net $148.0 million on our then existing revolving credit facility, paid a net $853.1 million in debt principal repayments and used $73.9 million of cash for share repurchases.

Debt

As of June 30, 2021, the Company had $2.5 billion of principal amount of debt outstanding, of which $2.7 million is to be repaid in the remainder of fiscal year 2021. Note 8 — Debt in the Notes to Condensed Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations. From time to time, the Company may seek to retire or repurchase its outstanding debt through various methods including open market repurchases, negotiated block transactions, or otherwise, all or some of which may be effected through Rule 10b5-1 plans. Such transactions, if any, depend on prevailing market conditions, our liquidity and capital requirements, contractual restrictions, and other factors, and may involve material amounts.

On June 18, 2021, the Company issued $600.0 million aggregate principal amount of 3.625% Senior Notes due 2029. The 2029 Notes were issued pursuant to the 2029 Note Indenture, dated as of June 18, 2021, among the Company, the guarantors party thereto and U.S. Bank National Association, as trustee.

The 2029 Notes were issued at an issue price of 100.00% and bear interest at a rate of 3.625% per annum. Interest on the 2029 Notes is payable on June 15 and December 15 of each year, beginning on December 15, 2021. The Notes will mature on June 15, 2029.

The Company used a portion of the net proceeds of the 2029 Notes (i) to repay $100.0 million of the outstanding borrowings under the Company’s existing term loan facility and (ii) to pay related fees and expenses The Company intends to use the remaining net proceeds from the issuance of the 2029 Notes for general corporate purposes.

OFF BALANCE SHEET ARRANGEMENTS

From January 1, 2021 through June 30, 2021, the Company has not entered into any material off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

As of June 30, 2021, the Company had $2.5 billion in total debt principal outstanding. Note 8 — Debt in the Notes to Condensed Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations.

Approximately $0.3 billion of the Company’s total debt outstanding as of June 30, 2021 was based on a floating base rate of interest, which potentially exposes the Company to increases in interest rates. However, we reduce our overall exposure to interest rate increases through our interest rate swap contracts, which effectively convert the floating base interest rates on all of our variable rate borrowings to fixed rates.

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

Translation risk arises as our foreign currency assets and liabilities are translated into U.S. dollars because the functional currencies of our foreign operations are generally denominated in the local currency. Adjustments resulting from the translation of these assets and liabilities are deferred and recorded as a component of stockholders’ equity. A measure of the potential impact of foreign currency translation can be determined through a sensitivity analysis of our cash and cash equivalents. At June 30, 2021, we had $796.3 million of cash and cash equivalents, with a substantial portion denominated in foreign currencies. If the exchange rates of the foreign currencies we hold all changed in comparison to the U.S. dollar by 10%, the amount of cash and cash equivalents we would have reported on June 30, 2021 could have increased or decreased by approximately $55.1 million. The translation of our foreign currency revenues and expenses historically has not had a material impact on our consolidated earnings because movements in and among the major currencies in which we operate tend to impact our revenues and expenses fairly equally. However, our earnings could be impacted during periods of significant exchange rate volatility, or when some or all of the major currencies in which we operate move in the same direction against the U.S. dollar.

Transaction risk arises when we enter into a transaction that is denominated in a currency that may differ from the local functional currency. As these transactions are translated into the local functional currency, a gain or loss may result, which is recorded in current period earnings. We typically enter into foreign currency forward exchange contracts to mitigate the effects of some of this foreign currency transaction risk. Our outstanding foreign currency forward exchange contracts as of June 30, 2021 had an immaterial net unrealized loss.

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

Management conducted an evaluation, as of June 30, 2021, of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed under the Exchange Act.

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

Issuer Purchases of Equity Securities

In May 2015, the Company’s Board of Directors (the “Board”) authorized a share repurchase program to repurchase up to $1.2 billion of the Company’s common stock. The Board authorized incremental share repurchases of up to an additional $300 million and $500 million of the Company’s common stock in February 2021 and April 2021, respectively. The Board authorized incremental shares repurchases of up to an additional $800 million in July 2021. The Company may repurchase its common stock from time-to-time in amounts, at prices and in the manner that the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended), accelerated share repurchases, private transactions or other transactions and will be funded by cash on hand and borrowings. Repurchases may also be made from time-to-time in connection with the settlement of the Company’s stock-based compensation awards. The table below summarizes the repurchases of our common stock during the three months ended June 30, 2021 pursuant to the prior $2.0 billion share repurchase authorization and the settlement of stock-based compensation awards.

Period	Total Number of Shares Purchased (#)	Average Price Paid Per Share ($)	Total Number of Shares Purchased Under Announced Programs (#)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1, 2021 to April 30, 2021	1,091,177	$192.22	1,090,437	$789,735
May 1, 2021 to May 31, 2021	595,272	228.52	543,320	665,739
June 1, 2021 to June 30, 2021	1,408,257	234.25	1,407,446	$336,054
Total for the quarter (1)	3,094,706	$218.33	3,041,203

(1)The repurchased shares during the three months ended June 30, 2021 included purchases for both the settlement of stock-based compensation awards and open market purchases.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

3.1 (1)	By-laws of Gartner, Inc. (as amended through April 29, 2021).

4.1 (2)
Indenture (including form of Notes), dated as of June 18, 2021, among Gartner, Inc., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the $600,000,000 aggregate principal amount of 3.625% Senior Notes due 2029.

10.1 (1)	Amendment to Employment Agreement between Eugene A. Hall and the Company dated as of April 29, 2021.

10.2 (3)	Gartner, Inc. 2011 Employee Stock Purchase Plan, as amended and restated, effective September 1, 2021.

31.1*	Certification of chief executive officer under Rule 13a — 14(a)/15d — 14(a).

31.2*	Certification of chief financial officer under Rule 13a — 14(a)/15d — 14(a).

32*	Certification under 18 U.S.C. 1350.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101).

*     Filed with this report.
(1) Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 5, 2021.
(2) Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 21, 2021.
(3) Incorporated by reference from Appendix A of the Company’s Definitive Proxy Statement filed on April 19, 2021.

Items 3 and 4 of Part II are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gartner, Inc.

Date:	August 3, 2021	/s/ Craig W. Safian
Craig W. Safian
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)