Form 10-Q
period 2021-09-30
GARTNER INC
filed 2021-11-02
CIK 749251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 29, 2021, 82,239,010 shares of the registrant’s common shares were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited; in thousands, except share data)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$765,530	$712,583
Fees receivable, net of allowances of $6,000 and $10,000, respectively	969,966	1,241,508
Deferred commissions	250,409	259,755
Prepaid expenses and other current assets	122,943	109,212
Total current assets	2,108,848	2,323,058
Property, equipment and leasehold improvements, net	297,020	336,765
Operating lease right-of-use assets	616,317	647,283
Goodwill	2,952,927	2,945,547
Intangible assets, net	743,950	806,998
Other assets	275,577	256,316
Total Assets	$6,994,639	$7,315,967
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$870,310	$952,431
Deferred revenues	2,028,908	1,974,548
Current portion of long-term debt	5,326	20,515
Total current liabilities	2,904,544	2,947,494
Long-term debt, net of deferred financing fees	2,457,643	1,958,286
Operating lease liabilities	740,088	780,166
Other liabilities	557,857	539,593
Total Liabilities	6,660,132	6,225,539
Stockholders’ Equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0005 par value, 250,000,000 shares authorized; 163,602,067 shares issued for both periods	82	82
Additional paid-in capital	2,054,563	1,968,930
Accumulated other comprehensive loss, net	(83,837)	(99,228)
Accumulated earnings	2,839,668	2,255,467
Treasury stock, at cost, 80,666,111 and 74,759,985 common shares, respectively	(4,475,969)	(3,034,823)
Total Stockholders’ Equity	334,507	1,090,428
Total Liabilities and Stockholders’ Equity	$6,994,639	$7,315,967

See the accompanying notes to Condensed Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Research	$1,037,124	$892,719	$3,020,094	$2,677,339
Conferences	24,415	12,738	107,396	26,925
Consulting	94,743	89,161	300,149	282,380
Total revenues	1,156,282	994,618	3,427,639	2,986,644
Costs and expenses:
Cost of services and product development	359,237	329,767	1,044,506	993,596
Selling, general and administrative	512,573	521,508	1,488,324	1,512,987
Depreciation	25,371	22,743	76,972	67,988
Amortization of intangibles	27,109	31,228	83,777	94,615
Acquisition and integration charges	1,771	1,722	3,713	5,438
Total costs and expenses	926,061	906,968	2,697,292	2,674,624
Operating income	230,221	87,650	730,347	312,020
Interest expense, net	(31,599)	(30,538)	(85,138)	(87,182)
Gain on event cancellation insurance claims	—	—	135,545	—
Loss on extinguishment of debt	—	(44,814)	—	(44,814)
Other income (expense), net	211	1,869	12,019	(10,046)
Income before income taxes	198,833	14,167	792,773	169,978
Provision (benefit) for income taxes	49,968	(2,797)	208,572	22,840
Net income	$148,865	$16,964	$584,201	$147,138

Net income per share:
Basic	$1.78	$0.19	$6.80	$1.65
Diluted	$1.76	$0.19	$6.72	$1.63
Weighted average shares outstanding:
Basic	83,566	89,378	85,877	89,307
Diluted	84,766	89,955	86,925	90,002

See the accompanying notes to Condensed Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited; in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$148,865	$16,964	$584,201	$147,138
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(6,488)	7,498	(1,172)	(15,066)
Interest rate swaps – net change in deferred gain or loss	5,529	4,379	16,256	(37,453)
Pension plans – net change in deferred actuarial loss	100	85	307	244
Other comprehensive (loss) income, net of tax	(859)	11,962	15,391	(52,275)
Comprehensive income	$148,006	$28,926	$599,592	$94,863

See the accompanying notes to Condensed Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited; in thousands)

Three and Nine Months Ended September 30, 2021
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Accumulated Earnings	Treasury Stock	Total
Balance at December 31, 2020	$82	$1,968,930	$(99,228)	$2,255,467	$(3,034,823)	$1,090,428
Net income	—	—	—	164,100	—	164,100
Other comprehensive income	—	—	6,050	—	—	6,050
Issuances under stock plans	—	(1,543)	—	—	6,923	5,380
Common share repurchases	—	—	—	—	(410,450)	(410,450)
Stock-based compensation expense	—	36,086	—	—	—	36,086
Balance at March 31, 2021	$82	$2,003,473	$(93,178)	$2,419,567	$(3,438,350)	$891,594
Net income	—	—	—	271,236	—	271,236
Other comprehensive income	—	—	10,200	—	—	10,200
Issuances under stock plans	—	2,063	—	—	2,017	4,080
Common share repurchases	—	—	—	—	(675,662)	(675,662)
Stock-based compensation expense	—	26,190	—	—	—	26,190
Balance at June 30, 2021	$82	$2,031,726	$(82,978)	$2,690,803	$(4,111,995)	$527,638
Net income	—	—	—	148,865	—	148,865
Other comprehensive loss	—	—	(859)	—	—	(859)
Issuances under stock plans	—	3,411	—	—	720	4,131
Common share repurchases	—	—	—	—	(364,694)	(364,694)
Stock-based compensation expense	—	19,426	—	—	—	19,426
Balance at September 30, 2021	$82	$2,054,563	$(83,837)	$2,839,668	$(4,475,969)	$334,507

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

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Nine Months Ended
	September 30,
	2021	2020
Operating activities:
Net income	$584,201	$147,138
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	160,749	162,603
Stock-based compensation expense	81,702	56,308
Deferred taxes	449	(6,548)
Loss on extinguishment of debt	—	44,814
Reduction in the carrying amount of operating lease right-of-use assets	56,162	62,876
Amortization and write-off of deferred financing fees	3,036	7,487
Amortization of deferred swap losses from de-designation	—	10,320
(Gain) loss on de-designated swaps	(12,149)	476
Changes in assets and liabilities:
Fees receivable, net	257,541	369,119
Deferred commissions	6,783	56,094
Prepaid expenses and other current assets	(18,418)	(9,104)
Other assets	(23,979)	(3,509)
Deferred revenues	103,565	(210,170)
Accounts payable and accrued and other liabilities	(121,958)	(45,074)
Cash provided by operating activities	1,077,684	642,830
Investing activities:
Additions to property, equipment and leasehold improvements	(38,670)	(60,845)
Acquisitions - cash paid (net of cash acquired)	(23,030)	—
Cash used in investing activities	(61,700)	(60,845)
Financing activities:
Proceeds from employee stock purchase plan	13,527	13,813
Proceeds from borrowings	600,000	2,000,000
Early redemption premium payment	—	(30,752)
Payments of deferred financing fees	(7,320)	(23,627)
Proceeds from revolving credit facility	—	327,000
Payments on revolving credit facility	(5,000)	(475,000)
Payments on borrowings	(106,585)	(2,053,342)
Purchases of treasury stock	(1,438,808)	(76,117)
Cash used in financing activities	(944,186)	(318,025)
Net increase in cash and cash equivalents and restricted cash	71,798	263,960
Effects of exchange rates on cash and cash equivalents	(14,651)	8,919
Cash and cash equivalents, beginning of period	712,583	280,836
Cash and cash equivalents and restricted cash, end of period	$769,730	$553,715

See the accompanying notes to Condensed Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 — Business and Basis of Presentation

Business. Gartner (NYSE: IT) delivers actionable, objective insight to executives and their teams. Our expert guidance and tools enable faster, smarter decisions and stronger performance on an organization’s most critical priorities.

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

The fiscal year of Gartner is the twelve-month period from January 1 through December 31. In the opinion of management, all normal recurring accruals and adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented herein have been included. The results of operations for the three and nine months ended September 30, 2021 may not be indicative of the results of operations for the remainder of 2021 or beyond. When used in these notes, the terms “Gartner,” the “Company,” “we,” “us,” or “our” refer to Gartner, Inc. and its consolidated subsidiaries.

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

Cash and cash equivalents and restricted cash. For the nine months ended September 30, 2021, the end of period cash and cash equivalents and restricted cash balance of $769.7 million in the accompanying Condensed Consolidated Statements of Cash Flows consisted of $765.5 million of cash and cash equivalents and $4.2 million of restricted cash. The restricted cash was classified in Prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2021.

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

Adoption of new accounting standards. The Company adopted the accounting standard described below during the nine months ended September 30, 2021.

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

Note 2 — Acquisition

On June 17, 2021, the Company acquired 100% of the outstanding capital stock of Pulse Q&A Inc. (“Pulse”), a privately-held company based in San Francisco, California, for an aggregate purchase price of $29.1 million. Pulse is a technology-enabled community platform.

For cash flow reporting purposes, the Company paid $23.0 million in cash for Pulse after considering the cash acquired with the business, amounts held in escrow and certain other purchase price adjustments at closing. In addition to the purchase price, the Company may also be required to pay up to $4.5 million in cash in the future based on the continuing employment of certain key employees. Such amount will be recognized as compensation expense over three years and reported in Acquisition and integration charges in the Condensed Consolidated Statements of Operations.

The Company recorded $30.5 million of goodwill and finite-lived intangible assets for Pulse and $1.4 million of liabilities on a net basis. The Company believes that the recorded goodwill is supported by the anticipated synergies resulting from the acquisition. None of the recorded goodwill will be deductible for tax purposes. The fair value measurement of the finite-lived intangible assets was based primarily on an incremental profits valuation methodology, which included significant unobservable inputs and thus represented a Level 3 measurement as defined in FASB ASC Topic 820. The allocation of the purchase price is preliminary with respect to certain tax matters and the finalization of the valuation of finite-lived intangible assets.

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

The Company’s most recent annual impairment test of goodwill was a qualitative analysis conducted during the quarter ended September 30, 2021 that indicated no impairment. Subsequent to completing the 2021 annual impairment test, there were no events or changes in circumstances noted that required an interim impairment test.

The table below presents changes to the carrying amount of goodwill by segment during the nine months ended September 30, 2021 (in thousands).

	Research	Conferences	Consulting	Total
Balance at December 31, 2020 (1)	$2,664,732	$184,091	$96,724	$2,945,547
Additions due to an acquisition (2)	11,045	—	—	11,045
Foreign currency translation impact	(3,510)	(44)	(111)	(3,665)
Balance at September 30, 2021 (1)	$2,672,267	$184,047	$96,613	$2,952,927

(1)The Company does not have any accumulated goodwill impairment losses.
(2)The additions were due to the acquisition of Pulse on June 17, 2021. See Note 2 — Acquisition for additional information.

Finite-Lived Intangible Assets

The tables below present reconciliations of the carrying amounts of the Company’s finite-lived intangible assets as of the dates indicated (in thousands).

September 30, 2021	Customer Relationships	Software	Content	Other	Total
Gross cost at December 31, 2020	$1,154,210	$110,597	$3,965	$10,614	$1,279,386
Additions due to an acquisition (1)	7,980	11,200	—	320	19,500
Intangible assets fully amortized	(24,603)	(60,631)	(3,965)	(320)	(89,519)
Foreign currency translation impact	1,271	130	—	—	1,401
Gross cost	1,138,858	61,296	—	10,614	1,210,768
Accumulated amortization (2)	(429,234)	(33,058)	—	(4,526)	(466,818)
Balance at September 30, 2021	$709,624	$28,238	$—	$6,088	$743,950

December 31, 2020	Customer Relationships	Software	Content	Other	Total
Gross cost	$1,154,210	$110,597	$3,965	$10,614	$1,279,386
Accumulated amortization (2)	(381,776)	(83,320)	(3,595)	(3,697)	(472,388)
Balance at December 31, 2020	$772,434	$27,277	$370	$6,917	$806,998

(1) The additions were due to the acquisition of Pulse on June 17, 2021. See Note 2 — Acquisition for additional information.
(2) Finite-lived intangible assets are amortized using the straight-line method over the following periods: Customer relationships—6 to 13 years; Software—3 to 7 years; Content—2 to 3 years; and Other—2 to 11 years.

Amortization expense related to finite-lived intangible assets was $27.1 million and $31.2 million during the three months ended September 30, 2021 and 2020, respectively, and $83.8 million and $94.6 million during the nine months ended September 30, 2021 and 2020. The estimated future amortization expense by year for finite-lived intangible assets is presented in the table below (in thousands).

2021 (remaining three months)	$25,311
2022	101,244
2023	101,229
2024	94,027
2025	83,491
Thereafter	338,648
$743,950

Note 4 — Revenue and Related Matters

Disaggregated Revenue — The Company’s disaggregated revenue by reportable segment is presented in the tables below for the periods indicated (in thousands).

By Primary Geographic Market (1)

Three Months Ended September 30, 2021

Primary Geographic Market	Research	Conferences	Consulting	Total
United States and Canada	$671,517	$14,171	$56,715	$742,403
Europe, Middle East and Africa	242,273	7,975	26,707	276,955
Other International	123,334	2,269	11,321	136,924
Total revenues	$1,037,124	$24,415	$94,743	$1,156,282

Three Months Ended September 30, 2020

Primary Geographic Market	Research	Conferences	Consulting	Total
United States and Canada	$574,203	$10,669	$55,389	$640,261
Europe, Middle East and Africa	210,152	2,064	23,495	235,711
Other International	108,364	5	10,277	118,646
Total revenues	$892,719	$12,738	$89,161	$994,618

Nine Months Ended September 30, 2021

Primary Geographic Market	Research	Conferences	Consulting	Total
United States and Canada	$1,949,282	$74,098	$173,806	$2,197,186
Europe, Middle East and Africa	709,230	25,156	92,528	$826,914
Other International	361,582	8,142	33,815	$403,539
Total revenues	$3,020,094	$107,396	$300,149	$3,427,639

Nine Months Ended September 30, 2020

Primary Geographic Market	Research	Conferences	Consulting	Total
United States and Canada	$1,737,603	$16,966	$167,570	$1,922,139
Europe, Middle East and Africa	612,946	4,211	83,691	700,848
Other International	326,790	5,748	31,119	363,657
Total revenues	$2,677,339	$26,925	$282,380	$2,986,644

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

By Timing of Revenue Recognition

Three Months Ended September 30, 2021

Timing of Revenue Recognition	Research	Conferences	Consulting	Total
Transferred over time (1)	$944,206	$—	$77,538	$1,021,744
Transferred at a point in time (2)	92,918	24,415	17,205	134,538
Total revenues	$1,037,124	$24,415	$94,743	$1,156,282

Three Months Ended September 30, 2020

Timing of Revenue Recognition	Research	Conferences	Consulting	Total
Transferred over time (1)	$823,658	$—	$73,989	$897,647
Transferred at a point in time (2)	69,061	12,738	15,172	96,971
Total revenues	$892,719	$12,738	$89,161	$994,618

Nine Months Ended September 30, 2021

Timing of Revenue Recognition	Research	Conferences	Consulting	Total
Transferred over time (1)	$2,755,047	$—	$247,869	$3,002,916
Transferred at a point in time (2)	265,047	107,396	52,280	424,723
Total revenues	$3,020,094	$107,396	$300,149	$3,427,639

Nine Months Ended September 30, 2020

Timing of Revenue Recognition	Research	Conferences	Consulting	Total
Transferred over time (1)	$2,463,434	$—	$224,027	$2,687,461
Transferred at a point in time (2)	213,905	26,925	58,353	299,183
Total revenues	$2,677,339	$26,925	$282,380	$2,986,644

(1)Research revenues are recognized in connection with performance obligations that are satisfied over time using a time-elapsed output method to measure progress. Consulting revenues are recognized over time using labor hours as an input measurement basis.
(2)The revenues in this category are recognized in connection with performance obligations that are satisfied at the point in time that the contractual deliverables are provided to the customer.

Performance Obligations — For customer contracts that are greater than one year in duration, the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied (or partially unsatisfied) as of September 30, 2021 was approximately $3.8 billion. The Company expects to recognize $668.1 million, $2,080.5 million and $1,054.5 million of this revenue (most of which pertains to Research) during the remainder of 2021, the year ending December 31, 2022 and thereafter, respectively. The Company applies a practical expedient that is permitted under ASC Topic 606 and, accordingly, it does not disclose such performance obligation information for customer contracts that have original durations of one year or less. The Company’s performance obligations for contracts meeting this ASC Topic 606 disclosure exclusion primarily include: (i) stand-ready services under Research subscription contracts; (ii) holding conferences and meetings where attendees and exhibitors can participate; and (iii) providing customized Consulting solutions for clients under fixed fee and time and materials engagements. The remaining duration of these performance obligations is generally less than one year, which aligns with the period that the parties have enforceable rights and obligations under the affected contracts.

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

	September 30,	December 31,
	2021	2020
Assets:
Fees receivable, gross (1)	$975,966	$1,251,508
Contract assets recorded in Prepaid expenses and other current assets (2)	$24,318	$14,440
Contract liabilities:
Deferred revenues (current liability) (3)	$2,028,908	$1,974,548
Non-current deferred revenues recorded in Other liabilities (3)	52,043	26,754
Total contract liabilities	$2,080,951	$2,001,302

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

The Company recognized revenue of $818.4 million and $681.6 million during the three months ended September 30, 2021 and 2020, respectively, and $1,505.4 million and $1,354.2 million during the nine months ended September 30, 2021 and 2020, respectively, that was attributable to deferred revenues that were recorded at the beginning of each such period. Those amounts primarily consisted of (i) Research revenues that were recognized ratably as control of the goods or services passed to the customer and (ii) Conferences revenue pertaining to conferences and meetings that occurred during the reporting periods. During each of the three and nine months ended September 30, 2021 and 2020, the Company did not record any material impairments related to its contract assets.

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

The table below sets forth the calculation of basic and diluted income per share for the periods indicated (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:
Net income used for calculating basic and diluted income per share	$148,865	$16,964	$584,201	$147,138
Denominator:
Weighted average common shares used in the calculation of basic income per share	83,566	89,378	85,877	89,307
Dilutive effect of outstanding awards associated with stock-based compensation plans (1)	1,200	577	1,048	695
Shares used in the calculation of diluted income per share	84,766	89,955	86,925	90,002
Basic income per share	$1.78	$0.19	$6.80	$1.65
Diluted income per share	$1.76	$0.19	$6.72	$1.63

(1)Certain potential shares of common stock were not included in the computation of diluted income per share because the effect would have been anti-dilutive. For the three and nine months ended September 30, 2020, approximately 0.5 million and 0.8 million shares of common stock equivalents, respectively, were excluded from the calculation of diluted income per share because they were anti-dilutive. For both of the three and nine months ended September 30, 2021, the number of anti-dilutive shares was de minimis.

Note 6 — Stock-Based Compensation

The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company currently awards stock-settled stock appreciation rights, service-based and performance-based restricted stock units, and common stock equivalents. As of September 30, 2021, the Company had 4.2 million shares of its common stock, par value $0.0005 per share, (the “Common Stock”) available for stock-based compensation awards under its current Long-Term Incentive Plan as amended and restated in January 2019 (the “Plan”).

The tables below summarize the Company’s stock-based compensation expense by award type and expense category line item during the periods indicated (in millions).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Award type	2021	2020	2021	2020
Stock appreciation rights	$2.1	$2.1	$6.1	$5.7
Restricted stock units (2)	17.1	13.2	75.0	50.0
Common stock equivalents	0.2	0.2	0.6	0.6
Total (1)	$19.4	$15.5	$81.7	$56.3

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Expense category line item	2021	2020	2021	2020
Cost of services and product development	$6.9	$6.1	$28.6	$25.3
Selling, general and administrative	12.5	9.4	53.1	31.0
Total (1) (2)	$19.4	$15.5	$81.7	$56.3

(1)Includes charges of $5.5 million and $3.4 million during the three months ended September 30, 2021 and 2020, respectively, and $38.3 million and $20.2 million during the nine months ended September 30, 2021 and 2020, respectively, for awards to retirement-eligible employees. Those awards vest on an accelerated basis.
(2)On February 5, 2020, prior to the COVID-19 related shutdown in the U.S., the Compensation Committee (“Committee”) of the Board of Directors of the Company established performance measures for the performance-based restricted stock units (the “PSUs”) awarded to the Company’s executive officers in 2020 under the Plan. Based on preliminary corporate performance results for the 2020 performance measures, the 2020 PSUs would have been earned at 50% of target.

However, on February 3, 2021, the Committee determined to use its discretion under the Plan to approve a payout at 95% of target. In deciding to exercise this discretion to adjust the performance-based RSU payout, the Committee considered the Company’s strong overall performance in 2020 despite the significant negative impact of the COVID-19 pandemic. As a result of the modification, the Company recognized $6.5 million of incremental compensation cost during the nine months ended September 30, 2021.

Note 7 — Segment Information

The Company’s products and services are delivered through three segments – Research, Conferences and Consulting, as described below.

•Research equips executives and their teams from every function and across all industries with actionable, objective insight, guidance and tools. Our experienced experts deliver all this value informed by an unmatched combination of practitioner-sourced and data-driven research to help our clients address their most critical priorities.

•Conferences provides executives and teams across an organization the opportunity to learn, share and network. From our Gartner Symposium/Xpo series, to industry-leading conferences focused on specific business roles and topics, to peer-driven sessions, our offerings enable attendees to experience the best of Gartner insight and guidance.

•Consulting serves senior executives leading technology-driven strategic initiatives leveraging the power of Gartner’s actionable, objective insight. Through custom analysis and on-the-ground support we enable optimized technology investments and stronger performance on our clients’ most critical priorities.

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

The tables below present information about the Company’s reportable segments for the periods indicated (in thousands).

Three Months Ended September 30, 2021	Research	Conferences	Consulting	Consolidated
Revenues	$1,037,124	$24,415	$94,743	$1,156,282
Gross contribution	769,091	11,456	30,972	811,519
Corporate and other expenses				(581,298)
Operating income				$230,221

Three Months Ended September 30, 2020	Research	Conferences	Consulting	Consolidated
Revenues	$892,719	$12,738	$89,161	$994,618
Gross contribution	642,328	2,044	28,161	672,533
Corporate and other expenses				(584,883)
Operating income				$87,650

Nine Months Ended September 30, 2021	Research	Conferences	Consulting	Consolidated
Revenues	$3,020,094	$107,396	$300,149	$3,427,639
Gross contribution	2,235,594	67,954	112,840	2,416,388
Corporate and other expenses				(1,686,041)
Operating income				$730,347

Nine Months Ended September 30, 2020	Research	Conferences	Consulting	Consolidated
Revenues	$2,677,339	$26,925	$282,380	$2,986,644
Gross contribution	1,928,422	(15,246)	91,086	2,004,262
Corporate and other expenses				(1,692,242)
Operating income				$312,020

The table below provides a reconciliation of total segment gross contribution to net income for the periods indicated (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Total segment gross contribution	$811,519	$672,533	$2,416,388	$2,004,262
Costs and expenses:
Cost of services and product development - unallocated (1)	14,474	7,682	33,255	11,214
Selling, general and administrative	512,573	521,508	1,488,324	1,512,987
Depreciation and amortization	52,480	53,971	160,749	162,603
Acquisition and integration charges	1,771	1,722	3,713	5,438
Operating income	230,221	87,650	730,347	312,020
Interest expense and other, net	(31,388)	(28,669)	(73,119)	(97,228)
Gain on event cancellation insurance claims	—	—	135,545	—
Loss on extinguishment of debt	—	(44,814)	—	(44,814)
Less: Provision (benefit) for income taxes	49,968	(2,797)	208,572	22,840
Net income	$148,865	$16,964	$584,201	$147,138

(1)The unallocated amounts consist of certain bonus and fringe costs recorded in consolidated Cost of services and product development that are not allocated to segment expense. The Company’s policy is to allocate bonuses to segments at 100% of a segment employee’s target bonus. Amounts above or below 100% are absorbed by corporate.

Note 8 — Debt

The Company’s total outstanding borrowings are summarized in the table below (in thousands).

	September 30,	December 31,
Description	2021	2020
2020 Credit Agreement - Term loan facility (1)	$288,800	$395,000
2020 Credit Agreement - Revolving credit facility (1), (2)	—	5,000
Senior Notes due 2028 (“2028 Notes”) (3)	800,000	800,000
Senior Notes due 2029 (“2029 Notes”) (4)	600,000	—
Senior Notes due 2030 (“2030 Notes”) (5)	800,000	800,000
Other (6)	5,661	6,046
Principal amount outstanding (7)	2,494,461	2,006,046
Less: deferred financing fees (8)	(31,492)	(27,245)
Net balance sheet carrying amount	$2,462,969	$1,978,801

(1)The contractual annualized interest rate as of September 30, 2021 on the 2020 Credit Agreement Term loan facility and the revolving credit facility was 1.50%, which consisted of a floating Eurodollar base rate of 0.125% plus a margin of 1.375%. However, the Company has interest rate swap contracts that effectively convert the floating Eurodollar base rates on outstanding amounts to a fixed base rate.
(2)The Company had approximately $1.0 billion of available borrowing capacity on the 2020 Credit Agreement revolver (not including the expansion feature) as of September 30, 2021.
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
(6)Consists of two State of Connecticut economic development loans. One of the loans originated in 2012, has a 10-year maturity and the outstanding balance of $0.7 million as of September 30, 2021 bears interest at a fixed rate of 3.00%. The second loan, originated in 2019, has a 10-year maturity and bears interest at a fixed rate of 1.75%. Both of these loans may be repaid at any time by the Company without penalty.
(7)The weighted average annual effective rate on the Company’s outstanding debt for the three and nine months ended September 30, 2021, including the effects of its interest rate swaps discussed below, was 4.76% and 4.90%, respectively.
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

Interest Rate Swaps

As of September 30, 2021, the Company had four fixed-for-floating interest rate swap contracts with a total notional value of $1.4 billion that mature through 2025. The Company pays base fixed rates on these swaps ranging from 2.13% to 3.04% and in return receives a floating Eurodollar base rate on 30-day notional borrowings.

As a result of the payment under the then outstanding 2016 Credit Agreement term loan and revolving credit facility, the Company de-designated all of its interest rate swaps effective June 30, 2020. Accordingly, hedge accounting is not applicable, and subsequent changes to the fair value of the interest rate swaps are recorded in Other income (expense), net. The amounts previously recorded in Accumulated other comprehensive loss are amortized into Interest expense, net over the terms of the hedged forecasted interest payments. As of September 30, 2021, $82.3 million is remaining in Accumulated other comprehensive loss, net. The interest rate swaps had negative unrealized fair values (liabilities) of $70.7 million and $109.2 million as of September 30, 2021 and December 31, 2020, respectively, of which $61.8 million and $78.1 million were recorded in Accumulated other comprehensive loss, net of tax effect, as of September 30, 2021 and December 31, 2020, respectively. See Note 12 — Fair Value Disclosures for the determination of the fair values of Company’s interest rate swaps.

Note 9 — Equity

Share Repurchase Authorization

In 2015, the Company’s Board of Directors (the “Board”) authorized a share repurchase program to repurchase up to $1.2 billion of the Company’s common stock. The Board authorized incremental share repurchases of up to an additional $300.0 million, $500.0 million and $800.0 million of the Company’s common stock in February 2021, April 2021 and July 2021, respectively. $776.3 million remained available under the share repurchase program as of September 30, 2021. The Company may repurchase its common stock from time-to-time in amounts, at prices and in the manner that the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended), accelerated share repurchases, private transactions or other transactions and will be funded by cash on hand and borrowings. Repurchases may also be made from time-to-time in connection with the settlement of the Company’s stock-based compensation awards.
The Company’s share repurchase activity is presented in the table below for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Number of shares repurchased (1)	1,255,218	17,167	6,624,634	440,873
Cash paid for repurchased shares (in thousands) (2)	$355,458	$2,255	$1,438,808	$76,117

(1)The average purchase price for repurchased shares was $290.54 and $131.35 for the three months ended September 30, 2021 and 2020, respectively, and $219.00 and $149.97 for the nine months ended September 30, 2021 and 2020, respectively. The repurchased shares during the three months ended September 30, 2021 included purchases for both open market purchases and stock-based compensation award settlements. All of the shares repurchased during the three months ended September 30, 2020 related to the settlement of the Company's stock-based compensation awards. The repurchased shares during the nine months ended September 30, 2021 and 2020 included purchases for both open market purchases and stock-based compensation award settlements.
(2)The cash paid for repurchased shares during the nine months ended September 30, 2021 included $8.0 million of open market purchases with trade dates in December 2020 that settled in January 2021 and excluded $20.0 million of open market purchases with trade dates in September 2021 that settled in October 2021. The cash paid for repurchased shares during the nine months ended September 30, 2020 included $10.0 million of open market purchases with trade dates in December 2019 that settled in January 2020.

Accumulated Other Comprehensive Loss, net (“AOCL”)

The tables below provide information about the changes in AOCL by component and the related amounts reclassified out of AOCL to income during the periods indicated (net of tax, in thousands) (1).

Three Months Ended September 30, 2021

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – June 30, 2021	$(67,377)	$(9,102)	$(6,499)	$(82,978)
Other comprehensive income (loss) activity during the period:
Change in AOCL before reclassifications to income	—	—	(6,488)	(6,488)
Reclassifications from AOCL to income (2), (3)	5,529	100	—	5,629
Other comprehensive income (loss), net	5,529	100	(6,488)	(859)
Balance – September 30, 2021	$(61,848)	$(9,002)	$(12,987)	$(83,837)

Three Months Ended September 30, 2020

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – June 30, 2020	$(88,996)	$(8,425)	$(44,754)	$(142,175)
Other comprehensive income (loss) activity during the period:
Change in AOCL before reclassifications to income	(1,033)	—	7,498	6,465
Reclassifications from AOCL to income (2), (3)	5,412	85	—	5,497
Other comprehensive income (loss), net	4,379	85	7,498	11,962
Balance – September 30, 2020	$(84,617)	$(8,340)	$(37,256)	$(130,213)

Nine Months Ended September 30, 2021

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2020	$(78,104)	$(9,309)	$(11,815)	$(99,228)
Other comprehensive income (loss) activity during the period:
Change in AOCL before reclassifications to income	—	—	(1,172)	(1,172)
Reclassifications from AOCL to income (2), (3)	16,256	307	—	16,563
Other comprehensive income (loss), net	16,256	307	(1,172)	15,391
Balance at September 30, 2021	$(61,848)	$(9,002)	$(12,987)	$(83,837)

Nine Months Ended September 30, 2020

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2019	$(47,164)	$(8,584)	$(22,190)	$(77,938)
Other comprehensive income (loss) activity during the period:
Change in AOCL before reclassifications to income	(58,022)	—	(15,066)	(73,088)
Reclassifications from AOCL to income (2), (3)	20,569	244	—	20,813
Other comprehensive income (loss), net	(37,453)	244	(15,066)	(52,275)
Balance – September 30, 2020	$(84,617)	$(8,340)	$(37,256)	$(130,213)

(1)Amounts in parentheses represent debits (deferred losses).
(2)$7.4 million and $7.2 million of the reclassifications related to interest rate swaps (cash flow hedges) were recorded in Interest expense, net, for the three months ended September 30, 2021 and 2020, respectively. $21.7 million and $17.7 million of the reclassifications related to interest rate swaps (cash flow hedges) were recorded in Interest expense, net, for the nine months ended September 30, 2021 and 2020, respectively. In addition, as a result of the interest rate swaps de-designation, the Company reclassified $10.3 million to Other income (expense), net, during the three months ended June 30, 2020. See Note 8 — Debt and Note 11 — Derivatives and Hedging for information regarding the cash flow hedges.
(3)The reclassifications related to defined benefit pension plans were recorded in Other income (expense), net.

The estimated net amount of the existing losses on the Company’s interest rate swaps that are reported in Accumulated other comprehensive loss, net at September 30, 2021 that is expected to be reclassified into earnings within the next 12 months is $24.9 million.

Note 10 — Income Taxes

The provision for income taxes for the three months ended September 30, 2021 and 2020 was an expense of $50.0 million and a benefit of $2.8 million, respectively. The provision for income taxes for the nine months ended September 30, 2021 and 2020 was an expense of $208.6 million and $22.8 million, respectively.

The effective income tax rate was an expense of 25.1% and a benefit of 19.7% for the three months ended September 30, 2021 and 2020, respectively. The three month results for both years included movements in unrecognized tax benefits as well as changes in estimated geographical mix of earnings. The change in the effective tax rate was largely attributable to differences in the relative impacts of these items period over period.

The effective income tax rate was 26.3% and 13.4% for the nine months ended September 30, 2021 and 2020, respectively. In addition to the items noted above, the nine month results for 2020 included benefits from intercompany sales of certain intellectual property. Approximately $28.3 million of tax benefits were recognized, representing the value of future tax deductions for amortization of the assets in the acquiring jurisdiction. No such benefits were included in the nine months ended September 30, 2021. This drove an additional increase in the 2021 year to date effective income tax rate.

The Company had gross unrecognized tax benefits of $132.0 million on September 30, 2021 and $127.1 million on December 31, 2020. It is reasonably possible that gross unrecognized tax benefits will decrease by approximately $10.0 million within the next twelve months due to the anticipated closure of audits and the expiration of certain statutes of limitation.

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

September 30, 2021
Derivative Contract Type	Number of Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in AOCL, net of tax
Interest rate swaps (1)	4	$1,400,000	$(42,906)	Other liabilities	$(61,848)
			(27,823)	Accrued liabilities
Foreign currency forwards (2)	27	63,990	(144)	Accrued liabilities	—
Total	31	$1,463,990	$(70,873)		$(61,848)

December 31, 2020
Derivative Contract Type	Number of Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in AOCL, net of tax
Interest rate swaps (1)	4	$1,400,000	$(74,289)	Other liabilities	$(78,104)
			(34,886)	Accrued liabilities
Foreign currency forwards (2)	163	430,063	(1,514)	Accrued liabilities	—
Total	167	$1,830,063	$(110,689)		$(78,104)

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
(2)The Company has foreign exchange transaction risk because it typically enters into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currency. The Company enters into short-term foreign currency forward exchange contracts to mitigate the cash flow risk associated with changes in foreign currency rates on forecasted foreign currency transactions. These contracts are accounted for at fair value with realized and unrealized gains and losses recognized in Other income (expense), net because the Company does not designate these contracts as hedges for accounting purposes. All of the outstanding foreign currency forward exchange contracts at September 30, 2021 matured before October 31, 2021.
(3)See Note 12 — Fair Value Disclosures for the determination of the fair values of these instruments.

At September 30, 2021, all of the Company’s derivative counterparties were investment grade financial institutions. The Company did not have any collateral arrangements with its derivative counterparties and none of the derivative contracts contained credit-risk related contingent features. The table below provides information regarding amounts recognized in the accompanying Condensed Consolidated Statements of Operations for derivative contracts for the periods indicated (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Amount recorded in:	2021	2020	2021	2020
Interest expense, net (1)	$7,380	$7,165	$21,695	$17,679
Other expense (income), net (2)	2,558	179	(11,771)	22,494
Total expense, net	$9,938	$7,344	$9,924	$40,173

(1)Consists of interest expense from interest rate swap contracts.
(2)Consists of net realized and unrealized gains and losses on foreign currency forward contracts and gains and losses on de-designated interest rate swaps. For the nine months ended September 30, 2020, Other expense (income), net included $10.3 million expense on interest rate swap contracts due to forecasted interest payments no longer being probable as a result of the payment under the then outstanding 2016 Credit Agreement term loan and revolving credit facility on June 30, 2020.

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

The table below presents the fair values of certain financial assets and liabilities (in thousands).

Description	September 30, 2021	December 31, 2020
Assets:
Values based on Level 1 inputs:
Deferred compensation plan assets (1)	$8,785	$2,589
Total Level 1 inputs	8,785	2,589
Values based on Level 2 inputs:
Deferred compensation plan assets (1)	89,804	85,932
Foreign currency forward contracts (2)	28	885
Total Level 2 inputs	89,832	86,817
Total Assets	$98,617	$89,406
Liabilities:
Values based on Level 2 inputs:
Deferred compensation plan liabilities (1)	$105,831	$94,538
Foreign currency forward contracts (2)	172	2,399
Interest rate swap contracts (3)	70,729	109,175
Total Level 2 inputs	176,732	206,112
Total Liabilities	$176,732	$206,112

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

	Carrying Amount		Fair Value
	September 30,	December 31,	September 30,	December 31,
Description	2021	2020	2021	2020
2028 Notes	$791,566	$790,783	$839,360	$846,296
2029 Notes	592,941	—	609,054	—
2030 Notes	791,288	790,690	826,720	843,800
Total	$2,175,795	$1,581,473	$2,275,134	$1,690,096

Note 13 — Contingencies

Legal Matters. The Company is involved in legal proceedings and litigation arising in the ordinary course of business. A provision is recorded for pending litigation in the Company’s consolidated financial statements when it is determined that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. The Company believes that the potential liability, if any, in excess of amounts already accrued from all proceedings, claims and litigation will not have a material effect on its financial position, cash flows or results of operations when resolved in a future period.

Indemnifications. The Company has various agreements that may obligate it to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations related to matters such as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by the Company under these agreements have not been material. As of September 30, 2021, the Company did not have any material payment obligations under any such indemnification agreements.

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

The Company subleases certain office space that it does not intend to occupy. Such sublease arrangements expire during 2022 and through 2032 and primarily relate to facilities in Arlington, Virginia. Certain of the Company’s sublease agreements: (i) include renewal and termination options; (ii) provide for customary escalations of lease payments in the normal course of business; and (iii) grant the subtenant certain allowances, free rent, Gartner-financed tenant improvements and other incentives.

All of the Company’s leasing and subleasing activity is recognized in Selling, general and administrative expense in the accompanying Condensed Consolidated Statements of Operations. The table below presents the Company’s net lease cost and certain other information related to the Company’s leasing activities as of and for the periods indicated (dollars in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Description:	2021	2020	2021	2020
Operating lease cost (1)	$32,583	$34,290	$98,068	$107,424
Variable lease cost (2)	4,251	4,006	12,674	12,382
Sublease income	(10,721)	(6,777)	(31,644)	(28,587)
Total lease cost, net (3)	$26,113	$31,519	$79,098	$91,219
Cash paid for amounts included in the measurement of operating lease liabilities	$35,322	$34,763	$105,573	$103,725
Cash receipts from sublease arrangements	$11,669	$9,592	$32,128	$28,512
Right-of-use assets obtained in exchange for new operating lease liabilities	$18,787	$527	$28,081	$19,061

(1)Included in operating lease cost was $10.6 million and $10.5 million for the three months ended September 30, 2021 and 2020, respectively, and $31.8 million and $31.7 million for the nine months ended September 30, 2021 and 2020, respectively, for costs related to subleasing activities.
(2)These amounts are primarily variable lease and nonlease costs that are not fixed at the lease commencement date or are dependent on something other than an index or a rate.
(3)The Company did not capitalize any operating lease costs during any of the periods presented.

The table below indicates where the discounted operating lease payments from the above table are classified in the accompanying Condensed Consolidated Balance Sheets (in thousands).

	September 30,	December 31,
Description:	2021	2020
Accounts payable and accrued liabilities	$86,654	$83,995
Operating lease liabilities	740,088	780,166
Total operating lease liabilities included in the Condensed Consolidated Balance Sheets	$826,742	$864,161

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

We operate in a very competitive and rapidly changing environment that involves numerous known and unknown risks and uncertainties, some of which are beyond our control. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future quarterly and annual revenues, operating income, results of operations and cash flows, as well as any forward-looking statement, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in our forward-looking statements include, among others, the following: uncertainty of the magnitude, duration, geographic reach and impact on the global economy of the COVID-19 pandemic; the current, and uncertain future, impact of the COVID-19 pandemic and governments’ responses to it on our business, growth, reputation, projections, prospects, financial condition, operations, cash flows, and liquidity; the adequacy or effectiveness of steps we take to respond to the crisis; our ability to recover potential claims under our event cancellation insurance; the timing of conferences and meetings, in particular our Gartner Symposium/Xpo series that normally occurs during the fourth quarter, as well as the timing of our return to in-person conferences and meetings and willingness of participants to attend; our ability to achieve and effectively manage growth, including our ability to integrate our acquisitions and consummate and integrate future acquisitions; our ability to pay our debt obligations; our ability to maintain and expand our products and services; our ability to expand or retain our customer base; our ability to grow or sustain revenue from individual customers; our ability to attract and retain a professional staff of research analysts and consultants as well as experienced sales personnel upon whom we are dependent; our ability to achieve continued customer renewals and achieve new contract value, backlog and deferred revenue growth in light of competitive pressures; our ability to carry out our strategic initiatives and manage associated costs; our ability to successfully compete with existing competitors and potential new competitors; our ability to enforce and protect our intellectual property rights; additional risks associated with international operations, including foreign currency fluctuations; the U.K.’s exit from the European Union and its impact on our results; the impact of restructuring and other charges on our businesses and operations; cybersecurity incidents; general economic conditions; changes in macroeconomic and market conditions and market volatility (including developments and volatility arising from the COVID-19 pandemic), including interest rates and the effect on the credit markets and access to capital; risks associated with the creditworthiness, budget cuts, and shutdown of governments and agencies; the impact of changes in tax policy and heightened scrutiny from various taxing authorities globally; uncertainty from the expected discontinuance of LIBOR and transition to any other interest rate benchmark; changes to laws and regulations; and other risks and uncertainties detailed in this Form 10-Q, our most recent Form 10-K and other filings we make with the SEC. The potential fluctuations in our operating income could cause period-to-period comparisons of operating results not to be meaningful and could provide an unreliable indication of future operating results. A description of the risk factors associated with our business is included under “Risk Factors” in Item 1A. of the 2020 Form 10-K, which is incorporated herein by reference.

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

BUSINESS OVERVIEW

Gartner, Inc. (NYSE: IT) delivers actionable, objective insight to executives and their teams. Our expert guidance and tools enable faster, smarter decisions and stronger performance on an organization’s most critical priorities.

We deliver our products and services globally through three segments – Research, Conferences and Consulting, as described below.

•Research equips executives and their teams from every function and across all industries with actionable, objective insight, guidance and tools. Our experienced experts deliver all this value informed by an unmatched combination of practitioner-sourced and data-driven research to help our clients address their most critical priorities.

•Conferences provides executives and teams across an organization the opportunity to learn, share and network. From our Gartner Symposium/Xpo series, to industry-leading conferences focused on specific business roles and topics, to peer-driven sessions, our offerings enable attendees to experience the best of Gartner insight and guidance.

•Consulting serves senior executives leading technology-driven strategic initiatives leveraging the power of Gartner’s actionable, objective insight. Through custom analysis and on-the-ground support we enable optimized technology investments and stronger performance on our clients’ most critical priorities.

COVID-19 Impact

As a result of the COVID-19 pandemic, we temporarily closed Gartner offices around the world and implemented significant travel restrictions. We began a limited reopening of our offices in the United States in June 2021. Reopening of our remaining offices is subject to many factors outside of our control. As a result, we cannot predict for certain when or how we will begin to lift the actions put in place as part of our business continuity plans, including work from home protocols and travel restrictions. We expect to move to a more flexible mix of work from home and in the office going forward. As a result, we are in the process of evaluating our real estate footprint globally, and may determine that certain of our leased locations are no longer necessary for our operations. If we determine there is any excess property, there is no assurance that we will be able to sublease any such excess properties or that we will not incur costs in connection with such exit activities, which may be material. As of the date of this filing, we do not believe our work from home protocol has affected our internal controls over financial reporting.

Of the three business segments in which we operate, Research and Consulting have returned to growth levels that were in line with our growth prior to the pandemic. However, Conferences remains impacted. We cancelled in-person conferences beginning in late February/early March 2020 with the remainder being cancelled after the World Health Organization’s declaration of the COVID-19 pandemic later in March 2020. We began holding virtual conferences during the second half of 2020. We held 26 virtual conferences during the nine months ended September 30, 2021 and will continue to deliver conferences virtually through the remainder of 2021. These virtual conferences have resulted in significantly less revenue and gross contribution than in-person conferences, but we believe they aid in client retention and engagement. The safety of our associates and clients remains our top priority so future in-person conferences will be held only when we determine the relevant impacts of COVID-19 have sufficiently receded in the jurisdictions where our conferences are to be held. Operationally, we plan to resume in-person conferences in 2022.

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

In response to the pandemic’s impacts to our business, we implemented cost avoidance initiatives in the first half of 2020 including significant limitations on hiring and third-party spending, reductions to discretionary spending and elimination of non-essential travel and re-prioritization of capital expenditures. We began to restore certain investments in the business during the second half of 2020 and the first nine months of 2021. We expect these investments to increase in future periods, which may have a negative impact on operating margins.

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

EXECUTIVE SUMMARY OF OPERATIONS AND FINANCIAL POSITION

The fundamentals of our strategy include a focus on creating actionable insights for executive leaders and their teams, delivering innovative and highly differentiated product offerings, building a strong sales capability, providing world class client service with a focus on client engagement and retention, and continuously improving our operational effectiveness.

We had total revenues of $1.2 billion during the third quarter of 2021, an increase of 16% compared to the third quarter of 2020. During the third quarter of 2021 revenues for Research increased by 16% year-over-year, Conferences revenue increased by $11.7 million, and Consulting revenues increased by 6%. For a more complete discussion of our results by segment, see Segment Results below.

For the third quarter of 2021 and 2020, we had net income of $148.9 million and $17.0 million, respectively, and diluted income per share of $1.76 and $0.19, respectively. Cash provided by operating activities was $1,077.7 million and $642.8 million during the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had $765.5 million of cash and cash equivalents and approximately $1.0 billion of available borrowing capacity on our revolving credit facility. For a more complete discussion of our cash flows and financial position, see the Liquidity and Capital Resources section below.

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

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Increase (Decrease)	Increase (Decrease) %
Total revenues	$1,156,282	$994,618	$161,664	16%
Costs and expenses:
Cost of services and product development	359,237	329,767	29,470	9
Selling, general and administrative	512,573	521,508	(8,935)	(2)
Depreciation	25,371	22,743	2,628	12
Amortization of intangibles	27,109	31,228	(4,119)	(13)
Acquisition and integration charges	1,771	1,722	49	3
Operating income	230,221	87,650	142,571	163
Interest expense, net	(31,599)	(30,538)	1,061	3
Loss on extinguishment of debt	—	(44,814)	(44,814)	nm
Other income, net	211	1,869	(1,658)	(89)
Less: Provision (benefit) for income taxes	49,968	(2,797)	52,765	nm
Net income	$148,865	$16,964	$131,901	778%
nm = not meaningful

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	Increase (Decrease)	Increase (Decrease) %
Total revenues	$3,427,639	$2,986,644	$440,995	15%
Costs and expenses:
Cost of services and product development	1,044,506	993,596	50,910	5
Selling, general and administrative	1,488,324	1,512,987	(24,663)	(2)
Depreciation	76,972	67,988	8,984	13
Amortization of intangibles	83,777	94,615	(10,838)	(11)
Acquisition and integration charges	3,713	5,438	(1,725)	(32)
Operating income	730,347	312,020	418,327	134
Interest expense, net	(85,138)	(87,182)	(2,044)	(2)
Gain on event cancellation insurance claims	135,545	—	135,545	nm
Loss on extinguishment of debt	—	(44,814)	(44,814)	nm
Other income (expense), net	12,019	(10,046)	(22,065)	nm
Less: Provision for income taxes	208,572	22,840	185,732	nm
Net income	$584,201	$147,138	$437,063	297%
nm = not meaningful
Total revenues for the three months ended September 30, 2021 were $1.2 billion, an increase of $161.7 million, or 16% compared to the same period in 2020 on a reported basis and 15% excluding the foreign currency impact. Total revenues for the nine months ended September 30, 2021 were $3.4 billion, an increase of $441.0 million, or 15% compared to the same period in 2020 on a reported basis and 12% excluding the foreign currency impact. Refer to the section of this MD&A below entitled “Segment Results” for a discussion of revenues and results by segment.

Cost of services and product development was $359.2 million during the three months ended September 30, 2021, an increase of $29.5 million compared to the same period in 2020, or 9% on a reported basis and 8% excluding the foreign currency impact. The increase in Cost of services and product development was primarily due to increased compensation costs, research program expenses and conference related expenses. Cost of services and product development as a percent of revenues was 31% and 33% during the three months ended September 30, 2021 and 2020, respectively. Cost of services and product development was $1,044.5 million during the nine months ended September 30, 2021, an increase of $50.9 million compared to the same period in 2020, or 5% on a reported basis and 3% excluding the foreign currency impact. The increase was primarily due to increased compensation costs and program expenses, partially offset by reduced travel and entertainment costs. Cost of services and product development as a percent of revenues was 30% and 33% during the nine months ended September 30, 2021 and 2020, respectively.

Selling, general and administrative (“SG&A”) expense was $512.6 million during the three months ended September 30, 2021, a decrease of $8.9 million compared to the same period in 2020, or 2% on a reported basis and 3% excluding the foreign currency impact. The decrease in SG&A expense was primarily due to the timing of certain compensation and benefits costs last year, partially offset by higher personnel costs in the current year. The number of quota-bearing sales associates in Global Technology Sales decreased by 3% to 2,988 and in Global Business Sales increased by 8% to 909 compared to September 30, 2020. On a combined basis, the total number of quota-bearing sales associates decreased by 1% when compared to September 30, 2020. Global Technology Sales turnover remains modestly elevated. SG&A expense as a percent of revenues was 44% and 52% during the three months ended September 30, 2021 and 2020, respectively. SG&A expense was $1,488.3 million during the nine months ended September 30, 2021, a decrease of $24.7 million compared to the same period in 2020, or 2% on a reported basis and 4% excluding the foreign currency impact. The decrease was primarily due to the same factors that caused the year-over-year quarterly decrease as well as reduced travel and entertainment costs. SG&A expense as a percent of revenues was 43% and 51% during the nine months ended September 30, 2021 and 2020, respectively.

Depreciation increased by 12% and 13% during the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. The increases for the three and nine months ended September 30, 2021 were due to additional investments, including new leasehold improvements as additional office space went into service, and capitalized software.

Amortization of intangibles decreased by 13% and 11% during the three and nine months ended September 30, 2021 compared to the same periods in 2020 due to certain intangible assets that became fully amortized in 2020.

Acquisition and integration charges increased by less than $0.1 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020, and decreased by $1.7 million during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020.

Gain on event cancellation insurance claims of $135.5 million during the nine months ended September 30, 2021 reflected proceeds, net of expense recoveries, related to the 2020 conference cancellation insurance claims.

Operating income was $230.2 million and $87.7 million during the three months ended September 30, 2021 and 2020, respectively. The increase in operating income was due to increased revenue. Operating income was $730.3 million and $312.0 million during the nine months ended September 30, 2021 and 2020, respectively. The increase in operating income was also primarily due to increased revenue.

Interest expense, net increased by $1.1 million during the three months ended September 30, 2021, compared to the same period in 2020. The increase was primarily due to an increase in outstanding debt, as a result of the issuance of the 2029 Notes in June 2021, partially offset by a decrease in the amortization of debt issuance costs. Interest expense, net decreased by $2.0 million during the nine months ended September 30, 2021, compared to the same period in 2020. The decrease during the nine months ended September 30, 2021 was primarily due to a reduction in the amortization of debt issuance costs.

Loss on extinguishment of debt during the three and nine months ended September 30, 2020 was related to the early redemption premium and write-off of deferred financing fees on our redemption of the 2025 Notes on September 28, 2020.

Other income (expense), net for the periods presented herein included the net impact of foreign currency gains and losses from our hedging activities. Other income (expense), net for the three and nine months ended September 30, 2021 also included a $0.4 million gain and $12.1 million gain, respectively, on de-designated interest rate swaps. Other income (expense), net for the nine months ended September 30, 2020 included the release of $10.3 million on interest rate swaps from Accumulated other comprehensive loss, net related to forecasted interest payments no longer being probable as a result of the payment under the then outstanding 2016 Credit Agreement term loan and revolving credit facility on June 30, 2020.

The provision for income taxes for the three months ended September 30, 2021 and 2020 was an expense of $50.0 million and a benefit of $2.8 million, respectively. The provision for income taxes for the nine months ended September 30, 2021 and 2020 was an expense of $208.6 million and $22.8 million, respectively.

The effective income tax rate was an expense of 25.1% and a benefit of 19.7% for the three months ended September 30, 2021 and 2020, respectively. The three month results for both years included movements in unrecognized tax benefits as well as changes in estimated geographical mix of earnings. The change in the effective tax rate was largely attributable to differences in the relative impacts of these items period over period.

The effective income tax rate was 26.3% and 13.4% for the nine months ended September 30, 2021 and 2020, respectively. In addition to the items noted above, the nine month results for 2020 included benefits from intercompany sales of certain intellectual property. Approximately $28.3 million of tax benefits were recognized, representing the value of future tax deductions for amortization of the assets in the acquiring jurisdiction. No such benefits were included in the nine months ended September 30, 2021. This drove an additional increase in the 2021 year to date effective income tax rate.

Net income for the three months ended September 30, 2021 and 2020 was $148.9 million and $17.0 million, respectively, while net income for the nine months ended September 30, 2021 and 2020 was $584.2 million and $147.1 million, respectively. Our diluted net income per share during the three months ended September 30, 2021 increased by $1.57 compared to the same period in 2020. The increase in net income during the three months ended September 30, 2021 was primarily the result of increased revenues and the prior year loss on extinguishment of debt, partially offset by an increase in income tax expense. The increase in net income during the nine months ended September 30, 2021 was primarily the result of increased revenues, the gain on event cancellation insurance claims, the prior year loss on extinguishment of debt, the gain from de-designated interest rate swaps and the prior year loss on de-designation of interest rate swaps, partially offset by the increase in income tax expense.

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

Reportable Segments

The sections below present the results of the Company’s three reportable business segments: Research, Conferences and Consulting.

Research

	As Of And For The Three Months Ended September 30, 2021	As Of And For The Three Months Ended September 30, 2020	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Nine Months Ended September 30, 2021	As Of And For The Nine Months Ended September 30, 2020	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$1,037,124	$892,719	$144,405	16%	$3,020,094	$2,677,339	$342,755	13%
Gross contribution (1)	$769,091	$642,328	$126,763	20%	$2,235,594	$1,928,422	$307,172	16%
Gross contribution margin	74%	72%	2 points	—	74%	72%	2 points	—
Business Measurements:
Global Technology Sales (2):
Contract value (1), (3)	$3,168,000	$2,833,000	$335,000	12%
Client retention	85%	80%	5 points	—
Wallet retention	104%	99%	5 points	—
Global Business Sales (2):
Contract value (1), (3)	$814,000	$665,000	$149,000	22%
Client retention	86%	82%	4 points	—
Wallet retention	113%	99%	14 points	—

(1)Dollars in thousands.
(2)Global Technology Sales includes sales to users and providers of technology. Global Business Sales includes sales to all other functional leaders.
(3)Contract values are on a foreign exchange neutral basis. Contract values as of September 30, 2020 have been calculated using the same foreign currency rates as 2021.

Research revenues increased by $144.4 million during the three months ended September 30, 2021 compared to the same period in 2020, or 16% on a reported basis and 15% excluding the foreign currency impact. The segment gross contribution margin was 74% and 72% during the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021, research revenues increased by $342.8 million compared to the same period in 2020, or 13% on a reported basis and 10% excluding the foreign currency impact. The increase in revenues during 2021 was primarily due to the same factors driving the trend in our Research contract value, which are discussed below. The improvement in margin of 2 points for the three months ended September 30, 2021 compared to the same prior year period was primarily due to the growth in revenue. The nine months ended September 30, 2021 also benefited from a decline in travel and entertainment expenses due to COVID-19 travel restrictions.

Total contract value increased to $4.0 billion at September 30, 2021, or 14% compared to September 30, 2020 on a foreign currency neutral basis. Global Technology Sales (“GTS”) contract value increased by 12% at September 30, 2021 when compared to September 30, 2020. The increase in GTS contract value was primarily due to new business from new and existing clients, as well as improved client retention. Global Business Sales (“GBS”) contract value increased by 22% year-over-year, also primarily driven by new business from new and existing clients, and improved client retention.

GTS client retention was 85% and 80% as of September 30, 2021 and 2020, respectively, while wallet retention was 104% and 99%, respectively. GBS client retention was 86% and 82% as of September 30, 2021 and 2020, respectively, while wallet retention was 113% and 99%, respectively. The increase in GTS and GBS wallet retention was largely due to increased spending by existing clients. The number of GTS client enterprises increased by 11% when compared to prior year, while GBS client enterprises increased by 3% at September 30, 2021 when compared to September 30, 2020.

Conferences

	As Of And For The Three Months Ended September 30, 2021	As Of And For The Three Months Ended September 30, 2020	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Nine Months Ended September 30, 2021	As Of And For The Nine Months Ended September 30, 2020	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$24,415	$12,738	$11,677	92%	$107,396	$26,925	$80,471	299%
Gross contribution (1)	$11,456	$2,044	$9,412	460%	$67,954	$(15,246)	$83,200	nm
Gross contribution margin	47%	16%	31 points	—	63%	(57)%	120 points	—
Business Measurements:
Number of destination conferences (2)	8	2	6	300%	26	7	19	271%
Number of destination conferences attendees (2)	6,472	2,584	3,888	150%	27,123	5,948	21,175	356%

nm = not meaningful
(1)Dollars in thousands.
(2)Includes both virtual and in-person conferences. Single day, local meetings are excluded.

In response to the COVID-19 pandemic, we cancelled all in-person conferences from March 2020 through at least December 2021, and pivoted to producing virtual conferences with a focus on maximizing the value we deliver to our clients. We held 8 and 26 virtual conferences during the three and nine months ended September 30, 2021, respectively, and plan on holding additional virtual conferences through the remainder of 2021. Operationally, we are planning to resume in-person conferences in 2022. Conferences revenues increased by $11.7 million during the three months ended September 30, 2021 compared to the same period in 2020. Conferences revenues increased by $80.5 million during the nine months ended September 30, 2021, compared to the same period in 2020. The increase in revenues for the three months ended September 30, 2021 was the result of the increase in the number of virtual conferences held during the period, compared to the prior year. The increase in revenues for the nine months ended September 30, 2021 was due to the virtual conferences held during the period, as well as the use of ticket entitlements which we extended from 2020 due to the pandemic. Gross contribution increased to $11.5 million during the three months ended September 30, 2021 compared to $2.0 million in the same period last year. Gross contribution increased to $68.0 million during the nine months ended September 30, 2021 compared to a loss of $15.2 million in the same period last year.

Consulting

	As Of And For The Three Months Ended September 30, 2021	As Of And For The Three Months Ended September 30, 2020	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Nine Months Ended September 30, 2021	As Of And For The Nine Months Ended September 30, 2020	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$94,743	$89,161	$5,582	6%	$300,149	$282,380	$17,769	6%
Gross contribution (1)	$30,972	$28,161	$2,811	10%	$112,840	$91,086	$21,754	24%
Gross contribution margin	33%	32%	1 point	—	38%	32%	6 points	—
Business Measurements:
Backlog (1), (2)	$125,500	$99,200	$26,300	27%
Billable headcount	749	737	12	2%
Consultant utilization	62%	60%	2 points	—	67%	61%	6 points	—
Average annualized revenue per billable headcount (1), (3)	$387	$364	$23	6%	$419	$361	$58	16%

(1)Dollars in thousands.
(2)Backlog is on a foreign exchange neutral basis. Backlog as of September 30, 2020 has been calculated using the same foreign currency rates as 2021.
(3)Previously reported average annualized revenue per billable headcount has been corrected from $387 to $421 for the three months ended March 31, 2021, and from $379 and $383 to $448 and $435 for the three and six months ended June 30, 2021, respectively.

Consulting revenues increased 6% during the three months ended September 30, 2021 compared to the same period in 2020 on both a reported basis and excluding the foreign currency impact, with a revenue increase in labor-based consulting of 5% and an increase in contract optimization of 13%, each on a reported basis. Contract optimization revenue may vary significantly and, as such, revenues for the third quarter of 2021 may not be indicative of results for the remainder of 2021 or beyond. The segment gross contribution margin was 33% and 32% for the three months ended September 30, 2021 and 2020, respectively. The increase in gross contribution margin during the third quarter of 2021 was primarily due to the increase in revenue.

For the nine months ended September 30, 2021, Consulting revenues increased 6% compared to the same period in 2020 on a reported basis and 3% excluding the foreign currency impact, while the segment gross contribution margin increased by 6 points. The increase in revenues was due to an increase in labor-based consulting of 11%, partially offset by a decrease in contract optimization of 10%.

Backlog increased by $26.3 million, or 27%, from September 30, 2020 to September 30, 2021 on a foreign currency neutral basis.

LIQUIDITY AND CAPITAL RESOURCES

We finance our operations through cash generated from our operating activities and borrowings. Note 8 — Debt in the Notes to Condensed Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations. At September 30, 2021, we had $765.5 million of cash and cash equivalents and approximately $1.0 billion of available borrowing capacity on the revolving credit facility under our 2020 Credit Agreement. We believe that the Company has adequate liquidity to meet its currently anticipated needs for at least the next twelve months.

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

Our cash and cash equivalents are held in numerous locations throughout the world with 77% held overseas at September 30, 2021. We intend to reinvest substantially all of our accumulated undistributed foreign earnings, except in instances where repatriation would result in minimal additional tax. As a result of the U.S. Tax Cuts and Jobs Act of 2017, we believe that the income tax impact if such earnings were repatriated would be minimal.

The table below summarizes the changes in the Company’s cash balances for the periods indicated (in thousands).

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	Increase (Decrease)
Cash provided by operating activities	$1,077,684	$642,830	$434,854
Cash used in investing activities	(61,700)	(60,845)	(855)
Cash used in financing activities	(944,186)	(318,025)	(626,161)
Net increase in cash and cash equivalents and restricted cash	71,798	263,960	(192,162)
Effects of exchange rates	(14,651)	8,919	(23,570)
Beginning cash and cash equivalents	712,583	280,836	431,747
Ending cash and cash equivalents and restricted cash	$769,730	$553,715	$216,015

Operating

Cash provided by operating activities was $1,077.7 million and $642.8 million during the nine months ended September 30, 2021 and 2020, respectively. The year-over-year increase was primarily due to higher pre-tax income in the 2021 period, in part due to a $135.5 million gain on event cancellation insurance claims, and an increase in deferred revenues resulting from increased bookings in Research, partially offset by higher income tax payments.

Investing

Cash used in investing activities was $61.7 million and $60.8 million during the nine months ended September 30, 2021 and 2020, respectively. The cash used in 2021 was for capital expenditures and the acquisition of Pulse Q&A Inc. The slight increase from 2020 to 2021 was the result of the 2021 acquisition of Pulse Q&A Inc., partially offset by reduced capital spending in response to the COVID-19 pandemic.

Financing

Cash used in financing activities was $944.2 million and $318.0 million during the nine months ended September 30, 2021 and 2020, respectively. During the 2021 period, we issued $600.0 million of 3.625% Senior Notes due 2029, and repaid $100.0 million on our term loan facility under the 2020 Credit Agreement with a portion of the proceeds from the issuance of the 2029 Notes. We also repaid a net $5.0 million on our revolving credit facility under the 2020 Credit Agreement, paid a net $106.6 million in debt principal repayments and used $1,438.8 million of cash for share repurchases. During the 2020 period, we repaid a net $148.0 million on our revolving credit facility under the 2016 Credit Agreement, paid a net $53.3 million in debt principal repayments and used $76.1 million of cash for share repurchases. Additionally, we paid $23.6 million in deferred financing fees related to our 2020 financing activities and $30.8 million in early redemption premium payments related to the redemption of our 2025 Notes.

Debt

As of September 30, 2021, the Company had $2.5 billion of principal amount of debt outstanding, of which $1.3 million is to be repaid in the remainder of fiscal year 2021. Note 8 — Debt in the Notes to Condensed Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations. From time to time, the Company may seek to retire or repurchase its outstanding debt through various methods including open market repurchases, negotiated block transactions, or otherwise, all or some of which may be effected through Rule 10b5-1 plans. Such transactions, if any, depend on prevailing market conditions, our liquidity and capital requirements, contractual restrictions, and other factors, and may involve material amounts.

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

OFF BALANCE SHEET ARRANGEMENTS

From January 1, 2021 through September 30, 2021, the Company has not entered into any material off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

As of September 30, 2021, the Company had $2.5 billion in total debt principal outstanding. Note 8 — Debt in the Notes to Condensed Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations.

Approximately $0.3 billion of the Company’s total debt outstanding as of September 30, 2021 was based on a floating base rate of interest, which potentially exposes the Company to increases in interest rates. However, we reduce our overall exposure to interest rate increases through our interest rate swap contracts, which effectively convert the floating base interest rates on all of our variable rate borrowings to fixed rates.

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

Translation risk arises as our foreign currency assets and liabilities are translated into U.S. dollars because the functional currencies of our foreign operations are generally denominated in the local currency. Adjustments resulting from the translation of these assets and liabilities are deferred and recorded as a component of stockholders’ equity. A measure of the potential impact of foreign currency translation can be determined through a sensitivity analysis of our cash and cash equivalents. At September 30, 2021, we had $765.5 million of cash and cash equivalents, with a substantial portion denominated in foreign currencies. If the exchange rates of the foreign currencies we hold all changed in comparison to the U.S. dollar by 10%, the amount of cash and cash equivalents we would have reported on September 30, 2021 could have increased or decreased by approximately $61.7 million. The translation of our foreign currency revenues and expenses historically has not had a material impact on our consolidated earnings because movements in and among the major currencies in which we operate tend to impact our revenues and expenses fairly equally. However, our earnings could be impacted during periods of significant exchange rate volatility, or when some or all of the major currencies in which we operate move in the same direction against the U.S. dollar.

Transaction risk arises when we enter into a transaction that is denominated in a currency that may differ from the local functional currency. As these transactions are translated into the local functional currency, a gain or loss may result, which is recorded in current period earnings. We typically enter into foreign currency forward exchange contracts to mitigate the effects of some of this foreign currency transaction risk. Our outstanding foreign currency forward exchange contracts as of September 30, 2021 had an immaterial net unrealized loss.

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

Management conducted an evaluation, as of September 30, 2021, of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed under the Exchange Act.

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

Issuer Purchases of Equity Securities

In May 2015, the Company’s Board of Directors (the “Board”) authorized a share repurchase program to repurchase up to $1.2 billion of the Company’s common stock. The Board authorized incremental share repurchases of up to an additional $300.0 million, $500.0 million and $800.0 million of the Company’s common stock in February 2021, April 2021 and July 2021, respectively. The Company may repurchase its common stock from time-to-time in amounts, at prices and in the manner that the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended), accelerated share repurchases, private transactions or other transactions and will be funded by cash on hand and borrowings. Repurchases may also be made from time-to-time in connection with the settlement of the Company’s stock-based compensation awards. The table below summarizes the repurchases of our common stock during the three months ended September 30, 2021 pursuant to the $2.8 billion share repurchase authorization and the settlement of stock-based compensation awards.

Period	Total Number of Shares Purchased (#)	Average Price Paid Per Share ($)	Total Number of Shares Purchased Under Announced Programs (#)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1, 2021 to July 31, 2021	410,542	$256.61	409,176	$1,031,057
August 1, 2021 to August 31, 2021	347,692	299.40	333,679	931,166
September 1, 2021 to September 30, 2021	496,984	312.37	495,900	$776,263
Total for the quarter (1)	1,255,218	$290.54	1,238,755

(1)The repurchased shares during the three months ended September 30, 2021 included purchases for both the settlement of stock-based compensation awards and open market purchases.

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

Gartner, Inc.

Date:	November 2, 2021	/s/ Craig W. Safian
Craig W. Safian
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)