Form 10-K
period 2021-12-31
GARTNER INC
filed 2022-02-23
CIK 749251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $19.7 billion, based on the closing price as reported on the New York Stock Exchange.
As of February 17, 2022, there were 82,287,402 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 2, 2022 (the “2022 Proxy Statement”) is incorporated by reference into Part III to the extent described therein.

GARTNER, INC.
2021 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS.

GENERAL

Gartner, Inc. (NYSE: IT) delivers actionable, objective insight to executives and their teams. Our expert guidance and tools enable faster, smarter decisions and stronger performance on an organization’s mission critical priorities.

We are a trusted advisor and an objective resource for more than 15,000 enterprises in approximately 100 countries and territories— across all major functions, in every industry and enterprise size.

Gartner delivers its products and services globally through three business segments – Research, Conferences and Consulting, as described below.

Research equips executives and their teams from every function and across all industries with actionable, objective insight, guidance and tools. Our experienced experts deliver all this value informed by a combination of practitioner-sourced and data-driven research to help our clients address their mission critical priorities.

Conferences provides executives and teams across an organization the opportunity to learn, share and network. From our Gartner Symposium/Xpo series, to industry-leading conferences focused on specific business roles and topics, to peer-driven sessions, our offerings enable attendees to experience the best of Gartner insight and guidance.

Consulting serves senior executives leading technology-driven strategic initiatives leveraging the power of Gartner’s actionable, objective insight. Through custom analysis and on-the-ground support we enable optimized technology investments and stronger performance on our clients’ mission critical priorities.

The fiscal year of Gartner is the twelve-month period from January 1 through December 31. All references to 2021, 2020 and 2019 herein refer to the fiscal year unless otherwise indicated. When used in this Annual Report on Form 10-K, the terms “Gartner,” the “Company,” “we,” “us” or “our” refer to Gartner, Inc. and its consolidated subsidiaries.

MARKET OVERVIEW
Enterprise leaders face enormous pressure to stay ahead and grow profitably amidst constant changes. Whether it is a digital transformation, a global health crisis, large-scale regulatory changes, or other unique challenges, business leaders today are facing significant disruptive changes. We believe that enterprises cannot be operationally effective unless they incorporate the right strategy, management and technology decisions into every part of their business. This requirement affects all business levels, functions and roles. Executives and their teams turn to Gartner for decision-making and execution guidance to achieve their mission critical priorities.

OUR SOLUTION
We believe our combination of expert-led, practitioner-sourced and data-driven research steers clients toward the right decisions and actions on the issues that matter most. Organizations are overrun with data and information. Gartner helps eliminate this information chaos and provides clarity with actionable, objective insight. We employ a diversified business model that utilizes and leverages the breadth and depth of our differentiated intellectual capital. The foundation of our business model is our ability to create and distribute our proprietary research content as broadly as possible via published reports, interactive tools, facilitated peer networking, briefings and direct communications with executives and their teams; our conferences, including the Gartner Symposium/Xpo series; and consulting and advisory services.

PRODUCTS AND SERVICES

Our diversified business model provides multiple entry points and sources of value for our clients that lead to increased client spending on our research and advisory services, conferences and consulting services. A critical part of our long-term strategy is to increase business volume and penetration with our most valuable clients, identifying relationships with the greatest sales potential and expanding those relationships by offering strategically relevant research and insight. We also seek to extend the Gartner brand name to develop new client relationships, augment our sales capacity and expand into new markets around the world. These initiatives have created additional revenue streams through more effective packaging, campaigning and cross-selling of our products and services. In addition, we seek to increase our revenue and operating cash flow through more effective pricing of our products and services.

Our principal products and services are delivered through our three business segments, as described below.

•RESEARCH. Gartner delivers independent, objective advice to leaders across an enterprise through subscription services that include on-demand access to published research content, data and benchmarks, and direct access to a network of approximately 2,200 research experts located around the globe. Gartner research is the fundamental building block for all Gartner products and services. We combine our proprietary research methodologies with extensive industry and academic relationships to create Gartner products and services that address each role across an enterprise. Within the Research segment, Global Technology Sales (“GTS”) sells products and services to users and providers of technology, while Global Business Sales (“GBS”) sells products and services to all other functional leaders, such as human resources, supply chain, marketing, and finance.

Our research agenda is defined by clients’ needs, focusing on the critical issues, opportunities and challenges they face every day. We are in steady contact with more than 15,000 distinct client enterprises worldwide. We publish tens of thousands of pages of original research annually, and our research experts had more than 495,000 direct client interactions in 2021. Our size and scale enable us to commit vast resources toward broader and deeper research coverage and to deliver insight to our clients based on what they need and where they are. The ongoing interaction of our research experts with our clients enables us to identify the most pertinent topics to them and develop relevant product and service enhancements to meet the evolving needs of users of our research. Our proprietary research content, presented in the form of reports, briefings, updates and related tools, is delivered directly to the client’s computer or mobile device via our website and/or product-specific portals.

Clients normally sign subscription contracts that provide access to our research content and advisory services for individual users over a defined period. We typically have a minimum contract period of twelve months for our research and advisory subscription contracts and, at December 31, 2021, a significant portion of our contracts were multi-year.

•CONFERENCES. Gartner conferences are designed for IT and business executives as well as decision makers looking to adapt and evolve their organizations through disruption and uncertainty, navigate risks and prioritize investments. Attendees experience sessions led by Gartner research experts, and the sessions include cutting-edge technology solutions, peer exchange workshops, one-on-one analyst and advisor meetings, consulting diagnostic workshops, keynotes and more. Our conferences also provide attendees with an opportunity to interact with business executives from the world’s leading companies. In addition to role-specific summits and workshop-style seminars, Gartner hosts the Gartner Symposium/Xpo series, including its unique, flagship IT Symposium/Xpo®, which is usually held at nine locations worldwide annually. Prior to the COVID-19 pandemic, Gartner attracted more than 85,000 business and technology professionals to its 70+ destination conferences worldwide in 2019. We also hosted 700+ live meetings each year for peer collaboration and networking, and 240+ exclusive C-level meetings through the Evanta brand. In response to the COVID-19 pandemic, we pivoted to producing virtual conferences with a focus on maximizing the value we deliver for our clients. During 2021, Gartner successfully held 39 virtual conferences with more than 57,000 attendees, including eight Symposiums/Xpos. In addition, during 2021 we hosted 450+ virtual peer networking meetings, and through the Evanta brand we hosted 550+ exclusive C-level virtual meetings.

•CONSULTING. Through its experienced consultants, Gartner Consulting serves chief information officers and other senior executives who are driving technology-related strategic initiatives to optimize technology investments and drive business impact. Gartner Consulting combines the power of Gartner’s market-leading research with custom analysis and on-the-ground support to help clients to turn insight and advice into action and impact.

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

•Our global footprint and established customer base - We have a global presence with clients in approximately 100 countries and territories on six continents. A substantial portion of our revenue is derived from sales outside of the United States.

•Insight that creates connections - Our global community of experts, analysts and peers help provide the deep relationships that help clients stay ahead of the curve.

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

•Vast network of research experts and consultants - As of December 31, 2021, we had approximately 2,200 research experts and 760 experienced consultants located around the world. Our research experts are located in more than 30 countries and territories, enabling us to cover vast aspects of business and technology on a global basis.

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

HUMAN CAPITAL MANAGEMENT

We believe our people are our most valuable asset, enabling our long track record of global growth. From attracting diverse talent through our recruitment process to cultivating that talent with learning and development opportunities and rewards for strong performers to supporting overall wellness with meaningful benefits and engagement, we strive to put our people first. At December 31, 2021, we had approximately 16,600 employees globally, and the overwhelming majority of our employees were full time.

Gartner is committed to providing equal employment opportunities to all applicants and employees without regard to any legally protected status. This commitment is formalized in our global and U.S. equal employment opportunity policies. We continually renew this commitment by seeking to optimize our recruitment and professional development processes, create networking and educational opportunities, celebrate heritage and history, encourage community service and outreach, and create safe spaces for all employees. Our human capital management strategies are developed by executive management and overseen by the Compensation Committee of our Board of Directors.

Diversity, Equity and Inclusion

We foster an environment of professional development to help our employees reach their full potential through a culture of continuous improvement. This includes embracing diversity and actively removing barriers to support inclusion, engagement and growth at Gartner. Our Diversity, Equity and Inclusion (“DEI”) Executive Council, composed of our CEO, Chief Human Resources Officer, CFO, General Counsel, head of Diversity, Equity and Inclusion, and other selected leaders, drives diversity, equity and inclusion as an imperative at all levels of the organization. In addition, the DEI Center of Excellence, which reports directly to our Chief Human Resources Officer, codifies our strategy and establishes goals against key metrics to drive greater transparency and accountability. Our teams of employees are composed of individuals from different geographies, cultures, religions, ethnicities, races, genders, sexual orientations, abilities and generations working together to solve problems. As of December 31, 2021, approximately 46% of our employees worldwide and 36% of our Board of Directors identified as female. In addition, 18% of our Board of Directors and approximately 22% of employees in the U.S. identified as racially or ethnically diverse. On a worldwide basis, our employees were represented by more than 85 self-identified nationalities working in 38 different countries and territories.

We focus on the role of unconscious bias and endeavor to build tools that help make various business processes more inclusive and accommodate a more diverse perspective. We emphasize the importance of inclusion to leaders and managers and the value of fostering a sense of belonging within their teams. We also continue to invest in learning opportunities to develop DEI at Gartner. For example, our popular Embracing Diversity & Being Inclusive module has enrolled more than 5,600 associates since its inception.

The Company supports a number of employee-driven Employee Resource Groups (“ERGs”) that bring employees together to foster a diverse, inclusive and supportive workplace. Gartner currently has six formal ERGs supporting underrepresented racial, ethnic and multicultural backgrounds, women, the LGBTQ+ community, veterans and employees with disabilities. Participation in ERGs is voluntary and open to all employees. In 2021, over 4,300 Gartner associates were members of at least one ERG.

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

In response to the COVID-19 pandemic, we implemented significant changes to protect the health and safety of our employees, clients and the communities in which we operate. This included the temporary closure of our offices in the United States, United Kingdom, India, and several other impacted locations around the world, as well as the cancellation of certain in-person conferences. We have now reopened a majority of our offices (including our corporate headquarters) and are planning to reopen the remaining offices in early 2022, with safety guidelines to protect employee health. In 2021, we announced a hybrid virtual-first working arrangement, which provides additional flexibility to employees, enabling most of them to continue working remotely a substantial portion of the time. We also provide a number of free mental and behavioral health resources, including access to the Employee Assistance Program for employees and their dependents.

Talent Development, Retention and Training

Gartner aims to foster a culture of lifelong learning, getting feedback and evolving. In addition to helping employees unlock their full potential through mechanisms like continuous feedback and performance appraisals, we have dedicated programs designed to develop effective leaders. We also offer rotational programs and an online learning experience platform for employees called GartnerYou. In 2021, GartnerYou offered close to 45,000 learning resources, with more than 321,000 completions globally. Since our Sales and Research & Advisory teams make up of approximately 50% of total employees worldwide, we also have formal, dedicated programs to help train and onboard new hires as well as more experienced managers and leaders within Sales and Research & Advisory. In 2021, Gartner transformed how we onboard new sales hires so they more quickly develop the core competencies tied to sales success. Rooted in learning and development best practices, the reimagined program operates in a scalable model that provides new sales hires in their first year with access to as many as 500 well-paced, just-in-time learning assets. More than 1,200 sales associates went through this program in 2021. Through these programs, we believe our teams develop role-specific knowledge and skills, increase productivity and improve performance.

We also strive to develop an inclusive and engaging environment that makes Gartner a vibrant, exciting place to work. We believe the greatest catalyst to engagement comes from leadership — particularly their efforts to set direction, allocate resources, and build individual and organizational capability. We embed our associate survey efforts within our business units so that the insight we glean can help leaders understand the opportunities for effecting organizational growth. Business-unit-specific survey results are used for a number of leader-specific interventions, from individualized coaching to team-based skill-building to business-unit-wide initiatives targeting key areas of engagement. Although, like many companies, we experienced an uptick in associate turnover in 2021, the average employee tenure decreased only slightly from 5.2 years in 2020 to 5.1 years in 2021. Moreover, average employee tenure increased year over year for our sales team.

Our Communities

Our associates have a long history of individual and team volunteering. In addition to providing the flexibility for associates to spend time volunteering, we facilitate and support on- and off-site volunteer projects for teams, and encourage non-profit board service, skills-based volunteerism and in-house drives. In 2021, Gartner associates logged approximately 18,800 hours supporting over 420 nonprofit organizations around the world.

We encourage you to review the “Our Associates” section of our Corporate Responsibility Report located on our website at gartner.com, under the “Corporate Responsibilities” link in the “About” tab for more detailed information regarding our Human Capital programs and initiatives. Nothing on our website, including our Corporate Responsibility Report or sections thereof, shall be deemed incorporated by reference into this Annual Report, or any other filing we make with the SEC.

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

ITEM 1A. RISK FACTORS.

We operate in a highly competitive and rapidly changing environment that involves numerous risks and uncertainties, some of which are beyond our control. In addition, we and our clients are affected by global economic conditions and trends. The following sections address significant factors, events and uncertainties that make an investment in our securities risky. We urge you to consider carefully the factors described below and the risks that they present for our operations, as well as the risks addressed in other reports and materials that we file with the SEC and the other information, included or incorporated by reference in this Form 10-K. When the factors, events and contingencies described below or elsewhere in this Form 10-K materialize, there could be a material adverse impact on our business, prospects, results of operations, financial condition, and cash flows, and therefore have a potential negative effect on the trading price of our common stock. Additional risks not currently known to us or that we now deem immaterial may also harm us and negatively affect your investment. In addition to the effects of the COVID-19 pandemic and resulting global disruptions on our business and operations discussed in Item 7 of this Form 10-K and in the risk factors below, additional or unforeseen effects from the COVID-19 pandemic and the global economic climate may give rise to or amplify many of these risks discussed below. Risks in this section are grouped in the following categories: (1) risks related to the Coronavirus (COVID-19) pandemic; (2) strategic and operational risks; (3) macroeconomic and industry risks; (4) legal and regulatory risks; and (5) risks related to our Common Stock. Many risks affect more than one category, and the risks are not in order of significance or probability of occurrence because they have been grouped by categories.

Risks Related to the Coronavirus (COVID-19) Pandemic

The COVID-19 pandemic has had a material adverse impact on our operations and financial performance, specifically our Conferences segment, as well as on the operations and financial performance of many of our customers, and the duration and extent to which the COVID-19 pandemic will continue to affect our operations, financial performance, results of operations, achievement of strategic objectives, and/or stock price remains uncertain. The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected, and may continue to adversely affect, our operations, financial performance and demand for our products and services. It has also adversely affected the operations and financial performance of many of our clients. Additionally, the COVID-19 pandemic has resulted in, and may continue to result in, a substantial curtailment of business activities (including the decrease in demand for a broad variety of products and services both regionally and globally), weakened economic conditions, significant economic uncertainty and volatility in the financial markets. Finally, new variants of COVID-19 continue to emerge, including the Delta variant and more recently, the Omicron variant, which has caused and may continue to cause significant uncertainty. The future impact of the Delta and Omicron variants, or other variants that may emerge, cannot be predicted at this time, and may be affected by numerous factors, including vaccination rates and availability in the U.S. and globally, the effectiveness of current vaccines against the variants and responses by various governments, such as lockdowns and other restrictive measures.

The COVID-19 pandemic has subjected our operations and financial performance to a number of risks that may have (or may continue to have) a material adverse impact on our operations and financial condition, including, but not limited to those discussed below:

•We have had to temporarily close Gartner offices (including our corporate headquarters) in the United States, United Kingdom, India, and several other impacted locations around the world and implemented significant travel restrictions. Though many of our employees continue to work remotely, these changes impact the normal operation of our business. Although we have reopened most offices and have plans to reopen substantially all remaining offices in early 2022, health and safety permitting, reopening is subject to many factors outside of our control. As a result, we cannot predict for certain when or how we will begin to lift the actions put in place as part of our business continuity plans, including work from home protocols and travel restrictions.

•We cancelled in-person conferences scheduled for 2020 beginning in late February/early March 2020 with the remainder being cancelled after the World Health Organization’s declaration of the COVID-19 pandemic later in March 2020. We began holding virtual conferences during the second half of 2020. We held 39 virtual conferences during 2021 and expect to continue to deliver conferences virtually during 2022. These virtual conferences have resulted in significantly less revenue and gross contribution than in-person conferences, but we believe they aid in client retention and engagement. Future in-person conferences will be held only if we determine the relevant impacts of COVID-19 have sufficiently receded in the jurisdictions where our conferences are to be held. Additionally, our Conferences business strategy may evolve over time. For additional information about how COVID-19 affects our Conferences business, see the Risk Factor titled “The profitability and success of our conferences and other meetings are subject to external factors beyond our control.”

•Our management is focused on mitigating the effects of COVID-19 on our business, which has required and will continue to require, a substantial investment of time and may delay other value-added services.

Additionally, we face challenges from evolving factors related to the COVID-19 pandemic that are not within our control, remain uncertain and to which we may not effectively respond. For example, our operations span numerous locations around the world, and many local governments and countries have imposed or may impose various restrictions on our employees, partners and customers’ physical movement to limit the spread of COVID-19. These restrictions are constantly changing, and we cannot predict how long and to what extent they will continue. We also face increased operational hurdles as we make efforts to promote employee health and safety, including limiting travel, limiting access to offices, and implementing a hybrid virtual-first work policy, meaning that most of our employees will have the option to work remotely at least some of the time, for the foreseeable future. In addition, complying with various customer or government vaccine, masking and/or testing requirements may result in increased competition for skilled talent, adversely impact our ability to deliver services to our customers and adversely impact our operational results or financial performance.

Moreover, COVID-19 may adversely impact our subscription-based business model (which accounts for a significant portion of our revenue) by causing clients to decrease new and renewals of subscription-based services and to request to cancel or renegotiate current subscription-based services. The effect of COVID-19 on our subscription-based model may not be fully reflected in our results of operations until future periods.

Further, the duration and extent of the impact from the COVID-19 pandemic and its impact on our operations and financial performance depend on future developments that cannot currently be accurately predicted, such as:

•the severity and transmission rate of the virus and variants;
•the extent and effectiveness of containment actions;
•the timing of the development and distribution of effective vaccines globally and/or treatments and their acceptance by the general public;
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

In addition, some of our content is exposed to Internet search engines, which help generate website traffic. Search engines often update their proprietary algorithms, which could affect the placement of links to our websites. Some search engines also provide substantive content in search results, which, if expanded to the areas in which we operate, could reduce the need to enter our websites. If a major search engine changes its algorithms in a manner that negatively affects our placement in search results or makes it less likely for our target audience to enter our websites, our business, results of operations and financial condition would be harmed.

Our Research business depends on renewals of subscription-based services and sales of new subscription-based services for a significant portion of our revenue, and our failure to renew at historical rates or generate new sales of such services will lead to a decrease in our revenues. A large portion of our success depends on our ability to generate renewals of our subscription-based research products and services and new sales of such products and services, both to new clients and existing clients. These products and services constituted approximately 79% and 81% of total revenues from our on-going operations for 2021 and 2020, respectively. Generating new sales of our subscription-based products and services, both to new and existing clients, is a challenging, costly, and often time-consuming process. If we are unable to generate new sales, due to competition or other factors, our revenues will be adversely affected.

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

Additionally, as we continue to adjust our products and service offerings to meet our clients’ continuing needs, we may shift the type and pricing of our products which may impact client renewal rates. While our Research client retention rate was 86% and 83% at December 31, 2021 and 2020, respectively, there can be no guarantee that we will continue to maintain this rate of client renewals.

The profitability and success of our conferences and other meetings are subject to external factors beyond our control. Our Conferences business constituted approximately 5% and 3% of total revenues from our on-going operations in 2021 and 2020, respectively. As a result of the COVID-19 pandemic, we cancelled in-person conferences scheduled for 2020 beginning in late February/early March 2020 with the remainder being cancelled after the World Health Organization’s declaration of the COVID-19 pandemic later in March 2020. We began holding virtual conferences during the second half of 2020. We held 39 virtual conferences during 2021 and expect to continue to deliver conferences virtually during 2022. These virtual conferences are expected to result in significantly less revenue and gross contribution, but we believe aid in client retention and engagement.

We expect our Conferences revenues will continue to be negatively impacted until in-person conferences can be held. Moreover, our clients that typically attend these conferences may have pandemic-related travel restrictions in place that could affect attendance once these conferences resume. At this time, we also cannot predict the extent to which local governments may restrict in-person gatherings and what additional measures will be required to hold in-person conferences safely, such as providing masks, social distancing and increased sanitation. These safety requirements would likely cause us to incur additional costs and may limit the number of participants at our in-person conferences. In addition, perceived or actual spread of coronavirus at one of our conferences could cause reputational damage. The safety of our associates and clients remains our top priority so future in-person conferences will be held only if we determine the relevant impacts of COVID-19 have sufficiently receded in the jurisdictions where our conferences are to be held.

We also face risks related to insurance coverage for our cancelled conferences. Our event cancellation insurance provides up to $170 million in coverage for 2020 with the right to reinstate that amount one time if those limits are utilized. The insurer has contested our right to reinstate limits and to include in reinstated limits conferences cancelled due to COVID-19. Gartner also has event cancellation insurance for 2021, covering events that were planned for 2021 but cancelled, of up to $150 million with the right to reinstate up to that amount one time if the initial limits are inadequate. The insurer has contested all coverage for events cancelled in 2021 due to COVID-19. We are in litigation with the insurer on these issues. In 2021, we received $166.9 million of proceeds related to 2020 insurance claims and recorded a gain of $152.3 million. Our insurance coverage for 2022 (and likely beyond) however excludes cancellation due to communicable diseases. Our event cancellation insurer is seeking additional information for cancelled Evanta meetings to determine whether Gartner may be entitled to an additional $3.1 million in coverage for Evanta meetings cancelled in 2020. Gartner is seeking to reinstate and recover up to an additional $20 million for cancelled 2020 Evanta meetings and to reinstate and recover up to an additional $150 million in losses from cancelled 2020 destination conferences. Gartner is also seeking $150 million in initial limits for events cancelled in 2021 and to reinstate those limits up to an additional $150 million. It is unclear when we will receive the proceeds from our insurance claims related to the conferences cancelled, which could affect our financial results.

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

Our Consulting business depends on non-recurring engagements and our failure to secure new engagements could lead to a decrease in our revenues. Consulting segment revenues constituted approximately 9% of total revenues from our on-going operations in both 2021 and 2020. Consulting engagements typically are project-based and non-recurring. In addition, revenue from our contract optimization business can fluctuate significantly from period to period and is not predictable. Our ability to replace consulting engagements is subject to numerous factors, including the following:

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

We may not be able to attract and retain qualified personnel which could jeopardize the quality of our products and services and our future growth plans. Our success is based on attracting and retaining talented employees and we depend heavily upon the quality of our senior management, research analysts, consultants, sales and other key personnel. The market for highly skilled workers and leaders in our industry is extremely competitive. Maintaining our brand and reputation is important to our ability to recruit and retain employees. We face competition for qualified professionals from, among others, technology companies, market research firms, consulting firms, financial services companies and electronic and print media companies, some of which have a greater ability to attract and compensate these professionals. We face risks related to global labor shortages, and competitive markets have increased attrition throughout our sector. Moreover, vaccine mandates may result in increased employee attrition, if implemented. Additionally, some of the personnel that we attempt to hire are subject to non-compete agreements that could impede our short-term recruitment efforts. Our employee hiring and retention also depend on our ability to build and maintain a diverse and inclusive workplace culture that enables our employees to thrive. We may also be limited in our ability to recruit internationally by restrictive domestic immigration laws, and changes to policies that restrain the flow of technical and professional talent could inhibit our ability to adequately staff our research and development and other efforts.

An inability to retain key personnel or to hire and train additional qualified personnel could materially adversely affect the quality of our products and services, as well as our future business and operating results or stock price. In addition, effective succession planning is important to our long-term success, and failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution.

Additionally, as a result of the COVID-19 pandemic, the vast majority of our employees transitioned to working from home. In early 2022, we began to operate under a hybrid virtual-first working environment, meaning that most of our employees have the option to work remotely at least some of the time for the foreseeable future. The hybrid working environment may impair our ability to maintain our culture of collaboration and continuous improvement, and may cause disruptions among our employees, including lost productivity, communication challenges and, potentially, employee dissatisfaction and attrition. If our attempts to safely reopen our offices and operate under a hybrid working environment are not successful, our business could be adversely impacted.

If we are unable to enforce and protect our intellectual property rights, our competitive position may be harmed. We rely on a combination of copyright, trademark, trade secret, patent, confidentiality, non-compete and other contractual provisions to protect our intellectual property rights. Despite our efforts to protect our intellectual property rights, unauthorized third parties may obtain and use technology or other information that we regard as proprietary. Our intellectual property rights may not survive a legal challenge to their validity or provide significant protection for us. The laws of certain countries, particularly in emerging markets, do not protect our proprietary rights to the same extent as the laws of the United States. Conducting business in certain foreign jurisdictions may require accepting compromised protections or yielding of rights to technology, data or intellectual property rights in order to access those markets. Accordingly, we may not be able to protect our intellectual property against unauthorized or undesired third-party copying or use, which could adversely affect our competitive position. Additionally, there can be no assurance that another party will not assert that we have infringed its intellectual property rights.

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

Like many multinational corporations, we, and some third parties upon which we rely, have experienced cyber attacks on our computer systems and networks in the past and may experience them in the future, likely with more frequency and sophistication, and involving a broader range of devices and modes of attack, all of which will increase the difficulty of detecting and successfully defending against them. To date, none have resulted in any material adverse impact to our business, operations, products, services or customers. We have implemented various security controls to both meet our security obligations, while also defending against constantly evolving security threats. Our security controls help to secure our information systems, including our computer systems, intranet, proprietary websites, email and other telecommunications and data networks, and we scrutinize the security of outsourced website and service providers prior to retaining their services. However, the security measures implemented by us or by our outside service providers may not be effective and our systems (and those of our outside service providers) are vulnerable to theft, loss, damage and interruption from a number of potential sources and events, including unauthorized access or security breaches, cyber attacks, computer viruses, power loss, or other disruptive events. As a result of the COVID-19 pandemic, most of our employees are working remotely, which magnifies the importance of the integrity of our remote access security measures. Additionally, the security compliance landscape continues to evolve, requiring us to stay apprised of changes in cybersecurity laws, regulations, and security requirements required by our clients, such as the European Union General Data Protection Regulation (GDPR), the California Consumer Privacy Act (CCPA), the Brazilian General Data Protection Law (LGPD), the Chinese Cybersecurity, Data Security and Personal Information Protection laws (and other new and proposed data protection laws), International Organization for Standardization (ISO), and National Institute of Standards and Technology (NIST). Recent well-publicized security breaches at other companies have led to enhanced government and regulatory scrutiny of the measures taken by companies to protect against cyber attacks, and may in the future result in heightened cybersecurity requirements, including additional regulatory expectations for oversight of vendors and service providers.

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

We may experience outages and disruptions of our online services if we fail to maintain an adequate operations infrastructure. Our increasing user traffic and complexity of our products and services demand more computing power. We have invested substantial amounts and expect to continue investing (as necessary) in access to data centers and equipment and in moving more of our workload into cloud services, upgrading our technology and network infrastructure to handle increased traffic on our websites, and delivering our products and services through emerging channels, such as mobile applications. However, any inefficiencies or operational failures could diminish the quality of our products, services, and user experience, resulting in damage to our reputation and loss of current and potential users, subscribers, and advertisers, potentially harming our financial condition and operating results.

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

Our sales to governments are subject to appropriations and some may be terminated early. We derive significant revenues from research and consulting contracts with the United States government and its respective agencies, numerous state and local governments and their respective agencies, and foreign governments and their agencies. At December 31, 2021 and 2020, approximately $790 million and $689 million, respectively, of our outstanding revenue contracts were attributable to government entities. Our U.S. government contracts are subject to the approval of appropriations by the U.S. Congress to fund the agencies contracting for our services. Additionally, our contracts at the state and local levels, as well as foreign government contracts, are subject to various governmental authorizations and funding approvals and mechanisms. Certain of these contracts may be terminated at any time by the government entity without cause or penalty (“termination for convenience”). In addition, contracts with U.S. federal, state and local, and foreign governments and their respective agencies are subject to increasingly complex bidding procedures and compliance requirements, as well as intense competition. Failure to adequately abide by these procedures and compliance requirements could result in an inability to contract with governments or their agencies, termination of existing contracts, or even suspension and disbarment from doing future business with a government or agency. Moreover, while terminations by governments for lack of funding have not been significant historically, should appropriations for the various governments and agencies that contract with us be curtailed, or should our government contracts be terminated for convenience, we may experience a significant loss of revenues.

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

Our outstanding debt obligations could negatively impact our financial condition and future operating results. As of December 31, 2021, the Company had outstanding debt of $288 million under its 2020 term loan and revolving credit facility (the “2020 Credit Agreement”), $800 million of Senior Notes due 2028 (the “2028 Notes”), $600 million of Senior Notes due 2029 (the “2029 Notes”) and $800 million of Senior Notes due 2030 (the “2030 Notes”). Additional information regarding the 2020 Credit Agreement, the 2028 Notes, the 2029 Notes and the 2030 Notes is included in Note 6 — Debt in the Notes to Consolidated Financial Statements.

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

In addition, variable-rate borrowings under our 2020 Credit Agreement typically use LIBOR as a benchmark based on market participant judgments for establishing the rate of interest. LIBOR is the subject of recent national and international regulatory scrutiny, which is expected to result in changes that cause LIBOR to disappear entirely after June 2023 for rates applicable to the 2020 Credit Agreement and our existing derivatives contracts, and as of December 2021 for any new debt and derivatives contracts that we may enter into. The changes may also cause LIBOR to perform differently than in the past. The Alternative Reference Rates Committee (ARRC), which was convened by the Federal Reserve Board and the New York Fed, has identified the Secured Oversight Financing Rate (SOFR) as the recommended risk-free alternative rate for USD LIBOR. The future consequences of these LIBOR developments on our variable-rate borrowings, including the possible transition to rates based on observable transactions, such as the Secured Overnight Financing Rate (SOFR), cannot be predicted at this time, but could include an increase in the cost of our variable-rate indebtedness and volatility in our earnings.

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

Macroeconomic and Industry Risks

We are subject to risks from operating globally. We have clients in approximately 100 countries and territories and a substantial amount of our revenue is earned outside of the United States. Our operating results are subject to all of the risks typically inherent in international business activities, including general political and economic conditions in each country, challenges in staffing and managing foreign operations, changes in regulatory requirements, compliance with numerous and complex foreign laws and regulations, currency restrictions and fluctuations, the difficulty of enforcing client agreements, collecting accounts receivable and protecting intellectual property rights including against economic espionage in international jurisdictions. Further, we rely on local distributors or sales agents in some international locations. If any of these arrangements are terminated by our agent or us, we may not be able to replace the arrangement on beneficial terms or on a timely basis, or clients of the local distributor or sales agent may not want to continue to do business with us or our new agent.

Additionally, tariffs, trade barriers and restrictions, and other acts by governments to protect domestic markets or to retaliate against the trade tariffs and restrictions of other nations could negatively affect our business operations. In addition, the withdrawal of nations from existing common markets or trading blocs, such as the exit of the United Kingdom (UK) from the European Union (the EU), commonly referred to as Brexit, could be disruptive and negatively impact our business and the business of our clients. We continue to monitor Brexit and its potential impacts on our results of operations and financial condition. In connection with Brexit, in December, 2020, the EU and the United Kingdom reached an agreement on a new trade arrangement that became effective on January 1, 2021. Depending on the application of the terms of the trade and cooperation agreement, there could be near or long-term negative impacts on our UK business due to regulatory costs and challenges for us and our clients who have significant operations in the United Kingdom. The impact of any of these effects of Brexit, among others, could materially harm our business and financial results.

Our operating results could be negatively impacted by global economic conditions. Our business is impacted by general economic conditions and trends in the United States and abroad. In its recent report, Global Economics Prospects, January 2022, the World Bank reported that following a collapse in 2020 caused by the COVID-19 pandemic, global economic growth is estimated to have surged to 5.5% in 2021. Notwithstanding this annual increase, according to the report, resurgences of the COVID-19 pandemic and widespread supply bottlenecks weighed appreciably on global activity in the second half of 2021. Reflecting these bottlenecks, as well as the recovery in global demand and rising food and energy prices, the World Bank notes that global consumer price inflation and its near-term expectations have increased more than previously anticipated. The report also notes that labor markets in advanced economies have tightened, supporting a rebound in wage inflation, Against this backdrop, the World Bank predicted the global economy is set to experience its sharpest slowdown after an initial rebound from a global recession since at least the 1970s. Global growth is projected to decelerate from 5.5 percent in 2021 to 4.1 percent in 2022, reflecting continued COVID-19 flare-ups, diminished policy support, and lingering supply disruptions. Per the World Bank, global growth is envisioned to slow further in 2023, to 3.2 percent, as pent-up demand is depleted and supportive macroeconomic policies continue to be unwound. A downturn in growth could negatively and materially affect future demand for our products and services in general, in certain geographic regions, in particular countries, or industry sectors. In addition, U.S. federal, state and local government spending limits may reduce demand for our products and services from those governmental agencies as well as organizations that receive funding from those agencies, and could negatively affect macroeconomic conditions in the United States, which could further reduce demand for our products and services. Such difficulties could negatively impact our ability to maintain or improve the various business measurements we utilize (which are defined in this Annual Report), such as contract value and consulting backlog growth, client retention, wallet retention, consulting utilization rates, and the number of attendees and exhibitors at our conferences and other meetings. Failure to achieve acceptable levels of these measurements or improve them will negatively impact our financial condition, results of operations, and cash flows.

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

Our business could be negatively impacted by climate change. While we seek to mitigate the business risks associated with climate change for our operations, there are inherent climate-related risks wherever business is conducted. Access to clean water and reliable energy in the communities where we conduct our business, whether for our offices, clients, vendors or other stakeholders is a priority. We have large offices in Connecticut, Florida, India, Australia, and other locations that are vulnerable to climate change effects. Changing market dynamics, global policy developments, and the increasing frequency and impact of extreme weather events on critical infrastructure in the U.S. and elsewhere have the potential to disrupt our business, the business of our vendors, and the business clients, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations.

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

In addition, continuously evolving data protection laws and regulations, such as the European Union General Data Protection Regulation (GDPR) and the decision in the Schrems II case, the California Consumer Privacy Act (CCPA), the Brazilian General Data Protection Law (LGPD), the Chinese Cybersecurity, Data Security and Personal Information laws and other new and proposed data protection laws, pose increasingly complex compliance challenges. We have implemented GDPR, CCPA and LGPD compliance programs. In the meantime, Gartner will continue to maintain and rely upon our comprehensive global data protection compliance program, which includes administrative, technical, and physical controls to safeguard our associates’ and clients’ personal data. The interpretation and application of these laws in the United States, the EU and elsewhere are often uncertain, inconsistent and ever changing. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

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

We face risks related to taxation. We are a global company and a substantial amount of our earnings is generated outside of the United States and taxed at rates other than the U.S. statutory federal income tax rate. Our effective tax rate, financial position and results of operations could be adversely affected by earnings being higher than anticipated in jurisdictions with higher statutory tax rates and, conversely, lower than anticipated in jurisdictions that have lower statutory tax rates, by changes in the valuation of our deferred tax assets and/or by changes in tax laws or accounting principles and their interpretation by relevant authorities.

Corporate tax reform, base-erosion efforts and tax transparency continue to be high priorities in many countries. Tax reform legislation is being proposed or enacted in a number of jurisdictions where we do business. During 2015, the Organization for Economic Cooperation and Development (OECD) released final reports on various action items associated with its initiative to prevent Base Erosion and Profit Shifting (BEPS). In 2020, the OECD further proposed a two-pillar approach to global taxation (BEPS 2.0), focusing on global profit allocation and a global minimum tax rate and in December of 2021, both the OECD and the EU released model rules and draft directives with respect to global minimum tax. The future enactment by various governments of these and other proposals could significantly increase our tax obligations in many countries where we do business. These actual, potential, and other changes, both individually and collectively, could materially increase our effective tax rate and negatively impact our financial position, results of operations, and cash flows. We will continue to monitor and reflect the impact of such legislative changes in future financial statements as appropriate.

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

As of December 31, 2021, we had approximately $120.1 million of accumulated undistributed earnings in our non-U.S. subsidiaries. Our cash and cash equivalents are held in numerous locations throughout the world. At December 31, 2021, 31% of our cash and cash equivalents was held overseas, with a substantial portion representing accumulated undistributed earnings of our non-U.S. subsidiaries. Under generally accepted accounting principles in the United States of America, no provision for income taxes that may result from the remittance of accumulated undistributed foreign earnings is required if the Company intends to reinvest such earnings overseas indefinitely. The Company intends to continue to reinvest its accumulated undistributed foreign earnings, except in instances where the repatriation of those earnings would result in minimal additional tax. As a result, we have not recognized income tax expense on the amounts deemed permanently reinvested.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

As of December 31, 2021, we leased approximately 20 domestic and 65 international office properties for our ongoing business operations. These offices, which exclude certain properties that we sublease to others, support our executive and administrative activities, research and consulting, sales, systems support, operations, and other functions. Our corporate office is based in Stamford, Connecticut. We also maintain an important presence in: Fort Myers, Florida; Arlington, Virginia; Egham, the United Kingdom; Gurgaon, India; Irving, Texas; and Barcelona, Spain. The Company does not own any real property.

Our Stamford corporate headquarters is comprised of leased office space in three buildings located on the same campus. Our lease for the Stamford headquarters facility expires in 2027 and contains three five-year renewal options at fair value.

In early 2022, we began to operate under a hybrid virtual-first working environment, meaning that most of our employees have the option to work remotely at least some of the time for the foreseeable future. As a result, we believe our current real estate footprint is sufficient to support future growth.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the New York Stock Exchange under the symbol “IT”. As of February 17, 2022, there were 1,010 holders of record of our common stock. Our 2022 Annual Meeting of Stockholders will be held virtually on June 2, 2022.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The equity compensation plan information set forth in Part III, Item 12 of this Annual Report on Form 10-K is hereby incorporated by reference into this Part II, Item 5.

SHARE REPURCHASES

In May 2015, our Board of Directors (the “Board”) authorized a share repurchase program to repurchase up to $1.2 billion of our common stock. The Board authorized incremental share repurchases of up to an additional $300.0 million, $500.0 million, $800.0 million and $500.0 million of the Company’s common stock in February 2021, April 2021, July 2021 and February 2022, respectively. The Company may repurchase its common stock from time-to-time in amounts, at prices and in the manner that the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended), accelerated share repurchases, private transactions or other transactions and will be funded by cash on hand and borrowings. Repurchases may also be made from time-to-time in connection with the settlement of the Company’s stock-based compensation awards. The table below summarizes the repurchases of our common stock during the three months ended December 31, 2021 pursuant to our share repurchase program and the settlement of stock-based compensation awards.

Period	Total Number of Shares Purchased (#)	Average Price Paid Per Share ($)	Total Number of Shares Purchased Under Announced Programs (#)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
October 1, 2021 to October 31, 2021	579,246	$311.67	578,486	$595,976
November 1, 2021 to November 30, 2021	48,522	331.00	15,290	590,976
December 1, 2021 to December 31, 2021	437	332.30	—	$590,976
Total for the quarter (1)	628,205	$313.18	593,776

(1)The repurchased shares during the three months ended December 31, 2021 included purchases for both the settlement of stock-based compensation awards and open market purchases.

ITEM 6. [RESERVED]

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

This MD&A provides an analysis of our consolidated financial results, segment results and cash flows for 2021 and 2020 under the headings “Results of Operations,” “Segment Results” and “Liquidity and Capital Resources.” For a similar detailed discussion comparing 2020 and 2019, refer to those headings under Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

BUSINESS OVERVIEW

Gartner, Inc. (NYSE: IT) delivers actionable, objective insight to executives and their teams. Our expert guidance and tools enable faster, smarter decisions and stronger performance on an organization’s mission critical priorities.

We are a trusted advisor and an objective resource for more than 15,000 enterprises in approximately 100 countries and territories — across all major functions, in every industry and enterprise size.

Gartner delivers its products and services globally through three business segments – Research, Conferences and Consulting, as described below.

•Research equips executives and their teams from every function and across all industries with actionable, objective insight, guidance and tools. Our experienced experts deliver all this value informed by a combination of practitioner-sourced and data-driven research to help our clients address their mission critical priorities.

•Conferences provides executives and teams across an organization the opportunity to learn, share and network. From our Gartner Symposium/Xpo series, to industry-leading conferences focused on specific business roles and topics, to peer-driven sessions, our offerings enable attendees to experience the best of Gartner insight and guidance.

•Consulting serves senior executives leading technology-driven strategic initiatives leveraging the power of Gartner’s actionable, objective insight. Through custom analysis and on-the-ground support we enable optimized technology investments and stronger performance on our clients’ mission critical priorities.

COVID-19 Impact

As a result of the COVID-19 pandemic, we temporarily closed Gartner offices around the world and implemented significant travel restrictions. Although we have reopened most offices and have plans to reopen substantially all remaining offices in early 2022, health and safety permitting, reopening is subject to many factors outside of our control. The vast majority of our employees transitioned to working from home. In early 2022, we began to operate under a hybrid virtual-first working environment, meaning that most of our employees will have the option to work remotely at least some of the time, for the foreseeable future. As a result, in the fourth quarter of 2021 we evaluated our real estate footprint globally, and determined that certain of our leased locations are no longer necessary for our operations. This evaluation resulted in the impairment of right-of-use assets and other long-lived assets, net of a reduction in lease liabilities, of $49.5 million related to certain office locations we no longer intend to use. We expect to continue to evaluate our real estate footprint globally. If we determine there is any additional excess property, there is no assurance that we will be able to sublease any such excess properties or that we will not incur costs in connection with such exit activities, which may be material. As of the date of this filing, we do not believe our work from home protocol has affected our internal controls over financial reporting.

Of the three business segments in which we operate, Research and Consulting have returned to growth levels that were in line with our growth prior to the pandemic. However, Conferences continues to be negatively impacted. We cancelled in-person conferences scheduled for 2020 beginning in late February/early March 2020 with the remainder being cancelled after the World Health Organization’s declaration of the COVID-19 pandemic later in March 2020. We began holding virtual conferences during the second half of 2020. We held 39 virtual conferences during the year ended December 31, 2021 and expect to continue to deliver conferences virtually during 2022. These virtual conferences have resulted in significantly less revenue and gross contribution than in-person conferences, but we believe they aid in client retention and engagement. We are operationally planning to re-launch in-person destination conferences when conditions permit.

For cancelled conferences, our event cancellation insurance enables us to receive an amount up to expected revenues, plus incurred expenses minus saved expense. Our event cancellation insurance provides up to $170 million in coverage for 2020 with the right to reinstate that amount one time if those limits are utilized. The insurer has contested our right to reinstate limits. Gartner also has event cancellation insurance for 2021, covering events that were planned for 2021 but cancelled, of up to $150 million with the right to reinstate up to that amount one time if the initial limits are inadequate. The insurer has contested all coverage for events planned for 2021 but cancelled due to COVID-19. We are in litigation with the insurer on these issues. In 2021, we received $166.9 million of proceeds related to 2020 insurance claims, and recorded a gain of $152.3 million. The timing of receiving the remaining proceeds from 2020 and 2021 insurance claims is uncertain so we will not record any insurance claims in excess of expenses incurred related to the remaining claims until the receipt of the insurance proceeds is deemed to be realizable. Our insurance coverage for 2022 (and likely beyond) excludes cancellation due to communicable diseases.

In response to the pandemic’s impacts to our business, we implemented cost avoidance initiatives in the first half of 2020 including significant limitations on hiring and third-party spending, reductions to discretionary spending and elimination of non-essential travel and re-prioritization of capital expenditures. We began to restore certain investments in the business during the second half of 2020 and accelerated these investments in 2021. We expect these investments to increase in future periods, which may have a negative impact on operating margins.

BUSINESS MEASUREMENTS

We believe that the following business measurements are important performance indicators for our business segments:

BUSINESS SEGMENT	BUSINESS MEASUREMENT
Research
Total contract value represents the dollar value attributable to all of our subscription-related contracts. It is calculated as the annualized value of all contracts in effect at a specific point in time, without regard to the duration of the contract. Total contract value primarily includes Research deliverables for which revenue is recognized on a ratable basis, as well as other deliverables (primarily Conferences tickets) for which revenue is recognized when the deliverable is utilized. Comparing contract value year-over-year not only measures the short-term growth of our business, but also signals the long-term health of our Research subscription business since it measures revenue that is highly likely to recur over a multi-year period. Our total contract value consists of Global Technology Sales contract value, which includes sales to users and providers of technology, and Global Business Sales contract value, which includes sales to all other functional leaders.

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

EXECUTIVE SUMMARY OF OPERATIONS AND FINANCIAL POSITION
We have executed a strategy since 2005 to drive revenue and earnings growth. The fundamentals of our strategy include a focus on creating actionable, objective insight for executive leaders and their teams, delivering innovative and highly differentiated product offerings, building a strong sales capability, providing world class client service with a focus on client engagement and retention, and continuously improving our operational effectiveness.

We had total revenues of $4.7 billion in 2021, an increase of 15% compared to 2020 on a reported basis and 14% excluding the foreign currency impact. Net income increased to $793.6 million in 2021 from $266.7 million in 2020 and, as a result, diluted earnings per share was $9.21 in 2021 compared to $2.96 in 2020.

Research revenues increased to $4.1 billion in 2021, an increase of 14% compared to 2020 on a reported basis and 12.0% excluding the foreign currency impact. The Research gross contribution margin was 74% and 72% in 2021 and 2020, respectively. Total contract value was $4.2 billion at December 31, 2021, an increase of 16% compared to December 31, 2020 on a foreign currency neutral basis.

Conferences revenues increased to $214.4 million in 2021, an increase of 78% compared to 2020 both on a reported basis and excluding the foreign currency impact. The Conferences gross contribution margin was 62% and 48% in 2021 and 2020, respectively. We held 39 virtual conferences in 2021, and 5 in-person and 15 virtual conferences in 2020.

Consulting revenues increased to $418.1 million in 2021, an increase of 11% compared to 2020 on a reported basis and 9% excluding the foreign currency impact. The Consulting gross contribution margin was 38% and 31% in 2021 and 2020, respectively. Backlog was $116.7 million at December 31, 2021.

Cash provided by operating activities was $1.3 billion and $903.3 million during 2021 and 2020, respectively. As of December 31, 2021, we had $756.5 million of cash and cash equivalents and approximately $1.0 billion of available borrowing capacity on our revolving credit facility. During 2021, we repurchased 7.3 million shares of the Company’s common stock for an aggregate purchase price of approximately $1.7 billion.

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

Our critical accounting policies and estimates are described below.

Revenue recognition — Our revenue by significant source is accounted for as follows:

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

•Consulting revenues are principally generated from fixed fee or time and materials engagements. Revenues from fixed fee contracts are recognized as we work to satisfy our performance obligations. Revenues from time and materials engagements are recognized as work is delivered and/or services are provided. Revenues related to contract optimization engagements are contingent in nature and are only recognized upon satisfaction of all conditions related to their payment.

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

	Year Ended December 31, 2021	Year Ended December 31, 2020	Increase (Decrease)	Percentage Increase (Decrease)
Total revenues	$4,733,962	$4,099,403	$634,559	15%
Costs and expenses:
Cost of services and product development	1,444,093	1,345,024	99,069	7
Selling, general and administrative	2,155,658	2,038,963	116,695	6
Depreciation	102,802	93,925	8,877	9
Amortization of intangibles	109,603	125,059	(15,456)	(12)
Acquisition and integration charges	6,055	6,282	(227)	(4)
Operating income	915,751	490,150	425,601	87
Interest expense, net	(116,620)	(113,549)	3,071	3
Gain on event cancellation insurance claims	152,310	—	152,310	nm
Loss on extinguishment of debt	—	(44,814)	44,814	nm
Other income (expense), net	18,429	(5,654)	24,083	>(100)
Less: Provision for income taxes	176,310	59,388	116,922	197
Net income	$793,560	$266,745	$526,815	197%
nm = not meaningful

Total revenues for 2021 were $4.7 billion, an increase of $634.6 million compared to 2020, or 15% on a reported basis and 14% excluding the foreign currency impact. The tables below present (i) revenues by geographic region (based on where the sale is fulfilled) and (ii) revenues by segment for the years indicated (in thousands).

Primary Geographic Market	Year Ended December 31, 2021	Year Ended December 31, 2020	Increase (Decrease)	Percentage Increase (Decrease)
United States and Canada	$3,048,902	$2,637,824	$411,078	16%
Europe, Middle East and Africa	1,130,979	966,273	164,706	17
Other International	554,081	495,306	58,775	12
Total revenues	$4,733,962	$4,099,403	$634,559	15%

Segment	Year Ended December 31, 2021	Year Ended December 31, 2020	Increase (Decrease)	Percentage Increase (Decrease)
Research	$4,101,392	$3,602,892	$498,500	14%
Conferences	214,449	120,140	94,309	78
Consulting	418,121	376,371	41,750	11
Total revenues	$4,733,962	$4,099,403	$634,559	15%

Refer to the section of this MD&A below entitled “Segment Results” for a discussion of revenues and results by segment.

Cost of services and product development was $1.4 billion in 2021, an increase of $99.1 million compared to 2020, or 7% on a reported basis and 6% excluding the foreign currency impact. The increase was primarily due to increased compensation costs, conference expenses and program expenses, partially offset by reduced travel and entertainment costs. Cost of services and product development as a percent of revenues was 31% and 33% during 2021 and 2020, respectively.

Selling, general and administrative (“SG&A”) expense was $2.2 billion in 2021, an increase of $116.7 million compared to 2020, or 6% on a reported basis and 4% excluding the foreign currency impact. The increase in SG&A during the year ended December 31, 2021, as compared to the prior fiscal year, was primarily due to charges associated with the impairment of right-of-use assets and other long-lived assets, net of a reduction in lease liabilities, of $49.5 million related to certain office locations we no longer intend to use. Additionally, conference-related expenses increased due to expenses on cancelled conferences. SG&A expense also increased due to higher personnel costs in the current year, partially offset by reduced severance costs. There was a slight decrease in the number of quota-bearing sales associates in Global Technology Sales and an increase in Global Business Sales to 3,072 and 934, respectively, at December 31, 2021. On a combined basis, the total number of quota-bearing sales associates increased by 2% when compared to December 31, 2020. SG&A expense as a percent of revenues was 46% and 50% during 2021 and 2020, respectively.

Depreciation increased by 9% during 2021 compared to 2020. This increase was due to additional investments, including new leasehold improvements as additional office space went into service, and capitalized software.

Amortization of intangibles decreased by 12% during 2021 compared to 2020 due to certain intangible assets that became fully amortized in 2021 and 2020.

Operating income was $915.8 million and $490.2 million during 2021 and 2020, respectively. The increase in operating income was primarily due to increased revenue.

Interest expense, net increased by $3.1 million during 2021 compared to 2020. The increase in interest expense, net was primarily due to an increase in debt, partially offset by a reduction in the amortization of debt issuance costs.

Gain on event cancellation insurance claims of $152.3 million during the year ended December 31, 2021 reflected proceeds, net of expense recoveries, related to the 2020 conference cancellation insurance claims.

Loss on extinguishment of debt during the year ended December 31, 2020 was related to the early redemption premium and write-off of deferred financing fees on our redemption of the 2025 Notes on September 28, 2020.

Other income (expense), net for the years presented herein included the net impact of foreign currency gains and losses from our hedging activities, as well as sales of certain state tax credits and the recognition of other tax incentives. During 2021 and 2020, Other income (expense), net included a $20.2 million and a 2.2 million gain on de-designated interest rate swaps, respectively. Other income (expense), net for the year ended December 31, 2020 also included the release of $10.3 million from Accumulated other comprehensive loss, net related to forecasted interest payments that were no longer probable as a result of the payment under the then outstanding 2016 Credit Agreement term loan and revolving credit facility on June 30, 2020.

Provision for income taxes was $176.3 million and $59.4 million during 2021 and 2020, respectively, with an effective income tax rate of 18.2% for both 2021 and 2020. The Company completed intercompany sales of certain intellectual property in both 2021 and 2020. As a result, the Company recorded net tax benefits of approximately $54.1 million and $28.3 million during 2021 and 2020, respectively. These benefits represent the value of future tax deductions for amortization of the assets in the acquiring jurisdiction, net of any tax recognized in the selling jurisdiction. The Company’s intellectual property footprint continues to evolve and may result in tax rate volatility in the future. Note 12 — Income Taxes in the Notes to Consolidated Financial Statements provides additional information regarding the Company’s income taxes.

Net income was $793.6 million and $266.7 million during 2021 and 2020, respectively. Additionally, our diluted net income per share increased by $6.25 in 2021 compared to 2020. These year-over-year changes reflect: (i) the increase in our 2021 operating income; (ii) the gain on event cancellation insurance claims; (iii) the prior year loss on extinguishment of debt; and (iv) higher Other income (expense), net, partially offset by increased income tax expense due to higher pre-tax income in 2021 compared to 2020.

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

Reportable Segments

The sections below present the results of the Company’s three reportable business segments: Research, Conferences and Consulting.

Research

	As Of And For The Year Ended December 31, 2021	As Of And For The Year Ended December 31, 2020	Increase (Decrease)		Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$4,101,392	$3,602,892	$498,500		14%
Gross contribution (1)	$3,036,925	$2,597,852	$439,073		17%
Gross contribution margin	74%	72%	2	points	—
Business Measurements:
Global Technology Sales (2):
Contract value (1), (3)	$3,373,000	$2,957,000	$416,000		14%
Client retention	86%	83%	3	points	—
Wallet retention	106%	98%	8	points	—
Global Business Sales (2):
Contract value (1), (3)	$874,000	$706,000	$168,000		24%
Client retention	87%	83%	4	points	—
Wallet retention	115%	101%	14	points	—

(1)Dollars in thousands.
(2)Global Technology Sales includes sales to users and providers of technology. Global Business Sales includes sales to all other functional leaders.
(3)Contract values are on a foreign exchange neutral basis. Contract values as of December 31, 2020 have been calculated using the same foreign currency rates as 2021.

Research revenues increased by $498.5 million during 2021 compared to 2020, or 14% on a reported basis and 12% excluding the foreign currency impact. The gross contribution margin was 74% in 2021 compared to 72% in 2020. The increase in revenues during 2021 was primarily due to the same factors driving the trend in our Research contract value, which are discussed below. The improvement in margin was primarily due to the growth in revenue.

Total contract value increased to $4.2 billion at December 31, 2021, or 16% compared to December 31, 2020 on a foreign currency neutral basis. Total contract value growth was led by the manufacturing, services, and technology sectors. Global Technology Sales (“GTS”) contract value increased by 14% at December 31, 2021 when compared to December 31, 2020. The increase in GTS contract value was primarily due to new business from new and existing clients, as well as improved client retention. GTS contract value increased by double-digits for all enterprise sizes and over half of all sectors. Global Business Sales (“GBS”) contract value increased by 24% year-over-year, also primarily driven by new business from new and existing clients, and improved client retention. All of our GBS practices achieved double-digit growth rates, with the majority growing more than 20% year-over-year.

GTS client retention was 86% and 83% as of December 31, 2021 and 2020, respectively, while wallet retention was 106% and 98%, respectively. GBS client retention was 87% and 83% as of December 31, 2021 and 2020, respectively, while wallet retention was 115% and 101% as of December 31, 2021 and 2020, respectively. The number of GTS client enterprises and GBS client enterprises increased by 9% and 5%, respectively, at December 31, 2021 when compared to December 31, 2020.

Conferences

	As Of And For The Year Ended December 31, 2021	As Of And For The Year Ended December 31, 2020	Increase (Decrease)		Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$214,449	$120,140		$94,309	78%
Gross contribution (1)	$133,748	$57,302		$76,446	133%
Gross contribution margin	62%	48%	14	points	—
Business Measurements:
Number of destination conferences (2)	39	20	19		95%
Number of destination conferences attendees (2)	57,145	42,273	14,872		35%

(1)Dollars in thousands.
(2)Includes both virtual and in-person conferences. Single day, local meetings are excluded.

In response to the COVID-19 pandemic, we cancelled all in-person conferences from March 2020 through December 2021, and pivoted to producing virtual conferences with a focus on maximizing the value we deliver to our clients. We held 39 virtual conferences during the year ended December 31, 2021. During 2020, we successfully held 5 in-person conferences prior to the COVID-19 pandemic and 15 virtual conferences during the second half of the year. We expect to continue to deliver conferences virtually during 2022, but are operationally planning to re-launch in-person destination conferences when conditions permit. Conferences revenues increased by $94.3 million during 2021 compared to 2020, or 78%, on both a reported basis and excluding the foreign currency impact. The increase in revenues for the year ended December 31, 2021 was due to the virtual conferences held during the period, as well as the use of ticket entitlements which we extended from 2020 due to the pandemic. The segment gross contribution margin was 62% and 48% in 2021 and 2020, respectively. The higher gross contribution margin during 2021 was primarily due to increased revenues.

Consulting

	As Of And For The Year Ended December 31, 2021	As Of And For The Year Ended December 31, 2020	Increase (Decrease)		Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$418,121	$376,371		$41,750	11%
Gross contribution (1)	$158,843	$115,744		$43,099	37%
Gross contribution margin	38%	31%	7	points	—
Business Measurements:
Backlog (1), (2)	$116,700	$103,300		$13,400	13%
Average billable headcount	749	768	(19)		(2)%
Consultant utilization	68%	61%	7	points	—
Average annualized revenue per billable headcount (1)	$429	$368		$61	17%

(1)Dollars in thousands.
(2)Backlog is on a foreign currency neutral basis. Backlog as of December 31, 2020 has been calculated using the same foreign currency rates as 2021.

Consulting revenues increased 11% during 2021 compared to 2020 on a reported basis and 9% excluding the foreign currency impact. The increase in revenues on a reported basis was due to a 13% increase in labor-based consulting, and a 4% increase in contract optimization. Contract optimization revenue may vary significantly and, as such, 2021 revenues may not be indicative of future results. The segment gross contribution margin was 38% and 31% in 2021 and 2020, respectively. The increase in gross contribution margin during 2021 was primarily due to the increase in revenue.

Backlog increased by $13.4 million, or 13%, from December 31, 2020 to December 31, 2021.

LIQUIDITY AND CAPITAL RESOURCES

We finance our operations through cash generated from our operating activities and borrowings. Note 6 — Debt in the Notes to Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations. At December 31, 2021, we had $756.5 million of cash and cash equivalents and approximately $1.0 billion of available borrowing capacity on the revolving credit facility under our 2020 Credit Agreement. We believe that the Company has adequate liquidity and access to capital markets to meet its currently anticipated needs for both the next twelve months and the foreseeable future.

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

Our cash and cash equivalents are held in numerous locations throughout the world with 31% held overseas at December 31, 2021. The Company intends to reinvest substantially all of its accumulated undistributed foreign earnings, except in instances where repatriation would result in minimal additional tax. As a result of the U.S. Tax Cuts and Jobs Act of 2017, we believe that the income tax impact if such earnings were repatriated would be minimal.

The table below summarizes the changes in the Company’s cash balances for the years indicated (in thousands).

	Year Ended December 31,		Increase (Decrease)
	2021	2020
Cash provided by operating activities	$1,312,470	$903,278	$409,192
Cash used in investing activities	(80,467)	(83,888)	3,421
Cash used in financing activities	(1,157,609)	(416,224)	(741,385)
Net increase in cash and cash equivalents and restricted cash	74,394	403,166	(328,772)
Effects of exchange rates	(26,375)	28,581	(54,956)
Beginning cash and cash equivalents	712,583	280,836	431,747
Ending cash and cash equivalents and restricted cash	$760,602	$712,583	$48,019

Operating

Cash provided by operating activities was $1,312.5 million and $903.3 million in 2021 and 2020, respectively. The year-over-year increase was primarily due to higher pre-tax income in the 2021 period, in part due to a $152.3 million gain on event cancellation insurance claims, and an increase in deferred revenues resulting from increased bookings in Research, partially offset by higher income tax payments and deferred commissions.

Investing

Cash used in investing activities was $80.5 million and $83.9 million in 2021 and 2020, respectively. The cash used in 2021 was for capital expenditures and the acquisition of Pulse Q&A Inc. The slight decrease from 2020 to 2021 was the result of reduced capital spending in response to the COVID-19 pandemic, partially offset by the 2021 acquisition of Pulse Q&A Inc.

Financing

Cash used in financing activities was $1.2 billion and $416.2 million in 2021 and 2020, respectively. During the 2021 period, we issued $600.0 million of 3.625% Senior Notes due 2029, and repaid $100.0 million on our term loan facility under the 2020 Credit Agreement with a portion of the proceeds from the issuance of the 2029 Notes. During 2021, we used $1.7 billion of cash for share repurchases. During 2020, the Company repaid a net $148.0 million on our revolving credit facility under the 2016 Credit Agreement, paid a net $58.5 million in debt principal repayments, borrowed $5.0 million under the 2020 Credit Agreement and used $176.3 million for share repurchases. Additionally, we paid $25.8 million in deferred financing fees related to our financing activities and $30.8 million in early redemption premium payments related to the repayment of our

2025 Notes. See Note 6 — Debt in the Notes to Consolidated Financial Statements provides additional information regarding the Company’s financing activities in 2021 and 2020.

OBLIGATIONS AND COMMITMENTS

Debt

As of December 31, 2021, the Company had $2.5 billion of principal amount of debt outstanding. Note 6 — Debt in the Notes to Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations.

Off-Balance Sheet Arrangements

Through December 31, 2021, the Company has not entered into any material off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

Contractual Cash Commitments

The table below summarizes the Company’s future contractual cash commitments as of December 31, 2021 (in thousands).

Commitment Description	Due In Less Than 1 Year	Due In 2-3 Years	Due In 4-5 Years	Due In More Than 5 Years	Total
Debt – principal, interest, and commitment fees (1)	$124,651	$247,417	$461,956	$2,450,696	$3,284,720
Operating leases (2)	146,114	272,298	228,855	417,750	1,065,017
Deferred compensation arrangements (3)	9,298	14,118	10,653	76,792	110,861
Other (4)	38,542	56,342	37,896	31,272	164,052
Totals	$318,605	$590,175	$739,360	$2,976,510	$4,624,650

(1)Principal repayments of the Company’s debt obligations were classified in the above table based on the contractual repayment dates. Interest payments were based on the effective interest rates as of December 31, 2021, including the effects of the Company’s interest rate swap contracts. Commitment fees were based on unused balances and commitment rates as of December 31, 2021. Note 6 — Debt in the Notes to Consolidated Financial Statements provides information regarding the Company’s debt obligations and interest rate swap contracts.
(2)The Company leases various facilities, automobiles, computer equipment and other assets under non-cancelable operating lease agreements expiring between 2022 and 2038. The total commitment excludes approximately $292.7 million of estimated future cash receipts from the Company’s subleasing arrangements. Note 1 — Business and Significant Accounting Policies and Note 7 — Leases in the Notes to Consolidated Financial Statements provide additional information regarding the Company’s leases.
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
(4)Other includes: (i) contractual commitments (a) for software, telecom and other services and (b) to secure sites for our Conferences business (c) deferred consideration held in escrow in connection with business acquisitions (see Note 1 — Business and Significant Accounting Policies and Note 2 — Acquisitions in in the Notes to Consolidated Financial Statements); and (ii) projected cash contributions to the Company’s defined benefit pension plans. Note 15 — Employee Benefits in the Notes to Consolidated Financial Statements provides additional information regarding the Company’s defined benefit pension plans.

In addition to the contractual cash commitments included in the above table, the Company has other payables and liabilities that may be legally enforceable but are not considered contractual commitments. Information regarding the Company’s payables and liabilities is included in Note 5 — Accounts Payable and Accrued and Other Liabilities in the Notes to Consolidated Financial Statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

The FASB has issued accounting standards that had not yet become effective as of December 31, 2021 and may impact the Company’s consolidated financial statements or its disclosures in future periods. Note 1 — Business and Significant Accounting Policies in the Notes to Consolidated Financial Statements provides information regarding those accounting standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK

As of December 31, 2021, the Company had $2.5 billion in total debt principal outstanding. Note 6 — Debt in the Notes to Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations.

Approximately $0.3 billion of the Company’s total debt outstanding as of December 31, 2021 was based on a floating base rate of interest, which potentially exposes the Company to increases in interest rates. However, we reduce our overall exposure to interest rate increases through our interest rate swap contracts, which effectively convert the floating base interest rates on all of our variable rate borrowings to fixed rates.

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

Translation risk arises as our foreign currency assets and liabilities are translated into U.S. dollars because the functional currencies of our foreign operations are generally denominated in the local currency. Adjustments resulting from the translation of these assets and liabilities are deferred and recorded as a component of stockholders’ equity. A measure of the potential impact of foreign currency translation can be determined through a sensitivity analysis of our cash and cash equivalents. At December 31, 2021, we had $756.5 million of cash and cash equivalents, with a substantial portion denominated in foreign currencies. If the exchange rates of the foreign currencies we hold all changed in comparison to the U.S. dollar by 10%, the amount of cash and cash equivalents we would have reported on December 31, 2021 could have increased or decreased by approximately $45.0 million. The translation of our foreign currency revenues and expenses historically has not had a material impact on our consolidated earnings because movements in and among the major currencies in which we operate tend to impact our revenues and expenses fairly equally. However, our earnings could be impacted during periods of significant exchange rate volatility, or when some or all of the major currencies in which we operate move in the same direction against the U.S. dollar.

Transaction risk arises when we enter into a transaction that is denominated in a currency that may differ from the local functional currency. As these transactions are translated into the local functional currency, a gain or loss may result, which is recorded in current period earnings. We typically enter into foreign currency forward exchange contracts to mitigate the effects of some of this foreign currency transaction risk. Our outstanding foreign currency forward exchange contracts as of December 31, 2021 had an immaterial net unrealized loss.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements for 2021, 2020 and 2019, together with the reports of KPMG LLP, our independent registered public accounting firm, are included herein in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Management conducted an evaluation, as of December 31, 2021, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed under the Exchange Act.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment was reviewed with the Audit Committee of the Board of Directors.

Based on its assessment of internal control over financial reporting, management has concluded that, as of December 31, 2021, Gartner’s internal control over financial reporting was effective. The effectiveness of management’s internal control over financial reporting as of December 31, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K in Part IV, Item 15.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required to be furnished pursuant to this item is incorporated by reference from the information set forth under the captions “The Board of Directors,” “Proposal One: Election of Directors,” “Executive Officers,” “Corporate Governance,” “Delinquent Section 16(a) Reports” (if necessary) and “Proxy and Voting Information — Available Information” in the Company’s 2022 Proxy Statement. See also Item 1. Business — Available Information.

ITEM 11. EXECUTIVE COMPENSATION.

The information required to be furnished pursuant to this item is incorporated by reference from the information set forth under the captions “Compensation Discussion & Analysis,” “Compensation Tables and Narrative Disclosures,” “The Board of Directors - Compensation of Directors,” “The Board of Directors - Director Compensation Table,” “Corporate Governance - Risk Oversight - Risk Assessment of Compensation Policies and Practices,” and “Corporate Governance - Compensation Committee” in the Company’s 2022 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required to be furnished pursuant to this item is incorporated by reference from the information set forth under the captions “Compensation Tables and Narrative Disclosures — Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2022 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required to be furnished pursuant to this item is incorporated by reference from the information set forth under the captions “Transactions With Related Persons” and “Corporate Governance — Director Independence” in the Company’s 2022 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required to be furnished pursuant to this item is incorporated by reference from the information set forth under the caption “Proposal Three: Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s 2022 Proxy Statement.

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

3. Exhibits

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
3.1(1)	Restated Certificate of Incorporation of the Company.

3.2(2)	By-laws of Gartner, Inc. (as amended through April 29, 2021).

4.1(3)	Indenture (including form of Notes), dated as of June 22, 2020, among Gartner, Inc., the guarantors named therein and U.S. Bank National Association, as a trustee, relating to the $800,000,000 aggregate principal amount of 4.500% Senior Notes due 2028.

4.2(4)	Indenture (including form of Notes), dated as of September 28, 2020, among Gartner, Inc., the guarantors named therein and U.S. Bank National Association, as a trustee, relating to the $800,000,000 aggregate principal amount of 3.750% Senior Notes due 2030.

4.3(4)	Amended and Restated Credit Agreement, dated as of September 28, 2020, among Gartner, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

4.4(4)	Amended and Restated Guarantee and Collateral Agreement, dated as of September 28, 2020, among Gartner, Inc. each subsidiary guarantor party thereto and JPMorgan Chase Bank, N.A.

4.5(5)	Indenture (including form of Notes), dated as of June 18, 2021, among Gartner, Inc., the guarantors named therein and U.S. Bank National Association, as a trustee, relating to the $600,000,000 aggregate principal amount of 3.625% Senior Notes due 2029.

4.6*	Description of Gartner, Inc.’s Common Stock.

10.1(6)+	2011 Employee Stock Purchase Plan, as amended and restated, as of September 1, 2021.

10.2(7)+	Long-Term Incentive Plan, as amended and restated effective January 31, 2019.

10.3(7)+	Second Amended and Restated Employment Agreement between Eugene A. Hall and the Company dated as of February 14, 2019.

10.4(2)+	Amendment to Employment Agreement between Eugene A. Hall and the Company dated as of April 29, 2021.

10.5(8)+	Company Deferred Compensation Plan, effective January 1, 2009.

10.6(7)+	Form of 2019 Stock Appreciation Right Agreement for executive officers.

10.7(7)+	Form of 2019 Performance Stock Unit Agreement for executive officers.

10.8(9)+	Form of 2020 Stock Appreciation Right Agreement for executive officers.

10.9(9)+	Form of 2020 Performance Stock Unit Agreement for executive officers.

10.10(10)+	Form of 2021 Stock Appreciation Right Agreement for executive officers.

10.11(10)+	Form of 2021 Performance Stock Unit Agreement for executive officers.

10.12+*	Form of 2022 Stock Appreciation Right Agreement for executive officers.

10.13+*	Form of 2022 Performance Stock Unit Agreement for executive officers.

10.14(11)+	Form of Restricted Stock Unit Agreement for non-employee directors.

10.15(9)+	Enhanced Executive Rewards Policy.

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (see Signature Page).

31.1*	Certification of chief executive officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of chief financial officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

104*	Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101).

*	Filed with this document.
+	Management compensation plan or arrangement.
(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 6, 2005.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 5, 2021.
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 23, 2020.
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2020.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 21, 2021.
(6)	Incorporated by reference from the Company’s Proxy Statement (Schedule 14A) filed on April 19, 2021.
(7)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on February 22, 2019.
(8)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on February 20, 2009.
(9)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on February 19, 2020.
(10)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on February 24, 2021.
(11)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 1, 2018.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Gartner, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Unrecognized tax benefits

As discussed in Note 1 to the consolidated financial statements, the Company recognizes the tax benefit from an uncertain tax position when it believes such position is more likely than not of being sustained if challenged. As of December 31, 2021, the Company has recorded gross unrecognized tax benefits of $150.0 million. Recognized tax positions are measured at the largest amount of benefit with greater than a 50 percent likelihood of being realized. The Company uses estimates and assumptions in determining the amount of unrecognized tax benefits.

We identified the assessment of unrecognized tax benefits related to transfer pricing as a critical audit matter. Complex auditor judgment was required in evaluating the Company’s interpretation of tax law and its estimate of the ultimate resolution of its tax positions.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s unrecognized tax benefits process, including transfer pricing. We involved tax and transfer pricing professionals with specialized skills and knowledge, who assisted in assessing unrecognized tax benefits by:

•evaluating the Company’s interpretation of tax laws and income tax consequences of intercompany transactions

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
February 23, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Gartner, Inc.:
Opinion on Internal Control Over Financial Reporting

We have audited Gartner, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 23, 2022 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

New York, New York
February 23, 2022

GARTNER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$756,493	$712,583
Fees receivable, net of allowances of $6,500 and $10,000, respectively	1,365,180	1,241,508
Deferred commissions	380,569	259,755
Prepaid expenses and other current assets	117,838	109,212
Total current assets	2,620,080	2,323,058
Property, equipment and leasehold improvements, net	273,562	336,765
Operating lease right-of-use assets	548,258	647,283
Goodwill	2,951,317	2,945,547
Intangible assets, net	714,418	806,998
Other assets	308,689	256,316
Total Assets	$7,416,324	$7,315,967
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,134,814	$952,431
Deferred revenues	2,238,035	1,974,548
Current portion of long-term debt	5,931	20,515
Total current liabilities	3,378,780	2,947,494
Long-term debt, net of deferred financing fees	2,456,833	1,958,286
Operating lease liabilities	697,766	780,166
Other liabilities	511,887	539,593
Total Liabilities	7,045,266	6,225,539
Stockholders’ Equity:
Preferred stock:
$0.01 par value, authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock:
$0.0005 par value, 250,000,000 shares authorized; 163,602,067 shares issued for both periods	82	82
Additional paid-in capital	2,074,896	1,968,930
Accumulated other comprehensive loss, net	(81,431)	(99,228)
Accumulated earnings	3,049,027	2,255,467
Treasury stock, at cost, 81,205,504 and 74,759,985 common shares, respectively	(4,671,516)	(3,034,823)
Total Stockholders’ Equity	371,058	1,090,428
Total Liabilities and Stockholders’ Equity	$7,416,324	$7,315,967

See Notes to Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Research	$4,101,392	$3,602,892	$3,374,548
Conferences	214,449	120,140	476,869
Consulting	418,121	376,371	393,904
Total revenues	4,733,962	4,099,403	4,245,321
Costs and expenses:
Cost of services and product development	1,444,093	1,345,024	1,550,568
Selling, general and administrative	2,155,658	2,038,963	2,103,424
Depreciation	102,802	93,925	82,066
Amortization of intangibles	109,603	125,059	129,713
Acquisition and integration charges	6,055	6,282	9,463
Total costs and expenses	3,818,211	3,609,253	3,875,234
Operating income	915,751	490,150	370,087
Interest income	1,893	2,087	3,026
Interest expense	(118,513)	(115,636)	(102,831)
Gain on event cancellation insurance claims	152,310	—	—
Loss from divested operations	—	—	(2,075)
Loss on extinguishment of debt	—	(44,814)	—
Other income (expense), net	18,429	(5,654)	7,532
Income before income taxes	969,870	326,133	275,739
Provision for income taxes	176,310	59,388	42,449
Net income	$793,560	$266,745	$233,290

Net income per share:
Basic	$9.33	$2.99	$2.60
Diluted	$9.21	$2.96	$2.56
Weighted average shares outstanding:
Basic	85,026	89,315	89,817
Diluted	86,177	90,017	90,971

See Notes to Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)

	Year Ended December 31,
	2021	2020	2019
Net income	$793,560	$266,745	$233,290
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(6,621)	10,375	4,169
Interest rate swaps - net change in deferred gain or loss	21,781	(30,940)	(39,394)
Pension plans - net change in deferred actuarial gain or loss	2,637	(725)	(2,846)
Other comprehensive income (loss), net of tax	17,797	(21,290)	(38,071)
Comprehensive income	$811,357	$245,455	$195,219

See Notes to Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Accumulated Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2018	$82	$1,823,710	$(39,867)	$1,755,432	$(2,688,600)	$850,757
Net income	—	—	—	233,290	—	233,290
Other comprehensive loss	—	—	(38,071)	—	—	(38,071)
Issuances under stock plans	—	6,555	—	—	11,094	17,649
Common share repurchases	—	—	—	—	(194,040)	(194,040)
Stock-based compensation expense	—	69,008	—	—	—	69,008
Balance at December 31, 2019	82	1,899,273	(77,938)	1,988,722	(2,871,546)	938,593
Net income	—	—	—	266,745	—	266,745
Other comprehensive loss	—	—	(21,290)	—	—	(21,290)
Issuances under stock plans	—	7,117	—	—	11,026	18,143
Common share repurchases	—	—	—	—	(174,303)	(174,303)
Stock-based compensation expense	—	62,540	—	—	—	62,540
Balance at December 31, 2020	82	1,968,930	(99,228)	2,255,467	(3,034,823)	1,090,428
Net income	—	—	—	793,560	—	793,560
Other comprehensive income	—	—	17,797	—	—	17,797
Issuances under stock plans	—	7,396	—	—	10,854	18,250
Common share repurchases	—	—	—	—	(1,647,547)	(1,647,547)
Stock-based compensation expense	—	98,570	—	—	—	98,570
Balance at December 31, 2021	$82	$2,074,896	$(81,431)	$3,049,027	$(4,671,516)	$371,058

See Notes to Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended December 31,
	2021	2020	2019
Operating activities:
Net income	$793,560	$266,745	$233,290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	212,405	218,984	211,779
Stock-based compensation expense	98,570	62,540	69,008
Deferred taxes	(41,567)	(53,190)	(55,787)
Loss from divested operations	—	—	2,075
Loss on impairment of lease related assets, net	49,537	—	—
Loss on extinguishment of debt	—	44,814	—
Gain on sale of an equity security	—	—	(9,120)
Reduction in the carrying amount of operating lease right-of-use assets	75,125	81,851	86,466
Amortization and write-off of deferred financing fees	4,162	8,424	6,497
Amortization of deferred swap losses from de-designation	—	10,320	—
Gain on de-designated swaps	(20,204)	(2,157)	—
Changes in assets and liabilities, net of acquisitions and divestitures:
Fees receivable, net	(145,346)	99,409	(66,729)
Deferred commissions	(124,874)	8,656	(30,315)
Prepaid expenses and other current assets	(15,913)	37,895	18,985
Other assets	(18,287)	(8,950)	(27,303)
Deferred revenues	324,059	15,998	181,203
Accounts payable and accrued and other liabilities	121,243	111,939	(54,613)
Cash provided by operating activities	1,312,470	903,278	565,436
Investing activities:
Additions to property, equipment and leasehold improvements	(59,834)	(83,888)	(149,016)
Acquisitions - cash paid (net of cash acquired)	(22,939)	—	(25,989)
Other	2,306	—	—
Proceeds from the sale of an equity security	—	—	14,120
Cash used in investing activities	(80,467)	(83,888)	(160,885)
Financing activities:
Proceeds from employee stock purchase plan	18,173	18,085	17,629
Proceeds from borrowings	600,000	2,000,000	5,000
Early redemption premium payment	—	(30,752)	—
Payments for deferred financing fees	(7,320)	(25,786)	—
Proceeds from revolving credit facility	—	332,000	309,000
Payments on revolving credit facility	(5,000)	(475,000)	(316,000)
Payments on borrowings	(107,915)	(2,058,469)	(102,579)
Purchases of treasury stock	(1,655,547)	(176,302)	(199,042)
Cash used in financing activities	(1,157,609)	(416,224)	(285,992)
Net increase in cash and cash equivalents and restricted cash	74,394	403,166	118,559
Effects of exchange rates on cash and cash equivalents and restricted cash	(26,375)	28,581	3,614
Cash and cash equivalents and restricted cash, beginning of year	712,583	280,836	158,663
Cash and cash equivalents and restricted cash, end of year	$760,602	$712,583	$280,836

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$101,885	$112,249	$102,298
Income taxes, net of refunds received	$253,379	$33,921	$119,156

See Notes to Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Business and Significant Accounting Policies

Business. Gartner, Inc. (NYSE: IT) delivers actionable, objective insight to executives and their teams. Our expert guidance and tools enable faster, smarter decisions and stronger performance on an organization’s mission critical priorities.

We are a trusted advisor and an objective resource for more than 15,000 enterprises in approximately 100 countries and territories — across all major functions, in every industry and enterprise size.

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

The fiscal year of Gartner is the twelve-month period from January 1 through December 31. All references to 2021, 2020 and 2019 herein refer to the fiscal year unless otherwise indicated. When used in these notes, the terms “Gartner,” the “Company,” “we,” “us” or “our” refer to Gartner, Inc. and its consolidated subsidiaries.

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

In December 2019, a novel coronavirus disease (“COVID-19”) was reported in Wuhan, China and on March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. Any future asset impairment charges or restructuring charges could be more likely if the negative effects of the COVID-19 pandemic continue and will be dependent on the severity and duration of this crisis.

Business acquisitions. The Company accounts for business acquisitions in accordance with the acquisition method of accounting as prescribed by FASB ASC Topic 805, Business Combinations. The acquisition method of accounting requires the Company to record the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with certain exceptions. Any excess of the consideration transferred over the estimated fair value of the net assets acquired, including identifiable intangible assets, is recorded as goodwill. Under the acquisition method, the operating results of acquired companies are included in the Company’s Consolidated Financial Statements beginning on the date of acquisition. The Company completed business acquisitions in both 2021 and 2019. Note 2 — Acquisitions provides additional information regarding those business acquisitions.
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

Charges that are directly related to the Company’s acquisitions are expensed as incurred and classified as Acquisition and integration charges in the Consolidated Statements of Operations. Note 2 — Acquisitions provides additional information regarding the Company’s Acquisition and integration charges.

Revenue recognition. The Company’s revenue by significant source is accounted for as follows:

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

•Consulting revenues are principally generated from fixed fee or time and materials engagements. Revenues from fixed fee contracts are recognized as the Company works to satisfy its performance obligations. Revenues from time and materials engagements are recognized as work is delivered and/or services are provided. Revenues related to contract optimization engagements are contingent in nature and are only recognized upon satisfaction of all conditions related to their payment.

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

Allowance for losses. On January 1, 2020, the Company adopted ASU No. 2016-13, Financial Instruments—Credit Losses. ASU No. 2016-13 amended the previous financial instrument impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. The Company applied the expected credit loss model to its fees receivable balance on January 1, 2020 using a historical loss rate method. Prior to January 1, 2020, the Company recognized the allowance for losses on bad debts in accordance with then-existing U.S. GAAP under FASB ASC Topic 310, Receivables.

Cost of services and product development (“COS”). COS expense includes the direct costs incurred in the creation and delivery of the Company’s products and services. These costs primarily relate to personnel.

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

Other income (expense), net. During 2019, the Company sold a minority equity investment for $14.1 million in cash and recognized a pretax gain of $9.1 million that was recorded in Other income (expense), net in the Consolidated Statements of Operations.

Income taxes. The Company uses the asset and liability method of accounting for income taxes. The Company estimates its income taxes in each of the jurisdictions where it operates. This process involves estimating the Company’s current tax expense or benefit together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Consolidated Balance Sheets. When assessing the realizability of deferred tax assets, the Company considers if it is more likely than not that some or all of the deferred tax assets will not be realized. In making this assessment, the Company considers the availability of loss carryforwards, projected reversals of deferred tax liabilities, projected future taxable income, and ongoing prudent and feasible tax planning strategies. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained based on the technical merits of the position. Recognized tax positions are measured at the largest amount of benefit with greater than a 50% likelihood of being realized. The Company uses estimates in determining the amount of unrecognized tax benefits associated with uncertain tax positions. Significant judgment is required in evaluating tax law and measuring the benefits likely to be realized. Uncertain tax positions are periodically re-evaluated and adjusted as more information about their ultimate realization becomes available. Note 12 — Income Taxes provides additional information regarding the Company’s income taxes.

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

	December 31,
	2021	2020	2019	2018
Cash and cash equivalents	$756,493	$712,583	$280,836	$156,368
Restricted cash classified in (1):
Prepaid expenses and other current assets	4,109	—	—	2,295
Cash and cash equivalents and restricted cash per the Consolidated Statements of Cash Flows	$760,602	$712,583	$280,836	$158,663

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

Leases. ASC 842 requires accounting for leases under a right-of-use model whereby a lessee must record a right-of-use asset and a related lease liability on its balance sheet for most of its leases. Under ASC 842, leases are classified as either operating or finance arrangements, with such classification affecting the pattern of expense recognition in an entity’s income statement. For operating leases, ASC 842 requires recognition in an entity’s income statement of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. In the fourth quarter of the year ended December 31, 2021, as a result and in consideration of the changing nature of the Company’s use of office space for its workforce and the impacts of the COVID-19 pandemic, the Company evaluated its existing real estate lease portfolio. As a result of the evaluation, the Company recognized an impairment loss of $49.5 million. Note 7 — Leases provides additional information regarding the Company’s leases.

Property, equipment and leasehold improvements. Equipment, leasehold improvements and other fixed assets owned by the Company are recorded at cost less accumulated depreciation and amortization. Fixed assets, other than leasehold improvements, are depreciated using the straight-line method over the estimated useful life of the underlying asset. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the improvement or the remaining term of the related lease. Depreciation and amortization expense for fixed assets was $102.8 million, $93.9 million and $82.1 million in 2021, 2020 and 2019, respectively. Property, equipment and leasehold improvements, net are presented in the table below (in thousands).

	Useful Life	December 31,
Category	(Years)	2021	2020
Computer equipment and software	2 - 7	$304,386	$277,973
Furniture and equipment	3 - 8	97,050	114,622
Leasehold improvements	2 - 15	253,451	283,773
Total cost		654,887	676,368
Less — accumulated depreciation and amortization		(381,325)	(339,603)
Property, equipment and leasehold improvements, net		$273,562	$336,765

The Company incurs costs to develop internal-use software used in its operations. Certain of those costs that meet the criteria in FASB ASC Topic 350, Intangibles - Goodwill and Other are capitalized and amortized over future periods. Net capitalized internal-use software development costs were $65.5 million and $58.2 million at December 31, 2021 and 2020, respectively, and are included in Computer equipment and software in the table above. Amortization expense for capitalized internal-use software development costs, which is included with Depreciation in the Consolidated Statements of Operations, totaled $34.6 million, $28.9 million and $20.0 million in 2021, 2020 and 2019, respectively.

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

When performing the annual assessment of the recoverability of goodwill, the Company initially performs a qualitative analysis evaluating whether any events or circumstances occurred or exist that provide evidence that it is more likely than not that the fair value of any of the Company’s reporting units is less than the related carrying amount. If the Company does not believe that it is more likely than not that the fair value of any of the Company’s reporting units is less than the related carrying amount, then no quantitative impairment test is performed. However, if the results of the qualitative assessment indicate that it is more likely than not that the fair value of a reporting unit is less than its respective carrying amount, then the Company performs a quantitative impairment test. Evaluating the recoverability of goodwill requires judgments and assumptions regarding future trends and events. As a result, both the precision and reliability of management estimates are subject to uncertainty.

The Company’s most recent annual impairment test of goodwill was a qualitative analysis conducted during the quarter ended September 30, 2021 that indicated no impairment. Subsequent to completing the 2021 annual impairment test, no events or changes in circumstances were noted that required an interim goodwill impairment test. Note 3 — Goodwill and Intangible Assets provides additional information regarding the Company’s goodwill.

Finite-lived intangible assets. The Company has finite-lived intangible assets that are amortized using the straight-line method over the expected useful life of the underlying asset. Note 3 — Goodwill and Intangible Assets provides additional information regarding the Company’s finite-lived intangible assets.

Impairment of long-lived assets. The Company’s long-lived assets primarily consist of intangible assets other than goodwill, right-of-use assets and property, equipment and leasehold improvements. The Company reviews its long-lived asset groups for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or an asset group may not be recoverable. Such evaluation may be based on a number of factors, including current and projected operating results and cash flows, and changes in management’s strategic direction as well as external economic and market factors. The Company evaluates the recoverability of assets and asset groups by determining whether their carrying values can be recovered through undiscounted future operating cash flows. If events or circumstances indicate that the carrying values might not be recoverable based on undiscounted future operating cash flows, an impairment loss may be recognized. The amount of impairment is measured based on the difference between the projected discounted future operating cash flows, using a discount rate reflecting the Company’s average cost of funds, and the carrying value of the asset or asset group.

Debt. The Company presents amounts borrowed in the Consolidated Balance Sheets, net of deferred financing fees. Interest accrued on amounts borrowed is recorded as Interest expense in the Consolidated Statements of Operations. Note 6 — Debt  provides additional information regarding the Company’s debt arrangements.

Foreign currency exposure. The functional currency of the Company’s foreign subsidiaries is typically the local currency. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates throughout the year. The resulting translation adjustments are recorded as foreign currency translation adjustments, a component of Accumulated other comprehensive loss, net within Stockholders’ Equity on the Consolidated Balance Sheets.

Currency transaction gains or losses arising from transactions denominated in currencies other than the functional currency of a subsidiary are recognized in results of operations as part of Other income (expense), net in the Consolidated Statements of Operations. The Company had net currency transaction (losses) gains of $(3.7) million, $12.5 million and $(1.1) million in 2021, 2020 and 2019, respectively. The Company enters into foreign currency forward exchange contracts to mitigate the effects of adverse fluctuations in foreign currency exchange rates on certain transactions. Those contracts generally have short durations and are recorded at fair value with both realized and unrealized gains and losses recorded in Other income (expense), net. The net loss from foreign currency forward exchange contracts was $1.4 million, $14.1 million and $2.5 million in 2021, 2020 and 2019, respectively. Note 13 — Derivatives and Hedging provides additional information regarding the Company’s foreign currency forward exchange contracts.

Fair value disclosures. The Company has a limited number of assets and liabilities that are adjusted to fair value at each balance sheet date. The Company’s required fair value disclosures are provided at Note 14 — Fair Value Disclosures.

Concentrations of credit risk. Assets that may subject the Company to concentration of credit risk consist primarily of short-term, highly liquid investments classified as cash equivalents, fees receivable, contract assets, interest rate swaps and a pension reinsurance asset. The majority of the Company’s cash equivalent investments and its interest rate swap contracts are with investment grade commercial banks. Fees receivable and contract asset balances deemed to be collectible from customers have limited concentration of credit risk due to the Company’s diverse customer base and geographic dispersion. The Company’s pension reinsurance asset (see Note 15 — Employee Benefits) is maintained with a large international insurance company that was rated investment grade as of December 31, 2021 and 2020.

Stock repurchase programs. The Company records the cost to repurchase shares of its own common stock as treasury stock. Shares repurchased by the Company are added to treasury shares and are not retired. Note 8 — Stockholders’ Equity provides additional information regarding the Company’s common stock repurchase activity.

Gain on event cancellation insurance claims. During the year ended December 31, 2021, the Company received $166.9 million of proceeds related to 2020 event cancellation insurance claims, and recorded a pre-tax gain of $152.3 million. The Company does not record any gain on insurance claims in excess of expenses incurred until the receipt of the insurance proceeds is deemed to be realizable.

Adoption of new accounting standards. The Company adopted the accounting standard described below during 2021.

Simplifying the Accounting for Income Taxes — In December 2019, the FASB issued ASU No. 2019-12, Income Taxes—Simplifying the Accounting for Income Taxes (“ASU No. 2019-12”). ASU No. 2019-12 provided new guidance to simplify the accounting for income taxes in certain areas, changed the accounting for select income tax transactions and made minor ASC improvements. Gartner adopted ASU No. 2019-12 on January 1, 2021. The adoption of ASU No. 2019-12 did not have a material impact on the Company’s Consolidated Financial Statements.

Accounting standards issued but not yet adopted. The FASB has issued accounting standards that had not yet become effective as of December 31, 2021 and may impact the Company’s Consolidated Financial Statements or related disclosures in future periods. Those standards and their potential impact are discussed below.

Accounting standard effective immediately upon voluntary election by Gartner

Reference Rate Reform — In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform—Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU No. 2020-04”). ASU No. 2020-04 provides that an entity can elect not to apply certain required modification accounting in U.S. GAAP to contracts where all changes to the critical terms relate to reference rate reform (e.g., the expected discontinuance of LIBOR and the transition to an alternative reference interest rate, etc.). In addition, the rule provides optional expedients and exceptions that enable entities to continue to apply hedge accounting for hedging relationships where one or more of the critical terms change due to reference rate reform. The rule became effective for all entities as of March 12, 2020 and will generally no longer be available to apply after December 31, 2022. The Company is currently evaluating the potential impact of ASU No. 2020-04 on its Consolidated Financial Statements, including the rule’s potential impact on any debt modifications or other contractual changes in the future that may result from reference rate reform. However, the Company does not expect the adoption of ASU 2020-04 to have a material impact on the Company’s Consolidated Financial Statements.

Accounting standard effective in 2022

Government Assistance — In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance (“ASU No. 2021-10”). ASU No, 2021-10 requires business entities to annually disclose information about certain government assistance they receive. The rule will be effective for public entities for annual periods beginning after December 15, 2021. The adoption of ASU No. 2021-10 is currently not expected to have a material impact on the Company’s financial statement disclosures.

Accounting standard effective in 2023

Business Combinations — In October 2021, the FASB issued ASU No. 2021-08, Business Combinations, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU No. 2021-08”). ASU No. 2021-08 provides guidance for a business combination on how to recognize and measure contract assets and contract liabilities from revenue contracts with customers and other contracts that apply the provisions of ASC Topic 606, Revenue from Contracts with Customers. Specifically, the proposed amendments would require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606. Generally, this would result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements (if the acquiree prepared financial statements in accordance with U.S. GAAP). The rule will be effective for public entities on January 1, 2023, with early adoption permitted. Gartner has elected to adopt ASU No. 2021-08 effective January 1, 2022. ASU No. 2021-08 will not impact acquired contract assets or liabilities from business combinations occurring prior to January 1, 2022, and the impact in future periods will depend on the contract assets and contract liabilities acquired in future business combinations.

Note 2 — Acquisitions

Acquisitions

Year Ended December 31, 2021

On June 17, 2021, the Company acquired 100% of the outstanding capital stock of Pulse Q&A Inc. (“Pulse”), a privately-held company based in San Francisco, California, for an aggregate purchase price of $29.1 million. Pulse is a technology-enabled community platform.

For cash flow reporting purposes, the Company paid $22.9 million in cash for Pulse after considering the cash acquired with the business, amounts held in escrow and certain other purchase price adjustments. In addition to the purchase price, the Company may also be required to pay up to $4.5 million in cash in the future based on the continuing employment of certain key employees. Such amount will be recognized as compensation expense over three years and reported in Acquisition and integration charges in the Consolidated Statements of Operations.

The Company recorded $31.0 million of goodwill and finite-lived intangible assets for Pulse and $1.9 million of liabilities on a net basis. The Company believes that the recorded goodwill is supported by the anticipated synergies resulting from the acquisition. None of the recorded goodwill will be deductible for tax purposes. The fair value measurement of the finite-lived intangible assets was based on income valuation methodologies, primarily an incremental profits approach, which included significant unobservable inputs and thus represented a Level 3 measurement as defined in FASB ASC Topic 820. The allocation of the purchase price is preliminary with respect to certain tax matters.

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

Year Ended December 31, 2019

On October 1, 2019, the Company acquired 100% of the outstanding membership interests of TOPO Research LLC (“TOPO”), a privately-held company based in Redwood City, California, for $25.0 million. TOPO was a subscription-based research and advisory business. The acquisition of TOPO expanded the Company’s market presence, product offerings and other business opportunities.

For cash flow reporting purposes, the Company paid $23.7 million in cash for TOPO after considering the cash acquired with the business and certain other purchase price adjustments. In addition to the purchase price, the Company paid $6.5 million cash in total to certain key employees based on their continuing employment. Such amount was recognized as compensation expense over two years and reported in Acquisition and integration charges in the Consolidated Statements of Operations.

The Company recorded $24.5 million of goodwill and finite-lived intangible assets for TOPO and $0.5 million of other assets on a net basis. The Company believes that the recorded goodwill was supported by the anticipated synergies resulting from the acquisition. All of the recorded goodwill is deductible for tax purposes. The fair value measurement of the finite-lived intangible assets was based on income valuation methodologies, which included significant unobservable inputs and thus represented a Level 3 measurement as defined in FASB ASC Topic 820.

The operating results of the acquired TOPO business and the related goodwill are being reported as part of the Company’s Research and Conferences segment. The operating results of TOPO have been included in the Company’s consolidated financial statements since the date of acquisition; however, such operating results were not material to the Company’s consolidated operating results and segment results. Had the Company acquired TOPO in prior periods, the impact on the Company’s operating results would not have been material and, as a result, pro forma financial information for prior periods has not been presented herein.

During 2019, the Company also paid $2.3 million of restricted cash for deferred consideration from a 2017 acquisition.

Acquisition and Integration Charges

The Company recognized $6.1 million, $6.3 million and $9.5 million of Acquisition and integration charges during 2021, 2020 and 2019, respectively. Acquisition and integration charges reflect additional costs and expenses resulting from the Company’s acquisitions and include, among other items, professional fees, severance and stock-based compensation charges.

During 2021, the Company received $2.3 million cash proceeds from deferred consideration related to a 2018 divestiture.

Note 3 — Goodwill and Intangible Assets

Goodwill. The table below presents changes to the carrying amount of goodwill by segment during the two-year period ended December 31, 2021 (in thousands).

	Research	Conferences	Consulting	Total
Balance at December 31, 2019 (1)	$2,651,060	$189,641	$97,025	$2,937,726
Foreign currency translation impact	13,672	(5,550)	(301)	7,821
Balance at December 31, 2020 (1)	2,664,732	184,091	96,724	2,945,547
Additions due to an acquisition (2)	11,486	—	—	11,486
Foreign currency translation impact	(5,284)	(70)	(362)	(5,716)
Balance at December 31, 2021 (1)	$2,670,934	$184,021	$96,362	$2,951,317

(1)The Company does not have any accumulated goodwill impairment losses.
(2)The additions were due to the acquisition of Pulse on June 17, 2021. See Note 2 — Acquisitions for additional information.

Finite-lived intangible assets. Changes in finite-lived intangible assets during the two-year period ended December 31, 2021 are presented in the tables below (in thousands).

December 31, 2021	Customer Relationships	Technology-related	Content	Other	Total
Gross cost at December 31, 2020	$1,154,210	$110,597	$3,965	$10,614	$1,279,386
Additions due to an acquisition (1)	7,980	11,200	—	320	19,500
Intangible assets fully amortized	(61,422)	(60,685)	(3,965)	(498)	(126,570)
Foreign currency translation impact	(4,410)	104	—	—	(4,306)
Gross cost	1,096,358	61,216	—	10,436	1,168,010
Accumulated amortization (2)	(413,266)	(35,727)	—	(4,599)	(453,592)
Balance at December 31, 2021	$683,092	$25,489	$—	$5,837	$714,418

December 31, 2020	Customer Relationships	Technology-related	Content	Other	Total
Gross cost at December 31, 2019	$1,145,109	$111,033	$14,140	$30,838	$1,301,120
Intangible assets fully amortized	(2,394)	(787)	(9,929)	(20,152)	(33,262)
Foreign currency translation impact	11,495	351	(246)	(72)	11,528
Gross cost	1,154,210	110,597	3,965	10,614	1,279,386
Accumulated amortization (2)	(381,776)	(83,320)	(3,595)	(3,697)	(472,388)
Balance at December 31, 2020	$772,434	$27,277	$370	$6,917	$806,998

(1)The additions were due to the acquisition of Pulse on June 17, 2021. See Note 2 — Acquisitions for additional information.
(2)Finite-lived intangible assets are amortized using the straight-line method over the following periods: Customer relationships—6 to 13 years; Technology-related—3 to 7 years; Content—2 to 3 years; and Other —2 to 11 years.

Amortization expense related to finite-lived intangible assets was $109.6 million, $125.1 million and $129.7 million in 2021, 2020 and 2019, respectively. The estimated future amortization expense by year for finite-lived intangible assets is presented in the table below (in thousands).

2022	$100,687
2023	100,672
2024	93,479
2025	82,946
2026	80,271
2027 and thereafter	256,363
$714,418

Note 4 — Other Assets

The Company’s other assets are summarized in the table below (in thousands).

	December 31,
	2021	2020
Benefit plan-related assets	$113,553	$98,536
Non-current deferred tax assets	140,004	103,559
Other	55,132	54,221
Total other assets	$308,689	$256,316

Note 5 — Accounts Payable and Accrued and Other Liabilities

The Company’s Accounts payable and accrued liabilities are summarized in the table below (in thousands).

	December 31,
	2021	2020
Accounts payable	$49,277	$38,588
Payroll and employee benefits payable	233,704	216,033
Bonus payable	243,459	224,763
Commissions payable	201,397	130,306
Income tax payable	18,717	29,550
VAT payable	48,834	58,496
Current portion of operating lease liabilities	89,754	83,995
Other accrued liabilities, including the short-term portion of fair value of interest rate swap contracts	249,672	170,700
Total accounts payable and accrued liabilities	$1,134,814	$952,431

The Company’s Other liabilities are summarized in the table below (in thousands).

	December 31,
	2021	2020
Non-current deferred revenues	$48,176	$26,754
Long-term taxes payable	76,806	86,751
Benefit plan-related liabilities	139,097	128,199
Non-current deferred tax liabilities	181,789	173,233
Other, including long-term portion of fair value of interest rate swap contracts	66,019	124,656
Total other liabilities	$511,887	$539,593

Note 6 — Debt

The Company’s total outstanding borrowings are summarized in the table below (in thousands).

	December 31,
Description	2021	2020
2020 Credit Agreement - Term loan facility (1)	$287,600	$395,000
2020 Credit Agreement - Revolving credit facility (1), (2)	—	5,000
Senior Notes due 2028 (“2028 Notes”) (3)	800,000	800,000
Senior Notes due 2029 (“2029 Notes”) (4)	600,000	—
Senior Notes due 2030 (“2030 Notes”) (5)	800,000	800,000
Other (6)	5,531	6,046
Principal amount outstanding (7)	2,493,131	2,006,046
Less: deferred financing fees (8)	(30,367)	(27,245)
Net balance sheet carrying amount	$2,462,764	$1,978,801

(1)The contractual annualized interest rate as of December 31, 2021 on the 2020 Credit Agreement Term loan facility and the Revolving credit facility was 1.50%, which consisted of a floating Eurodollar base rate of 0.125% plus a margin of 1.375%. However, the Company has interest rate swap contracts that effectively convert the floating Eurodollar base rates on outstanding amounts to a fixed base rate.
(2)The Company had approximately $1.0 billion of available borrowing capacity on the 2020 Credit Agreement revolver (not including the expansion feature) as of December 31, 2021.
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
(6)Consists of two State of Connecticut economic development loans. One of the loans originated in 2012, has a 10-year maturity and the outstanding balance of $0.5 million as of December 31, 2021 bears interest at a fixed rate of 3.00%. The second loan, originated in 2019, has a 10-year maturity and bears interest at a fixed rate of 1.75%. Both of these loans may be repaid at any time by the Company without penalty.
(7)The weighted average annual effective rate on the Company’s outstanding debt for 2021, including the effects of its interest rate swaps discussed below, was 4.87%.
(8)Deferred financing fees are being amortized to Interest expense over the term of the related debt obligation.

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

The 2020 Credit Agreement contains certain customary restrictive loan covenants, including, among others, a financial covenant requiring a maximum leverage ratio, and covenants limiting the Company’s ability to incur indebtedness, grant liens, make acquisitions, be acquired, dispose of assets, pay dividends, repurchase stock, make capital expenditures, make investments and enter into certain transactions with affiliates. The Company was in compliance with all financial covenants as of December 31, 2021.

Interest Rate Swaps

As of December 31, 2021, the Company had four fixed-for-floating interest rate swap contracts with a total notional value of $1.4 billion that mature through 2025. The Company pays base fixed rates on these swaps ranging from 2.13% to 3.04% and in return receives a floating Eurodollar base rate on 30-day notional borrowings.

As a result of the payment under the then outstanding 2016 Credit Agreement term loan and revolving credit facility, the Company de-designated all of its interest rate swaps effective June 30, 2020. Accordingly, hedge accounting is not applicable, and subsequent changes to the fair value of the interest rate swaps are recorded in Other income (expense), net. The amounts previously recorded in Accumulated other comprehensive loss are amortized into Interest expense over the terms of the hedged forecasted interest payments. As of December 31, 2021, $75.0 million is remaining in Accumulated other comprehensive loss, net. The interest rate swaps had negative unrealized fair values (liabilities) of $53.7 million and $109.2 million as of December 31, 2021 and December 31, 2020, respectively, of which $56.3 million and $78.1 million were recorded in Accumulated other comprehensive loss, net of tax effect, as of December 31, 2021 and December 31, 2020, respectively. See Note 12 — Fair Value Disclosures for the determination of the fair values of Company’s interest rate swaps.

Note 7 — Leases

The Company’s leasing activities are primarily for facilities under cancelable and non-cancelable lease agreements expiring during 2022 and through 2038. These facilities support the Company’s executive and administrative activities, research and consulting, sales, systems support, operations, and other functions. The Company also has leases for office equipment and other assets, which are not significant. Certain of the Company’s lease agreements include (i) renewal options to extend the lease term for up to ten years and/or (ii) options to terminate the agreement within one year. Additionally, certain of the Company’s lease agreements provide standard recurring escalations of lease payments for, among other things, increases in a lessor’s maintenance costs and taxes. Under some lease agreements, the Company may be entitled to allowances, free rent, lessor-financed tenant improvements and other incentives. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

Right-of-use assets represent a right to use an underlying asset for the lease term and the related lease liability represents an obligation to make lease payments pursuant to the contractual terms of the lease agreement. Right-of-use assets and lease liabilities are initially recognized on the lease commencement date based on the present value of the lease payments over the lease term. For all of the Company’s facilities leases, the Company accounts for both lease components and nonlease components (e.g., common area maintenance charges, etc.) as a single lease component when determining the present value of the Company’s lease payments. Variable lease payments that are not dependent on an index or a rate are excluded from the determination of right-of-use assets and lease liabilities and such payments are recognized as expense in the period when the related obligation is incurred.

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
All of the Company’s existing sublease arrangements have been classified as operating leases with sublease income recognized on a straight-line basis over the term of the sublease arrangement. To measure the Company’s periodic sublease income, the Company elected to use a practical expedient under ASC 842 to aggregate nonlease components with the related lease components when (i) the timing and pattern of transfer for the nonlease components and the related lease components are the same and (ii) the lease components, if accounted for separately, would be classified as an operating lease. This practical expedient applies to all of the Company’s existing sublease arrangements.
When the projected lease cost for the term of a sublease exceeds the anticipated sublease income for that same period, the Company treats that circumstance as an indicator that the carrying amount of the related right-of-use asset may not be fully recoverable. In those situations, the Company performs an impairment analysis and, if indicated, the Company records a charge against earnings to reduce the right-of-use asset to the amount deemed to be recoverable in the future.
On the Consolidated Balance Sheet, right-of-use assets are classified and reported in Operating lease right-of-use assets, and the related lease liabilities are included in Accounts payable and accrued liabilities (current) and Operating lease liabilities (long-term). On the Consolidated Statement of Cash Flows, the reduction in the carrying amount of right-of-use assets is presented separately and the change in operating lease liabilities is included under Accounts payable and accrued and other liabilities in the reconciliation of net income to cash provided by operating activities.
All of the Company’s leasing and subleasing activities are recognized in Selling, general and administrative expense in the Consolidated Statements of Operations. The table below presents the Company’s net lease cost and certain other information related to the Company’s leasing activities as of and for the years ended December 31, 2021, 2020 and 2019 (dollars in thousands).

	Year Ended December 31,
Description	2021	2020	2019
Operating lease cost (1)	$130,383	$140,829	$144,727
Variable lease cost (2)	17,940	17,463	16,404
Sublease income	(42,801)	(38,925)	(38,901)
Total lease cost, net (3) (4)	$105,522	$119,367	$122,230

Cash paid for amounts included in the measurement of operating lease liabilities	$140,571	$137,790	$135,799
Cash receipts from sublease arrangements	$42,374	$38,565	$34,441
Right-of-use assets obtained in exchange for new operating lease liabilities	$33,113	$27,258	$136,997

As of December 31,	2021	2020	2019
Weighted average remaining lease term for operating leases (in years)	8.7	9.6	10.2
Weighted average discount rate for operating leases	6.5%	6.6%	6.7%

(1)Included in operating lease cost was $42.3 million, $42.2 million and $43.2 million of costs for subleasing activities during 2021, 2020, and 2019 respectively.
(2)These amounts are primarily variable lease and nonlease costs that were not fixed at the lease commencement date or are dependent on something other than an index or a rate.
(3)The Company did not capitalize any initial direct costs for operating leases during 2021, 2020, or 2019.
(4)Amount excludes a right-of-use asset impairment charge of $49.5 million, as discussed below.

As of December 31, 2021, the (i) maturities of operating lease liabilities under non-cancelable arrangements and (ii) estimated future sublease cash receipts from non-cancelable arrangements were as follows (in thousands):

	Operating	Sublease
	Lease	Cash
Period ending December 31,	Payments	Receipts
2022	$137,188	$48,721
2023	138,332	50,054
2024	127,399	41,793
2025	113,226	42,172
2026	112,937	42,941
Thereafter	415,242	67,060
Total future minimum operating lease payments and estimated sublease cash receipts (1)	1,044,324	$292,741
Imputed interest	(256,804)
Total operating lease liabilities per the Consolidated Balance Sheet	$787,520

(1)Approximately 79% of the operating lease payments pertain to properties in the United States.

The table below indicates where the discounted operating lease payments from the above table are classified in the Consolidated Balance Sheet (in thousands).

	December 31,
Description	2021	2020
Accounts payable and accrued liabilities	$89,754	$83,995
Operating lease liabilities	697,766	780,166
Total operating lease liabilities per the Consolidated Balance Sheet	$787,520	$864,161

As of December 31, 2021, the Company had additional operating leases for facilities that have not yet commenced. These operating leases, which aggregated $8.5 million of undiscounted lease payments, are scheduled to commence during 2022 with lease terms of up to six years.

In the fourth quarter of the year ended December 31, 2021, as a result and in consideration of the changing nature of the Company’s use of office space for its workforce and the impacts of the COVID-19 pandemic, the Company evaluated its existing real estate lease portfolio. This evaluation included the decision to abandon a portion of one leased office space and the cease-use of certain other leased office spaces that the Company intends to sublease. In connection with this evaluation, the Company reviewed certain of its right-of-use assets and related other long-lived assets for impairment under ASC 360.

As a result of the evaluation, the Company recognized an impairment loss during the fourth quarter of the year ended December 31, 2021 of $49.5 million, which is included as a component of Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. The impairment loss recorded includes $50.9 million related to right-of-use assets, $17.9 million related to other long-lived assets, primarily leasehold improvements and a $19.3 million reduction in lease liabilities.

The fair values for the asset groups relating to the impaired long-lived assets were estimated primarily using discounted cash flow models (income approach) with Level 3 inputs. The significant assumptions used in estimating fair value include the expected downtime prior to the commencement of future subleases, projected sublease income over the remaining lease periods and discount rates that reflect the level of risk associated with receiving future cash flows.

Note 8 — Stockholders’ Equity

Common stock. Holders of Gartner’s common stock, par value $0.0005 per share, are entitled to one vote per share on all matters to be voted by stockholders. The Company does not currently pay cash dividends on its common stock. Also, the 2020 Credit Agreement contains a negative covenant that may limit the Company’s ability to pay dividends. The table below summarizes transactions relating to the Company’s common stock for the three years ended December 31, 2021.

	Issued Shares	Treasury Stock Shares
Balance at December 31, 2018	163,602,067	73,899,977
Issuances under stock plans	—	(825,115)
Purchases for treasury (1), (2)	—	1,369,426
Balance at December 31, 2019	163,602,067	74,444,288
Issuances under stock plans	—	(820,065)
Purchases for treasury (1), (2)	—	1,135,762
Balance at December 31, 2020	163,602,067	74,759,985
Issuances under stock plans	—	(807,320)
Purchases for treasury (1)	—	7,252,839
Balance at December 31, 2021	163,602,067	81,205,504

(1)The Company used a total of $1,655.5 million, $176.3 million and $199.0 million in cash for share repurchases during 2021, 2020 and 2019, respectively.
(2)The number of shares repurchased in all periods presented above included those that were settled in January of the following year due to timing.

Share repurchase authorization. In 2015, the Company’s Board of Directors (the “Board”) authorized a share repurchase program to repurchase up to $1.2 billion of the Company’s common stock. The Board authorized incremental share repurchases of up to an additional $300 million, $500 million and $800 million of the Company’s common stock in February 2021, April 2021 and July 2021, respectively. $591 million remained available as of December 31, 2021. The Company may repurchase its common stock from time-to-time in amounts, at prices and in the manner that the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended), accelerated share repurchases, private transactions or other transactions and will be funded by cash on hand and borrowings. Repurchases may also be made from time-to-time in connection with the settlement of the Company’s stock-based compensation awards. See Note 19 — Subsequent Event for a discussion regarding an increase in the Company’s share repurchase authorization.

Accumulated Other Comprehensive Income (Loss), net (“AOCI/L”)

The tables below provide information about the changes in AOCI/L by component and the related amounts reclassified out of AOCI/L to income during the years indicated (net of tax, in thousands) (1).

Year Ended December 31, 2021

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance - December 31, 2020	$(78,104)	$(9,309)	$(11,815)	$(99,228)
Other comprehensive income (loss) activity during the year:
Change in AOCI/L before reclassifications to income	—	2,232	(6,621)	(4,389)
Reclassifications from AOCI/L to income (2), (3)	21,781	405	—	22,186
Other comprehensive income (loss), net for the year	21,781	2,637	(6,621)	17,797
Balance - December 31, 2021	$(56,323)	$(6,672)	$(18,436)	$(81,431)

Year Ended December 31, 2020

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance - December 31, 2019	$(47,164)	$(8,584)	$(22,190)	$(77,938)
Other comprehensive income (loss) activity during the year:
Change in AOCI/L before reclassifications to income	(56,862)	(1,057)	10,375	(47,544)
Reclassifications from AOCI/L to income (2), (3)	25,922	332	—	26,254
Other comprehensive income (loss), net for the year	(30,940)	(725)	10,375	(21,290)
Balance - December 31, 2020	$(78,104)	$(9,309)	$(11,815)	$(99,228)

(1)Amounts in parentheses represent debits (deferred losses).
(2)$29.1 million and $24.9 million of the reclassifications related to interest rate swaps (cash flow hedges) were recorded in Interest expense for the year ended December 31, 2021 and 2020, respectively. $10.3 million of the reclassifications related to interest rate swaps (cash flow hedges) were recorded in Other income (expense), net for the year ended December 31, 2020. See Note 6 — Debt and Note 13 — Derivatives and Hedging for information regarding the cash flow hedges.
(3)The reclassifications related to defined benefit pension plans were primarily recorded in Selling, general and administrative expense, net of tax effect. See Note 15 — Employee Benefits for information regarding the Company’s defined benefit pension plans.

The estimated net amount of the existing losses on the Company’s interest rate swaps that are reported in Accumulated other comprehensive loss, net at December 31, 2021 that is expected to be reclassified into earnings within the next 12 months is $22.6 million.

Note 9 — Revenue and Related Matters

Our Business and Revenues

Gartner delivers its products and services globally through three business segments: Research, Conferences and Consulting. Revenues from those business segments are discussed below.

Research

Research equips executives and their teams from every function and across all industries with actionable, objective insight, guidance and tools. Our experienced experts deliver all this value informed by a combination of practitioner-sourced and data-driven research to help our clients address their mission critical priorities.

Research revenues are mainly derived from subscription contracts for research products, representing approximately 91% of the segment’s revenue. The related revenues are deferred and recognized ratably over the applicable contract term (i.e., as services are provided over the contract period). Fees derived from assisting organizations in selecting the right business software for their needs are recognized at a point in time (i.e., when the lead is provided to the vendor).

The Company enters into subscription contracts for research products that generally are for twelve-month periods or longer. Approximately 80% to 85% of the Company’s annual and multi-year Research subscription contracts provide for billing of the first full service period upon signing. In subsequent years, multi-year subscription contracts are normally billed prior to the contract’s anniversary date. Other Research subscription contracts are usually invoiced in advance, commencing with the contract signing, on (i) a quarterly, monthly or other recurring basis or (ii) in accordance with a customized invoicing schedule. Research contracts are generally non-cancelable and non-refundable, except for government contracts that may have cancellation or fiscal funding clauses, which have not historically resulted in material cancellations. It is the Company’s policy to record the amount of a subscription contract that is billable as a fee receivable at the time the contract is signed with a corresponding amount as deferred revenue because the contract represents a legally enforceable claim.

Conferences

Conferences provides executives and teams across an organization the opportunity to learn, share and network. From our Gartner Symposium/Xpo series, to industry-leading conferences focused on specific business roles and topics, to peer-driven sessions, our offerings enable attendees to experience the best of Gartner insight and guidance.

The Company earns revenues from both the attendees and exhibitors at Gartner conferences and meetings. Attendees are generally invoiced for the full attendance fee upon their completion of an online registration form or their signing of a contract, while exhibitors typically make several individual payments commencing with the signing of a contract. Almost all of the invoiced amounts are collected in advance of the related activity, resulting in the recording of deferred revenue. Both the attendee and exhibitor revenues are recognized as the related performance obligations are satisfied (i.e., when the related activity is held).

The Company defers certain costs directly related to specific conferences and meetings and expenses those costs in the period during which the related activity occurs. The Company’s policy is to defer only those costs that are incremental and directly attributable to a specific activity, primarily prepaid site and production services costs. Other costs of organizing and producing conference activities, primarily Company personnel and non-conference specific expenses, are expensed in the period incurred.

Consulting

Consulting serves senior executives leading technology-driven strategic initiatives leveraging the power of Gartner’s actionable, objective insight. Through custom analysis and on-the-ground support we enable optimized technology investments and stronger performance on our clients’ mission critical priorities.
Consulting revenues, primarily derived from custom consulting and measurement services, are principally generated from fixed fee or time and materials engagements. Revenues from fixed fee engagements are recognized as the Company works to satisfy its performance obligations, while revenues from time and materials engagements are recognized as work is delivered and/or services are provided. In both of these circumstances, performance obligations are satisfied and control of the services are passed to customers over time (i.e., during the duration of the contract or consulting engagement). On a contract-by-contract basis, the Company typically uses actual labor hours incurred compared to total expected labor hours to measure the Company’s performance in respect of fixed fee engagements. If labor and other costs on an individual contract are expected to exceed the total contract value or the contract’s funded ceiling amount, the Company reflects an adjustment to the contract’s overall profitability in the period determined. Revenues related to contract optimization engagements are contingent in nature and are only recognized at the point in time when all of the conditions related to their payment have been satisfied.

Consulting customers are invoiced based on the specific terms and conditions in their underlying contracts. They are typically invoiced after the Company has satisfied some or all of the related performance obligations and the related revenue has been recognized. The Company records fees receivable for amounts that are billed or billable. Contract assets are also recorded representing amounts for which the Company has recognized revenue but lacks the unconditional right to payment as of the balance sheet date due to the required continued performance under the relevant contract, progress billing milestones or other billing-related restrictions.

Disaggregated Revenue

Disaggregated revenue by reportable segment is presented in the tables below for the years indicated (in thousands).

By Primary Geographic Market (1)

Year Ended December 31, 2021

Primary Geographic Market	Research	Conferences	Consulting	Total
United States and Canada	$2,655,534	$146,707	$246,661	$3,048,902
Europe, Middle East and Africa	958,339	47,883	124,757	1,130,979
Other International	487,519	19,859	46,703	554,081
Total revenues	$4,101,392	$214,449	$418,121	$4,733,962

Year Ended December 31, 2020

Primary Geographic Market	Research	Conferences	Consulting	Total
United States and Canada	$2,339,482	$75,024	$223,318	$2,637,824
Europe, Middle East and Africa	826,752	28,108	111,413	966,273
Other International	436,658	17,008	41,640	495,306
Total revenues	$3,602,892	$120,140	$376,371	$4,099,403

Year Ended December 31, 2019

Primary Geographic Market	Research	Conferences	Consulting	Total
United States and Canada	$2,199,008	$295,857	$239,625	$2,734,490
Europe, Middle East and Africa	751,267	122,591	122,146	996,004
Other International	424,273	58,421	32,133	514,827
Total revenues	$3,374,548	$476,869	$393,904	$4,245,321

(1)Revenue is reported based on where the sale is fulfilled.

The Company’s revenue is generated primarily through direct sales to clients by domestic and international sales forces and a network of independent international sales agents. Most of the Company’s products and services are provided on an integrated worldwide basis and, because of this integrated delivery approach, it is not practical to precisely separate Company’s revenue by geographic location. Accordingly, revenue information presented in the above tables is based on internal allocations, which involve certain management estimates and judgments.

By Timing of Revenue Recognition

Year Ended December 31, 2021

Timing of Revenue Recognition	Research	Conferences	Consulting	Total
Transferred over time (1)	$3,740,694	$—	$334,945	$4,075,639
Transferred at a point in time (2)	360,698	214,449	83,176	658,323
Total revenues	$4,101,392	$214,449	$418,121	$4,733,962

Year Ended December 31, 2020

Timing of Revenue Recognition	Research	Conferences	Consulting	Total
Transferred over time (1)	$3,313,111	$—	$296,546	$3,609,657
Transferred at a point in time (2)	289,781	120,140	79,825	489,746
Total revenues	$3,602,892	$120,140	$376,371	$4,099,403

Year Ended December 31, 2019

Timing of Revenue Recognition	Research	Conferences	Consulting	Total
Transferred over time (1)	$3,083,936	$—	$316,042	$3,399,978
Transferred at a point in time (2)	290,612	476,869	77,862	845,343
Total revenues	$3,374,548	$476,869	$393,904	$4,245,321

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

Determining a measure of progress for performance obligations that are satisfied over time and when control transfers for performance obligations that are satisfied at a point in time requires management to make judgments that affect the timing of revenue recognition. A key factor in this determination is when the customer can direct the use of, and can obtain substantially all of the benefits from, the deliverable.

For performance obligations recognized in accordance with a time-elapsed output method, the Company’s efforts are expended consistently throughout the contractual period and the Company transfers control evenly by providing stand-ready services. For performance obligations satisfied under Consulting fixed fee or time and materials engagements, the Company believes that labor hours are the best measure of depicting the Company’s progress because labor output corresponds directly to the value of the Company’s performance to date as control is transferred.

For customer contracts that are greater than one year in duration, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2021 was approximately $4.4 billion. The Company expects to recognize $2.6 billion, $1.5 billion and $362.6 million of this revenue (most of which pertains to Research) during the year ending December 31, 2022, the year ending December 31, 2023 and thereafter, respectively. The Company applies a practical expedient allowed in ASC 606 and, accordingly, it does not disclose such performance obligation information for customer contracts that have original durations of one year or less. The Company’s performance obligations for contracts meeting this ASC 606 disclosure exclusion primarily include: (i) stand-ready services under Research subscription contracts; (ii) holding conferences and meetings where attendees and exhibitors can participate; and (iii) providing customized Consulting solutions for clients under fixed fee or time and materials engagements. The remaining duration of these performance obligations is generally less than one year, which aligns with the period that the parties have enforceable rights and obligations under the affected contracts.

Customer Contract Assets and Liabilities

The payment terms and conditions in the Company’s customer contracts vary. In some cases, customers prepay and, in other cases, after the Company conducts a credit evaluation, payment may be due in arrears. Because the timing of the Company’s service delivery typically differs from the timing of customer payments, the Company recognizes either a contract asset (the Company performs either fully or partially under the contract but a contingency remains) or a contract liability (upfront customer payments precede the Company’s performance, resulting in deferred revenue). Amounts recorded as contract assets are reclassified to fees receivable when all of the outstanding conditions have been resolved and the Company’s right to payment becomes unconditional. Contracts with payments due in arrears are also recognized as fees receivable. As contractual performance obligations are satisfied, the Company correspondingly relieves its contract liabilities and records the associated revenue.

The table below provides information regarding certain of the Company’s balance sheet accounts that pertain to its contracts with customers (in thousands).

	December 31,
	2021	2020
Assets:
Fees receivable, gross (1)	$1,371,680	$1,251,508
Contract assets recorded in Prepaid expenses and other current assets (2)	$20,054	$14,440
Contract liabilities:
Deferred revenues (current liability) (3)	$2,238,035	$1,974,548
Non-current deferred revenues recorded in Other liabilities (3)	48,176	26,754
Total contract liabilities	$2,286,211	$2,001,302

(1)Fees receivable represent an unconditional right of payment from the Company’s customers and include both billed and unbilled amounts.
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

The Company recognized revenue of $1,613.3 million, $1,494.0 million and $1,436.9 million during 2021, 2020 and 2019 respectively, which was attributable to deferred revenues that were recorded at the beginning of each such year. Those amounts primarily consisted of (i) Research revenues and (ii) Conferences revenues pertaining to conferences and meetings that occurred during the reporting periods. During 2021, 2020 and 2019, the Company did not record any material impairments related to its contract assets.

Costs of Obtaining and Fulfilling a Customer Contract

When the Company concludes that a liability should be recognized for the costs of obtaining a customer contract and determines how such liability should be measured, certain commissions are capitalized as a recoverable direct incremental cost of obtaining the underlying contract. No other amounts are capitalized as a cost of obtaining or fulfilling a customer contract because no expenditures have been identified that meet the requisite capitalization criteria. For Research and Consulting, the Company amortizes deferred commissions on a systematic basis that aligns with the transfer to customers of the services to which the commissions relate. For Conferences, deferred commissions are expensed during the period when the related conference or meeting occurs.

During 2021, 2020 and 2019, deferred commission amortization expense was $472.5 million, $440.5 million and $369.5 million, respectively, and was included in Selling, general and administrative expense in the Consolidated Statements of Operations. The Company classifies Deferred commissions as a current asset on the Consolidated Balance Sheets at both December 31, 2021 and 2020 because those costs were, or will be, amortized over the twelve months following the respective balance sheet dates.

Note 10 — Stock-Based Compensation

The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company currently awards stock-settled stock appreciation rights, service-based and performance-based restricted stock units, and common stock equivalents. As of December 31, 2021, the Company had 4.3 million shares of its common stock, par value $0.0005 per share, (the “Common Stock”) available for stock-based compensation awards under its 2014 Long-Term Incentive Plan (the “Plan”). Currently, the Company issues treasury shares upon the exercise, release or settlement of stock-based compensation awards.

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

Award type	2021	2020	2019
Stock appreciation rights	$8.2	$7.8	$6.7
Restricted stock units (1)	89.6	54.1	61.6
Common stock equivalents	0.8	0.7	0.7
Total (2)	$98.6	$62.6	$69.0

Expense category line item	2021	2020	2019
Cost of services and product development	$35.0	$29.7	$29.1
Selling, general and administrative	63.6	32.9	39.4
Acquisition and integration charges (3)	—	—	0.5
Total (1) (2)	$98.6	$62.6	$69.0

(1)On February 5, 2020, prior to the COVID-19 related shutdown in the U.S., the Compensation Committee (“Committee”) of the Board of Directors of the Company established performance measures for the performance-based restricted stock units

(the “PSUs”) awarded to the Company’s executive officers in 2020 under the Plan. Based on preliminary corporate performance results for the 2020 performance measures, the 2020 PSUs would have been earned at 50% of target. However, on February 3, 2021, the Committee determined to use its discretion under the Plan to approve a payout at 95% of target. In deciding to exercise this discretion to adjust the performance-based RSU payout, the Committee considered the Company’s strong overall performance in 2020 despite the significant negative impact of the COVID-19 pandemic. As a result of the modification, the Company recognized $6.5 million of incremental compensation cost during the year ended December 31, 2021.
(2)Includes charges of $41.2 million, $17.9 million and $21.5 million during 2021, 2020 and 2019, respectively, for awards to retirement-eligible employees. Those awards vest on an accelerated basis.
(3)These charges were the result of restricted stock units granted in connection with the CEB integration process.

As of December 31, 2021, the Company had $103.0 million of total unrecognized stock-based compensation cost, which is expected to be expensed over the remaining weighted average service period of approximately 2.4 years.

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

The table below summarizes changes in SARs outstanding during the year ended December 31, 2021.

	Units of SARs (in millions)	Per Share Weighted Average Exercise Price	Per Share Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2020	1.0	$123.59	$27.76	4.37
Granted	0.2	180.64	49.13	6.11
Exercised	(0.4)	103.53	22.97	n/a
Outstanding at December 31, 2021 (1) (2)	0.8	$145.36	$34.72	4.45
Vested and exercisable at December 31, 2021 (2)	0.3	$125.20	$28.17	3.44

n/a = not applicable
(1)As of December 31, 2021, 0.5 million of the total SARs outstanding were unvested. The Company expects that substantially all of those unvested awards will vest in future periods.
(2)As of December 31, 2021, the total SARs outstanding had an intrinsic value of $156.1 million. On such date, SARs vested and exercisable had an intrinsic value of $62.8 million.

The fair value of a SARs award is determined on the date of grant using the Black-Scholes-Merton valuation model with the following weighted average assumptions for the years ended December 31:

	2021	2020	2019
Expected dividend yield (1)	—%	—%	—%
Expected stock price volatility (2)	31%	23%	21%
Risk-free interest rate (3)	0.4%	1.5%	2.5%
Expected life in years (4)	4.74	4.68	4.59

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

The table below summarizes the changes in RSUs outstanding during the year ended December 31, 2021.

	Units of RSUs (in millions)	Per Share Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	1.2	$136.09
Granted (1)	0.5	188.02
Vested and released	(0.5)	127.77
Forfeited	(0.1)	153.68
Outstanding at December 31, 2021 (2) (3)	1.1	$160.04

(1)The 0.5 million of RSUs granted during 2021 consisted of 0.1 million of performance-based RSUs awarded to executives and 0.4 million of service-based RSUs awarded to non-executive employees and non-management board members. The performance-based awards include RSUs in final adjustments of 2020 grants and approximately 0.1 million of RSUs representing the target amount of the grant for 2021 that is tied to an increase in Gartner’s total contract value for such year. The number of performance-based RSUs for 2021 that holders could receive ranges from 0% to 200% of the target amount based on the extent to which the corresponding performance goals have been achieved and subject to certain other conditions. Any adjustments in the number of performance-based RSUs under the 2021 grant will be made in 2022.
(2)The Company expects that substantially all of the RSUs outstanding will vest in future periods.
(3)As of December 31, 2021, the weighted average remaining contractual term of the RSUs outstanding was approximately 1.1 years.

Common Stock Equivalents

Common stock equivalents (“CSEs”) are convertible into Common Stock. Each CSE entitles the holder to one share of Common Stock. Members of the Company’s Board of Directors receive their directors’ fees in CSEs unless they opt to receive up to 50% of those fees in cash. Generally, CSEs have no defined term and are converted into shares of Common Stock when service as a director terminates unless the director has elected an accelerated release. The fair value of a CSE award is determined on the date of grant based on the closing price of the Common Stock as reported on the New York Stock Exchange on that date. CSEs vest immediately and, as a result, they are recorded as expense on the date of grant.

The table below summarizes the changes in CSEs outstanding during the year ended December 31, 2021.

	Units of CSEs	Per Share Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	113,540	$28.80
Granted	2,810	255.93
Converted to shares of Common Stock upon grant	(2,032)	211.00
Outstanding at December 31, 2021	114,318	$31.15
Employee Stock Purchase Plan
The Company has an employee stock purchase plan (the “ESP Plan”) wherein eligible employees are permitted to purchase shares of Common Stock through payroll deductions, which may not exceed 10% of an employee’s compensation, or $23,750 in any calendar year, at a price equal to 95% of the closing price of the Common Stock as reported on the New York Stock Exchange at the end of each offering period. As of December 31, 2021, the Company had 3.3 million shares available for purchase under the ESP Plan. The ESP Plan is considered non-compensatory under FASB ASC Topic 718 and, as a result, the Company does not record stock-based compensation expense for employee share purchases. The Company received $18.2 million, $18.1 million and $17.6 million in cash from employee share purchases under the ESP Plan during 2021, 2020 and 2019, respectively.

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

	2021	2020	2019
Numerator:
Net income used for calculating basic and diluted income per share	$793,560	$266,745	$233,290
Denominator:
Weighted average common shares used in the calculation of basic income per share	85,026	89,315	89,817
Dilutive effect of outstanding awards associated with stock-based compensation plans	1,151	702	1,154
Shares used in the calculation of diluted income per share	86,177	90,017	90,971
Income per share (1):
Basic	$9.33	$2.99	$2.60
Diluted	$9.21	$2.96	$2.56

(1)Both basic and diluted income per share for 2021, 2020 and 2019 included a tax benefit of approximately $0.63, $0.31 and $0.42 per share, respectively, related to intercompany sales of certain intellectual property (see Note 12 — Income Taxes).
The table below presents the number of outstanding awards associated with stock-based compensation plans that were not included in the computations of diluted income per share in the above table because the effect would have been anti-dilutive. During years with net income, the outstanding awards were anti-dilutive because their exercise prices were greater than the average market price per share of Common Stock during such year.

	Year Ended December 31,
	2021	2020	2019
Anti-dilutive outstanding awards associated with stock-based compensation plans (in millions) (1)	—	0.5	0.2
Average market price per share of Common Stock during the year	$252.07	$130.95	$148.38

(1)The number of anti-dilutive common stock equivalents for 2021 was de minimis.

Note 12 — Income Taxes

Below is a summary of the components of the Company’s income before income taxes for the years ended December 31 (in thousands).

	2021	2020	2019
U.S.	$485,472	$111,880	$115,543
Non-U.S.	484,398	214,253	160,196
Income before income taxes	$969,870	$326,133	$275,739

The components of the expense (benefit) for income taxes on the above income are summarized in the table below (in thousands).

	2021	2020	2019
Current tax expense:
U.S. federal	$117,024	$14,480	$30,208
State and local	36,266	16,360	11,630
Foreign	64,835	62,993	53,105
Total current	218,125	93,833	94,943
Deferred tax (benefit) expense:
U.S. federal	(4,640)	(7,206)	(16,389)
State and local	3,156	(13,121)	(6,897)
Foreign	(33,389)	(22,673)	(48,186)
Total deferred	(34,873)	(43,000)	(71,472)
Total current and deferred	183,252	50,833	23,471
(Expense) benefit relating to interest rate swaps used to increase equity	(7,281)	8,257	17,666
Benefit from stock transactions with employees used to increase equity	78	56	54
Benefit relating to defined-benefit pension adjustments used to increase equity	261	242	1,258
Total tax expense	$176,310	$59,388	$42,449

The components of long-term deferred tax assets (liabilities) are summarized in the table below (in thousands).

	December 31,
	2021	2020
Accrued liabilities	$90,384	$81,302
Operating leases	60,226	51,450
Loss and credit carryforwards	31,662	23,852
Assets relating to equity compensation	15,863	14,981
Other assets	12,195	16,290
Gross deferred tax assets	210,330	187,875
Valuation allowance	(23,331)	(15,717)
Net deferred tax assets	186,999	172,158
Property, equipment and leasehold improvements	(14,576)	(9,852)
Intangible assets	(123,523)	(172,723)
Prepaid expenses	(70,149)	(46,105)
Other liabilities	(20,536)	(13,152)
Gross deferred tax liabilities	(228,784)	(241,832)
Net deferred tax liabilities	$(41,785)	$(69,674)

Net deferred tax assets and net deferred tax liabilities were $140.0 million and $181.8 million as of December 31, 2021, respectively, and $103.6 million and $173.2 million as of December 31, 2020, respectively. These amounts are reported in Other assets and Other liabilities in the Consolidated Balance Sheets. Management has concluded it is more likely than not that the reversal of deferred tax liabilities and results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of the valuation allowance at December 31, 2021.

The valuation allowances of $23.3 million and $15.7 million as of December 31, 2021 and 2020, respectively, primarily related to loss and credit carryovers that are not likely to be realized.

As of December 31, 2021, the Company had state and local tax net operating loss carryforwards of $12.6 million, of which $0.3 million expires within six to fifteen years and $12.3 million expires within sixteen to twenty years. The Company also had state tax credits of $6.7 million, a majority of which will expire in five to six years. As of December 31, 2021, the Company had non-U.S. net operating loss carryforwards of $5.7 million, of which $0.1 million expires over the next 20 years and $5.6 million can be carried forward indefinitely. In addition, the Company also had foreign tax credit carryforwards of $15.2 million, all of which will expire between 2028 and 2031. These amounts have been reduced for associated unrecognized tax benefits, consistent with ASU No. 2013-11, “Income Taxes—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.”

The items comprising the differences between the U.S. federal statutory income tax rate and the Company’s effective tax rate on income before income taxes for the years ended December 31 are summarized in the table below.

	2021	2020	2019
Statutory tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	2.8	1.7	1.5
Effect of non-U.S. operations	(3.4)	(1.8)	2.7
Intercompany sale of intellectual property	(5.6)	(8.7)	(13.8)
Net activity in recognized tax benefits	1.3	6.4	4.7
Law changes	1.3	1.8	—
Stock-based compensation expense	(2.0)	(2.8)	(3.9)
Nondeductible meals and entertainment costs	—	0.3	1.7
Limitation on executive compensation	1.7	1.3	2.4
Global intangible low-taxed income, net of foreign tax credits	1.7	1.4	1.9
Foreign-derived intangible income	(0.3)	(0.8)	(1.0)
Other items, net	(0.3)	(1.6)	(1.8)
Effective tax rate	18.2%	18.2%	15.4%

The Company completed intercompany sales of certain intellectual property in 2021, 2020 and 2019. As a result, the Company recorded net tax benefits of approximately $54.1 million, $28.3 million and $38.1 million during 2021, 2020 and 2019, respectively. These benefits represent the value of future tax deductions for amortization of the assets in the acquiring jurisdiction, net of any tax recognized in the selling jurisdiction. The Company’s intellectual property footprint continues to evolve and may result in tax rate volatility in the future.

As of December 31, 2021 and 2020, the Company had gross unrecognized tax benefits of $150.0 million and $127.1 million, respectively. The increase is primarily due to positions taken with respect to certain intercompany transactions. The gross unrecognized tax benefits at December 31, 2021 related primarily to transfer pricing on intercompany transactions, calculations of taxable earnings and profits and related foreign tax credits, the exclusion of stock-based compensation expense from the Company’s cost sharing agreement, and the ability to realize certain refund claims. It is reasonably possible that gross unrecognized tax benefits will decrease by approximately $30.0 million within the next twelve months due to the anticipated closure of audits and the expiration of certain statutes of limitation.

Included in the balance of gross unrecognized tax benefits at December 31, 2021 are potential benefits of $141.5 million that, if recognized, would reduce our effective tax rate on income from continuing operations. Also included in the balance of gross unrecognized tax benefits at December 31, 2021 are potential benefits of $8.5 million that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

The table below is a reconciliation of the beginning and ending amounts of gross unrecognized tax benefits, excluding interest and penalties, for the years ended December 31 (in thousands).

	2021	2020
Beginning balance	$127,080	$102,770
Additions based on tax positions related to the current year	29,636	20,177
Additions for tax positions of prior years	2,756	14,085
Reductions for tax positions of prior years	(4,592)	(2,301)
Reductions for expiration of statutes	(3,240)	(8,191)
Settlements	(147)	(390)
Change in foreign currency exchange rates	(1,469)	930
Ending balance	$150,024	$127,080

The Company accrues interest and penalties related to gross unrecognized tax benefits in its income tax provision. As of December 31, 2021 and 2020, the Company had $14.3 million and $10.2 million, respectively, of accrued interest and penalties related to gross unrecognized tax benefits. These amounts are in addition to the gross unrecognized tax benefits disclosed above. The total amount of interest and penalties recognized in the income tax provision during 2021 and 2020 was $4.2 million and $2.0 million, respectively.

The number of years with open statutes of limitation varies depending on the tax jurisdiction. The Company’s statutes are open with respect to the U.S. federal jurisdiction for 2018 and forward, India for 2004 and forward, and Ireland for 2017 and forward. For other major taxing jurisdictions, including U.S. states, the United Kingdom, Canada, Japan, and France, the Company’s statutes vary and are open as far back as 2011.

Under U.S. GAAP, no provision for income taxes that may result from the remittance of earnings held overseas is required if the Company has the ability and intent to indefinitely reinvest such funds overseas. The Company continues to assert its intention to reinvest all accumulated undistributed foreign earnings in its non-U.S. operations, except in instances where the repatriation of those earnings would result in minimal additional tax. Consequently, the Company has not recognized income tax expense that would result from the remittance of those earnings. The accumulated undistributed earnings of non-U.S. subsidiaries were approximately $120.1 million as of December 31, 2021. As a result of the U.S. Tax Cuts and Jobs Act of 2017, the income tax that would be payable if such earnings were not indefinitely invested is estimated to be minimal.

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

December 31, 2021

Derivative Contract Type	Number of Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in AOCI/L
Interest rate swaps (1)	4	$1,400,000	$(31,942)	Other liabilities	$(56,323)
			(21,795)	Accrued liabilities
Foreign currency forwards (2)	138	533,506	(91)	Accrued liabilities	—
Total	142	$1,933,506	$(53,828)		$(56,323)

December 31, 2020

Derivative Contract Type	Number of Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in AOCI/L
Interest rate swaps (1)	4	$1,400,000	$(74,289)	Other liabilities	$(78,104)
			(34,886)	Accrued liabilities
Foreign currency forwards (2)	163	430,063	(1,514)	Accrued liabilities	—
Total	167	$1,830,063	$(110,689)		$(78,104)

(1)As a result of the payment under the then outstanding 2016 Credit Agreement term loan and revolving credit facility, the Company de-designated all of its interest rate swaps effective June 30, 2020. Accordingly, hedge accounting is not applicable, and subsequent changes to fair value of the interest rate swaps are recorded in Other income (expense), net. The amounts previously recorded in Accumulated other comprehensive loss are amortized into Interest expense over the terms of the hedged forecasted interest payments. Note 6 — Debt provides additional information regarding the Company’s interest rate swap contracts.
(2)The Company has foreign exchange transaction risk because it typically enters into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currency. The Company enters into short-term foreign currency forward exchange contracts to mitigate the cash flow risk associated with changes in foreign currency rates on forecasted foreign currency transactions. These contracts are accounted for at fair value with realized and unrealized gains and losses recognized in Other income (expense), net because the Company does not designate these contracts as hedges for accounting purposes. All of the outstanding foreign currency forward exchange contracts at December 31, 2021 matured before January 31, 2022.

(3)See Note 14 — Fair Value Disclosures for the determination of the fair values of these instruments.
At December 31, 2021, all of the Company’s derivative counterparties were investment grade financial institutions. The Company did not have any collateral arrangements with its derivative counterparties and none of the derivative contracts contained credit-risk related contingent features. The table below provides information regarding amounts recognized in the Consolidated Statements of Operations for derivative contracts for the years ended December 31 (in thousands).

Amount Recorded In	2021	2020	2019
Interest expense (income), net (1)	$29,061	$24,880	$(3,361)
Other (income) expense, net (2)	(18,844)	22,300	2,488
Total expense (income), net	$10,217	$47,180	$(873)

(1)Consists of interest expense (income) from interest rate swap contracts.
(2)Consists of net realized and unrealized gains and losses on foreign currency forward contracts, gains and losses on de-designated interest rate swaps. For the year ended December 31, 2020, Other (income) expense, net included $10.3 million expense on interest rate swap contracts due to forecasted interest payments no longer being probable as a result of the payment under the then outstanding 2016 Credit Agreement term loan and revolving credit facility on June 30, 2020.
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

FASB ASC Topic 820 provides a framework for the measurement of fair value and a valuation hierarchy based on the transparency of inputs used in the valuation of assets and liabilities. Classification within the valuation hierarchy is based on the lowest level of input that is significant to the resulting fair value measurement. The valuation hierarchy contains three levels. Level 1 measurements consist of quoted prices in active markets for identical assets or liabilities. Level 2 measurements include significant other observable inputs such as quoted prices for similar assets or liabilities in active markets; identical assets or liabilities in inactive markets; observable inputs such as interest rates and yield curves; and other market-corroborated inputs. Level 3 measurements include significant unobservable inputs such as internally-created valuation models. Generally, the Company does not utilize Level 3 valuation inputs to remeasure any of its assets or liabilities. However, Level 3 inputs may be used by the Company when certain long-lived assets, including identifiable intangible assets, goodwill, and right-of-use assets are measured at fair value on a nonrecurring basis when there are indicators of impairment. Additionally, Level 3 inputs may be used by the Company in its required annual impairment review of goodwill. Information regarding the periodic assessment of the Company’s goodwill is included in Note 1 — Business and Significant Accounting Policies. The Company does not typically transfer assets or liabilities between different levels of the valuation hierarchy.

The table below presents the fair value of certain financial assets and liabilities that are recorded at fair value and measured on a recurring basis in the Company’s Consolidated Balance Sheets (in thousands).

	December 31,
Description	2021	2020
Assets:
Values based on Level 1 inputs:
Deferred compensation plan assets (1)	$7,428	$2,589
Total Level 1 inputs	7,428	2,589
Values based on Level 2 inputs:
Deferred compensation plan assets (1)	96,627	85,932
Foreign currency forward contracts (2)	1,122	885
Total Level 2 inputs	97,749	86,817
Total Assets	$105,177	$89,406
Liabilities:
Values based on Level 2 inputs:
Deferred compensation plan liabilities (1)	$110,861	$94,538
Foreign currency forward contracts (2)	1,213	2,399
Interest rate swap contracts (3)	53,737	109,175
Total Level 2 inputs	165,811	206,112
Total Liabilities	$165,811	$206,112

(1)The Company has a deferred compensation plan for the benefit of certain highly compensated officers, managers and other key employees (see Note 15 — Employee Benefits). The assets consist of investments in money market funds, mutual funds and company-owned life insurance contracts. The money market funds consist of cash equivalents while the mutual fund investments consist of publicly-traded and quoted equity shares. The Company considers the fair values of these assets to be based on Level 1 inputs, and such assets had fair values of $7.4 million and $2.6 million as of December 31, 2021 and 2020, respectively. The carrying amounts of the life insurance contracts equal their cash surrender values. Cash surrender value represents the estimated amount that the Company would receive upon termination of a contract, which approximates fair value. The Company considers life insurance contracts to be valued based on Level 2 inputs, and such assets had fair values of $96.6 million and $85.9 million at December 31, 2021 and 2020, respectively. The related deferred compensation plan liabilities are recorded at fair value, or the estimated amount needed to settle the liability, which the Company considers to be a Level 2 input.
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

	Carrying Amount		Fair Value
	December 31,		December 31,
Description	2021	2020	2021	2020
2028 Notes	$791,833	$790,783	$836,632	$846,296
2029 Notes	593,139	—	608,346	—
2030 Notes	791,491	790,690	816,208	843,800
Total	$2,176,463	$1,581,473	$2,261,186	$1,690,096

Assets Measured at Fair Value on a Nonrecurring Basis

The Company’s certain long-lived assets, including identifiable intangible assets, goodwill, and right-of-use assets assets are measured at fair value on a nonrecurring basis when there are indicators of impairment. In the fourth quarter of the year ended December 31, 2021, the Company recorded impairment charges of $49.5 million on right-of-use assets and other long-lived assets primarily related to certain office leases that the Company determined will no longer be used, net of a reduction in the related lease liabilities. The impairment was derived by comparing the fair value of the impacted assets to the carrying value of those assets as of the impairment measurement date, as required under ASC Topic 360 using Level 3 inputs. See Note 7 — Leases for additional discussion related to these impairment charges. There were no impairment charges recognized during the years ended December 31, 2020 and 2019.

Additionally, see Note 2 — Acquisitions for fair value measurements of certain assets and liabilities acquired in business combinations that are recorded at fair value on a nonrecurring basis.

Note 15 — Employee Benefits

Defined contribution plans. The Company has savings and investment plans (the “401(k) Plans”) covering substantially all U.S. employees. Company contributions are based on the level of employee contributions, up to a maximum of 4% of an employee’s eligible salary, subject to an annual maximum. For 2021, the maximum Company match was $7,200. Amounts expensed in connection with the 401(k) Plans totaled $44.1 million, $43.9 million and $44.1 million in 2021, 2020 and 2019, respectively.
Deferred compensation plans. The Company has supplemental deferred compensation plans for the benefit of certain highly compensated officers, managers and other key employees. The plans’ investment assets are recorded at fair value in Other assets on the Consolidated Balance Sheets. The value of those assets was $104.1 million and $88.5 million at December 31, 2021 and 2020, respectively (see Note 14 — Fair Value Disclosures for fair value information). The related deferred compensation plan liabilities, which were $110.9 million and $94.5 million at December 31, 2021 and 2020, respectively, are carried at fair value and are adjusted with a corresponding charge or credit to compensation expense to reflect the fair value of the amount owed to the employees. Deferred compensation plan liabilities are recorded in Other liabilities on the Consolidated Balance Sheets. Compensation expense recognized for all of the Company’s deferred compensation plans was $1.3 million, $1.9 million and $0.6 million in 2021, 2020 and 2019, respectively.
Defined benefit pension plans. The Company has defined benefit pension plans at several of its international locations. Benefits earned and paid under those plans are generally based on years of service and level of employee compensation. The Company’s vested benefit obligation is the actuarial present value of the vested benefits to which an employee is entitled based on the employee’s expected date of separation or retirement. The Company’s defined benefit pension plans are accounted for in accordance with FASB ASC Topics 715 and 960. The table below presents the components of the Company’s defined benefit pension plan expense for the years ended December 31 (in thousands). The components of pension expense, other than service cost, are recorded in Other income (expense), net in the Consolidated Statements of Operations.

	2021	2020	2019
Service cost	$4,511	$4,421	$3,659
Interest cost	605	718	851
Expected return on plan assets	(350)	(493)	(517)
Recognition of actuarial loss	576	474	237
Recognition of loss due to settlements	286	—	—
Total defined benefit pension plan expense	$5,628	$5,120	$4,230

The table below presents the key assumptions used in the computation of pension expense for the years ended December 31.

	2021	2020	2019
Weighted average discount rate (1)	0.94%	1.28%	1.81%
Expected return on plan assets	1.19%	2.04%	2.54%
Average compensation increase	2.58%	2.58%	2.58%
Cash balance interest credit rate	0.80%	1.20%	1.90%

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

	2021	2020	2019
Projected benefit obligation at beginning of year	$62,297	$52,503	$44,890
Service cost	4,511	4,421	3,659
Interest cost	605	718	851
Actuarial (gain) loss due to assumption changes and plan experience (1)	(2,230)	1,516	4,524
Benefits payments (2)	(1,198)	(1,438)	(830)
Plan amendments	269	—	—
Settlements	(1,606)	—	—
Foreign currency impact	(4,675)	4,577	(591)
Projected benefit obligation at end of year (3)	$57,973	$62,297	$52,503

The table below presents the key assumptions used in determining the projected benefit obligations at December 31.

	2021	2020	2019
Weighted average discount rate (4)	1.24%	0.94%	1.28%
Average compensation increase	2.57%	2.58%	2.58%
Cash balance interest credit rate	1.20%	0.80%	1.20%

(1)The actuarial (gain) losses were primarily due to changes in the weighted average discount rate assumption.
(2)The Company projects benefit payments will be made in future years directly to plan participants as follows: $1.6 million in 2022; $1.7 million in 2023; $1.9 million in 2024; $2.1 million in 2025; $2.3 million in 2026; and $15.9 million in total in the five years thereafter.
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

Funded status of the plans	2021	2020	2019
Projected benefit obligation	$57,973	$62,297	$52,503
Pension plan assets at fair value (1)	(29,737)	(28,636)	(23,444)
Funded status – shortfall (2)	$28,236	$33,661	$29,059

Accumulated benefit obligation	$54,701	$58,963	$49,485

Amounts recorded in the Consolidated Balance Sheets for the plans
Other liabilities – accrued pension obligation (2)	$28,236	$33,661	$29,059
Stockholders’ equity – deferred actuarial loss (3)	$(6,672)	$(9,309)	$(8,584)

(1)The pension plan assets are held by third-party trustees and are invested in a diversified portfolio of equities, high-quality government and corporate bonds, and other investments. The assets are primarily valued based on Level 1 and Level 2 inputs under the fair value hierarchy in FASB ASC Topic 820, with the majority of the invested assets considered to be of low-to-medium investment risk. The Company projects a future long-term rate of return on these plan assets of 1.58%, which it believes is reasonable based on the composition of the assets and both current and projected market conditions. Additional information regarding pension plan asset activity is provided below.
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
(3)The deferred actuarial loss as of December 31, 2021 is recorded in AOCI/L and will be reclassified out of AOCI/L and recognized as pension expense over approximately 13 years, subject to certain limitations set forth in FASB ASC Topic 715. The amortization of deferred actuarial losses from AOCI/L to pension expense in each of the years ended December 31, 2021, 2020 and 2019 was immaterial.

The table below provides a rollforward of the Company’s defined benefit pension plans assets for the years ended December 31 (in thousands).

	2021	2020	2019
Pension plan assets at the beginning of the year	$28,636	$23,444	$19,460
Company contributions	4,865	3,924	4,405
Benefit payments	(1,198)	(1,438)	(830)
Actual return on plan assets	1,066	684	714
Settlements	(1,606)	—	—
Foreign currency impact	(2,026)	2,022	(305)
Pension plan assets at the end of the year	$29,737	$28,636	$23,444

The Company also has a reinsurance asset arrangement with a large international insurance company that is intended to fund benefit payments for one of its plans. The reinsurance asset is not a pension plan asset but is an asset of the Company. At December 31, 2021 and 2020, the reinsurance asset was recorded at its cash surrender value of $9.5 million and $10.0 million, respectively, and recorded in Other assets on the Consolidated Balance Sheets. The Company believes that cash surrender value approximates fair value and is equivalent to a Level 2 input under the FASB’s fair value hierarchy in FASB ASC Topic 820.

Note 16 — Segment Information

The Company’s products and services are delivered through three segments – Research, Conferences and Consulting, as described below.

•Research equips executives and their teams from every function and across all industries with actionable, objective insight, guidance and tools. Our experienced experts deliver all this value informed by a combination of practitioner-sourced and data-driven research to help our clients address their mission critical priorities.

•Conferences provides executives and teams across an organization the opportunity to learn, share and network. From our Gartner Symposium/Xpo series, to industry-leading conferences focused on specific business roles and topics, to peer-driven sessions, our offerings enable attendees to experience the best of Gartner insight and guidance.

•Consulting serves senior executives leading technology-driven strategic initiatives leveraging the power of Gartner’s actionable, objective insight. Through custom analysis and on-the-ground support we enable optimized technology investments and stronger performance on our clients’ mission critical priorities.

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

The tables below present information about the Company’s reportable segments for the years ended December 31 (in thousands).

	Research	Conferences	Consulting	Consolidated
2021
Revenues	$4,101,392	$214,449	$418,121	$4,733,962
Gross contribution	3,036,925	133,748	158,843	3,329,516
Corporate and other expenses				(2,413,765)
Operating income				$915,751

2020
Revenues	$3,602,892	$120,140	$376,371	$4,099,403
Gross contribution	2,597,852	57,302	115,744	2,770,898
Corporate and other expenses				(2,280,748)
Operating income				$490,150

2019
Revenues	$3,374,548	$476,869	$393,904	$4,245,321
Gross contribution	2,351,720	241,757	118,450	2,711,927
Corporate and other expenses				(2,341,840)
Operating income				$370,087

The table below provides a reconciliation of total segment gross contribution to net income for the years ended December 31 (in thousands).

	2021	2020	2019
Total segment gross contribution	$3,329,516	$2,770,898	$2,711,927
Costs and expenses:
Cost of services and product development - unallocated (1)	39,647	16,519	17,174
Selling, general and administrative	2,155,658	2,038,963	2,103,424
Depreciation and amortization	212,405	218,984	211,779
Acquisition and integration charges	6,055	6,282	9,463
Operating income	915,751	490,150	370,087
Interest expense and other, net	(98,191)	(119,203)	(92,273)
Gain on event cancellation insurance claims	152,310	—	—
Loss from divested operations	—	—	(2,075)
Loss on extinguishment of debt	—	(44,814)	—
Less: Provision for income taxes	176,310	59,388	42,449
Net income	$793,560	$266,745	$233,290

(1)The unallocated amounts consist of certain bonus and fringe costs recorded in consolidated Cost of services and product development that are not allocated to segment expense. The Company’s policy is to allocate bonuses to segments at 100% of a segment employee’s target bonus. Amounts above or below 100% are absorbed by corporate.

Disaggregated revenue information by reportable segment for the three years ended December 31, 2021 is presented in Note 9 — Revenue and Related Matters. Long-lived asset information by geographic location as of December 31 is summarized in the table below (in thousands).

	2021	2020
Long-lived assets (1):
United States and Canada	$706,854	$820,973
Europe, Middle East and Africa	298,083	265,782
Other International	125,572	153,609
Total long-lived assets	$1,130,509	$1,240,364

(1)Excludes goodwill and intangible assets for all dates.

Note 17 — Contingencies
Legal Matters. The Company is involved in legal proceedings and litigation arising in the ordinary course of business. The Company records a provision for pending litigation in its consolidated financial statements when it is determined that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. The Company believes that the potential liability, if any, in excess of amounts already accrued from all proceedings, claims and litigation will not have a material effect on its financial position, cash flows or results of operations when resolved in a future period.
Indemnifications. The Company has various agreements that may obligate it to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations related to matters such as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by the Company under these agreements have not been material. As of December 31, 2021, the Company did not have any material payment obligations under any such indemnification agreements.

Note 18 — Valuation and Qualifying Accounts
The Company maintains an allowance for bad debt. The table below summarizes the activity in the Company’s allowance for losses for the years ended December 31 (in thousands).

	Balance at Beginning of Year	Additions Charged to Expense	Deductions from the Reserve	Balance at End of Year
2021	$10,000	$2,800	$(6,300)	$6,500
2020	$8,000	$16,000	$(14,000)	$10,000
2019	$7,700	$14,000	$(13,700)	$8,000

Note 19 — Subsequent Event

On February 3, 2022, the Company’s Board of Directors authorized incremental share repurchases of up to an additional $500.0 million of Gartner’s common stock. This authorization is in addition to the previously authorized repurchases of up to $2.8 billion, which as of the end of January 2022 had approximately $527.0 million remaining.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gartner, Inc.

Date:	February 23, 2022	By:	/s/ Eugene A. Hall
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

Name	Title	Date

/s/ Eugene A. Hall	Director and Chief Executive Officer	February 23, 2022
Eugene A. Hall	(Principal Executive Officer)

/s/ Craig W. Safian	Executive Vice President and Chief Financial Officer	February 23, 2022
Craig W. Safian	(Principal Financial and Accounting Officer)

/s/ Peter E. Bisson	Director	February 23, 2022
Peter E. Bisson

/s/ Richard J. Bressler	Director	February 23, 2022
Richard J. Bressler

/s/ Raul E. Cesan	Director	February 23, 2022
Raul E. Cesan

/s/ Karen E. Dykstra	Director	February 23, 2022
Karen E. Dykstra

/s/ Diana S. Ferguson	Director	February 23, 2022
Diana S. Ferguson

/s/ Anne Sutherland Fuchs	Director	February 23, 2022
Anne Sutherland Fuchs

/s/ William O. Grabe	Director	February 23, 2022
William O. Grabe

/s/ Stephen G. Pagliuca	Director	February 23, 2022
Stephen G. Pagliuca

/s/ Eileen M. Serra	Director	February 23, 2022
Eileen M. Serra

/s/ James C. Smith	Director	February 23, 2022
James C. Smith