Form 10-Q
period 2022-03-31
GARTNER INC
filed 2022-05-03
CIK 749251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 29, 2022, 80,539,048 shares of the registrant’s common shares were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited; in thousands, except share data)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$456,175	$756,493
Fees receivable, net of allowances of $8,000 and $6,500, respectively	1,326,398	1,365,180
Deferred commissions	360,093	380,569
Prepaid expenses and other current assets	131,263	117,838
Total current assets	2,273,929	2,620,080
Property, equipment and leasehold improvements, net	258,364	273,562
Operating lease right-of-use assets	513,290	548,258
Goodwill	2,949,321	2,951,317
Intangible assets, net	684,529	714,418
Other assets	306,020	308,689
Total Assets	$6,985,453	$7,416,324
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$832,290	$1,134,814
Deferred revenues	2,421,726	2,238,035
Current portion of long-term debt	6,400	5,931
Total current liabilities	3,260,416	3,378,780
Long-term debt, net of deferred financing fees	2,456,166	2,456,833
Operating lease liabilities	677,616	697,766
Other liabilities	473,102	511,887
Total Liabilities	6,867,300	7,045,266
Stockholders’ Equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0005 par value, 250,000,000 shares authorized; 163,602,067 shares issued for both periods	82	82
Additional paid-in capital	2,107,596	2,074,896
Accumulated other comprehensive loss, net	(82,811)	(81,431)
Accumulated earnings	3,221,542	3,049,027
Treasury stock, at cost, 82,358,309 and 81,205,504 common shares, respectively	(5,128,256)	(4,671,516)
Total Stockholders’ Equity	118,153	371,058
Total Liabilities and Stockholders’ Equity	$6,985,453	$7,416,324

See the accompanying notes to Condensed Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended
	March 31,
	2022	2021
Revenues:
Research	$1,136,380	$979,732
Conferences	10,354	24,802
Consulting	116,006	99,504
Total revenues	1,262,740	1,104,038
Costs and expenses:
Cost of services and product development	377,033	334,467
Selling, general and administrative	617,904	487,255
Depreciation	23,201	25,750
Amortization of intangibles	25,148	30,514
Acquisition and integration charges	2,207	640
Total costs and expenses	1,045,493	878,626
Operating income	217,247	225,412
Interest expense, net	(31,394)	(26,149)
Other income, net	29,206	15,490
Income before income taxes	215,059	214,753
Provision for income taxes	42,544	50,653
Net income	$172,515	$164,100

Net income per share:
Basic	$2.10	$1.86
Diluted	$2.08	$1.84
Weighted average shares outstanding:
Basic	82,020	88,352
Diluted	82,973	89,139

See the accompanying notes to Condensed Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2022	2021
Net income	$172,515	$164,100
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(6,798)	677
Interest rate swaps – net change in deferred gain or loss	5,370	5,270
Pension plans – net change in deferred actuarial loss	48	103
Other comprehensive (loss) income, net of tax	(1,380)	6,050
Comprehensive income	$171,135	$170,150

See the accompanying notes to Condensed Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited; in thousands)

Three Months Ended March 31, 2022
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Accumulated Earnings	Treasury Stock	Total
Balance at December 31, 2021	$82	$2,074,896	$(81,431)	$3,049,027	$(4,671,516)	$371,058
Net income	—	—	—	172,515	—	172,515
Other comprehensive loss	—	—	(1,380)	—	—	(1,380)
Issuances under stock plans	—	579	—	—	6,385	6,964
Common share repurchases	—	—	—	—	(463,125)	(463,125)
Stock-based compensation expense	—	32,121	—	—	—	32,121
Balance at March 31, 2022	$82	$2,107,596	$(82,811)	$3,221,542	$(5,128,256)	$118,153

Three Months Ended March 31, 2021
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Accumulated Earnings	Treasury Stock	Total
Balance at December 31, 2020	$82	$1,968,930	$(99,228)	$2,255,467	$(3,034,823)	$1,090,428
Net income	—	—	—	164,100	—	164,100
Other comprehensive loss	—	—	6,050	—	—	6,050
Issuances under stock plans	—	(1,543)	—	—	6,923	5,380
Common share repurchases	—	—	—	—	(410,450)	(410,450)
Stock-based compensation expense	—	36,086	—	—	—	36,086
Balance at March 31, 2021	$82	$2,003,473	$(93,178)	$2,419,567	$(3,438,350)	$891,594

See the accompanying notes to Condensed Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2022	2021
Operating activities:
Net income	$172,515	$164,100
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	48,349	56,264
Stock-based compensation expense	32,121	36,086
Deferred taxes	(7,502)	3,883
Loss on impairment of lease related assets, net	23,878	—
Reduction in the carrying amount of operating lease right-of-use assets	17,951	18,575
Amortization and write-off of deferred financing fees	1,133	923
Gain on de-designated swaps	(29,896)	(15,765)
Changes in assets and liabilities:
Fees receivable, net	30,700	54,192
Deferred commissions	18,909	(237)
Prepaid expenses and other current assets	(13,596)	(9,933)
Other assets	(1,082)	(10,081)
Deferred revenues	195,306	131,786
Accounts payable and accrued and other liabilities	(321,001)	(272,495)
Cash provided by operating activities	167,785	157,298
Investing activities:
Additions to property, equipment and leasehold improvements	(17,293)	(12,521)
Cash used in investing activities	(17,293)	(12,521)
Financing activities:
Proceeds from employee stock purchase plan	6,949	5,357
Payments on revolving credit facility	—	(5,000)
Payments on borrowings	(1,331)	(5,127)
Purchases of treasury stock	(451,070)	(398,450)
Cash used in financing activities	(445,452)	(403,220)
Net decrease in cash and cash equivalents and restricted cash	(294,960)	(258,443)
Effects of exchange rates on cash and cash equivalents	(5,358)	(8,145)
Cash and cash equivalents and restricted cash, beginning of period	760,602	712,583
Cash and cash equivalents and restricted cash, end of period	$460,284	$445,995

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

Basis of presentation. The accompanying interim Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 270 for interim financial information and with the applicable instructions of U.S. Securities and Exchange Commission (“SEC”) Rule 10-01 of Regulation S-X on Form 10-Q, and should be read in conjunction with the consolidated financial statements and related notes of the Company in its Annual Report on Form 10-K for the year ended December 31, 2021.

The fiscal year of Gartner is the twelve-month period from January 1 through December 31. In the opinion of management, all normal recurring accruals and adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented herein have been included. The results of operations for the three months ended March 31, 2022 may not be indicative of the results of operations for the remainder of 2022 or beyond. When used in these notes, the terms “Gartner,” the “Company,” “we,” “us,” or “our” refer to Gartner, Inc. and its consolidated subsidiaries.

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

Cash and cash equivalents and restricted cash. Below is a table presenting the beginning-of-period and end-of-period cash amounts from the Company’s Condensed Consolidated Balance Sheets and the total cash amounts presented in the Condensed Consolidated Statements of Cash Flows (in thousands).

	March 31,	December 31,
	2022	2021
Cash and cash equivalents	$456,175	$756,493
Restricted cash classified in (1):
Prepaid expenses and other current assets	4,109	4,109
Cash and cash equivalents and restricted cash	$460,284	$760,602

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

Adoption of new accounting standards. The Company adopted the accounting standard described below during the three months ended March 31, 2022.

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

Accounting standard effective later in 2022

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

During 2021, the Company paid $22.9 million in cash for Pulse after considering the cash acquired with the business, amounts held in escrow and certain other purchase price adjustments at closing. In addition to the purchase price, the Company may also be required to pay up to $4.5 million in cash in the future based on the continuing employment of certain key employees. Such amount will be recognized as compensation expense over three years and reported in Acquisition and integration charges in the Condensed Consolidated Statements of Operations.

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

The table below presents changes to the carrying amount of goodwill by segment during the three months ended March 31, 2022 (in thousands).

	Research	Conferences	Consulting	Total
Balance at December 31, 2021 (1)	$2,670,934	$184,021	$96,362	$2,951,317
Foreign currency translation impact	(1,652)	(27)	(317)	(1,996)
Balance at March 31, 2022 (1)	$2,669,282	$183,994	$96,045	$2,949,321

(1)The Company does not have any accumulated goodwill impairment losses.

Finite-Lived Intangible Assets

The tables below present reconciliations of the carrying amounts of the Company’s finite-lived intangible assets as of the dates indicated (in thousands).

March 31, 2022	Customer Relationships	Technology-related	Other	Total
Gross cost at December 31, 2021	$1,096,358	$61,216	$10,436	$1,168,010
Foreign currency translation impact	(7,603)	(112)	—	(7,715)
Gross cost	1,088,755	61,104	10,436	1,160,295
Accumulated amortization (1)	(432,550)	(38,366)	(4,850)	(475,766)
Balance at March 31, 2022	$656,205	$22,738	$5,586	$684,529

December 31, 2021	Customer Relationships	Technology-related	Other	Total
Gross cost	$1,096,358	$61,216	$10,436	$1,168,010
Accumulated amortization (1)	(413,266)	(35,727)	(4,599)	(453,592)
Balance at December 31, 2021	$683,092	$25,489	$5,837	$714,418

(1) Finite-lived intangible assets are amortized using the straight-line method over the following periods: Customer relationships—6 to 13 years; Technology-related—3 to 7 years; and Other—4 to 11 years.

Amortization expense related to finite-lived intangible assets was $25.1 million and $30.5 million during the three months ended March 31, 2022 and 2021, respectively. The estimated future amortization expense by year for finite-lived intangible assets is presented in the table below (in thousands).

2022 (remaining nine months)	$75,065
2023	100,071
2024	92,890
2025	82,361
2026	79,686
Thereafter	254,456
$684,529

Note 4 — Revenue and Related Matters

Disaggregated Revenue — The Company’s disaggregated revenue by reportable segment is presented in the tables below for the periods indicated (in thousands).

By Primary Geographic Market (1)

Three Months Ended March 31, 2022

Primary Geographic Market	Research	Conferences	Consulting	Total
United States and Canada	$740,529	$7,652	$68,789	$816,970
Europe, Middle East and Africa	263,129	1,238	32,444	296,811
Other International	132,722	1,464	14,773	148,959
Total revenues	$1,136,380	$10,354	$116,006	$1,262,740

Three Months Ended March 31, 2021

Primary Geographic Market	Research	Conferences	Consulting	Total
United States and Canada	$631,333	$19,599	$57,486	$708,418
Europe, Middle East and Africa	230,201	2,713	30,362	263,276
Other International	118,198	2,490	11,656	132,344
Total revenues	$979,732	$24,802	$99,504	$1,104,038

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

By Timing of Revenue Recognition

Three Months Ended March 31, 2022

Timing of Revenue Recognition	Research	Conferences	Consulting	Total
Transferred over time (1)	$1,025,810	$—	$96,436	$1,122,246
Transferred at a point in time (2)	110,570	10,354	19,570	140,494
Total revenues	$1,136,380	$10,354	$116,006	$1,262,740

Three Months Ended March 31, 2021

Timing of Revenue Recognition	Research	Conferences	Consulting	Total
Transferred over time (1)	$894,087	$—	$84,342	$978,429
Transferred at a point in time (2)	85,645	24,802	15,162	125,609
Total revenues	$979,732	$24,802	$99,504	$1,104,038

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

Performance Obligations — For customer contracts that are greater than one year in duration, the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied (or partially unsatisfied) as of March 31, 2022 was approximately $4.3 billion. The Company expects to recognize $2.0 billion, $1.7 billion and $580.9 million of this revenue (most of which pertains to Research) during the remainder of 2022, the year ending December 31, 2023 and thereafter, respectively. The Company applies a practical expedient that is permitted under ASC Topic 606 and, accordingly, it does not disclose such performance obligation information for customer contracts that have original durations of one year or less. The Company’s performance obligations for contracts meeting this ASC Topic 606 disclosure exclusion primarily include: (i) stand-ready services under Research subscription contracts; (ii) holding conferences and meetings where attendees and exhibitors can participate; and (iii) providing customized Consulting solutions for clients under fixed fee and time and materials engagements. The remaining duration of these performance obligations is generally less than one year, which aligns with the period that the parties have enforceable rights and obligations under the affected contracts.

Customer Contract Assets and Liabilities — The timing of the recognition of revenue and the amount and timing of the Company’s billings and cash collections, including upfront customer payments, result in the recognition of both assets and liabilities on the Company’s Condensed Consolidated Balance Sheets. The table below provides information regarding certain of the Company’s balance sheet accounts that pertain to its contracts with customers (in thousands).

	March 31,	December 31,
	2022	2021
Assets:
Fees receivable, gross (1)	$1,334,398	$1,371,680
Contract assets recorded in Prepaid expenses and other current assets (2)	$21,820	$20,054
Contract liabilities:
Deferred revenues (current liability) (3)	$2,421,726	$2,238,035
Non-current deferred revenues recorded in Other liabilities (3)	46,257	48,176
Total contract liabilities	$2,467,983	$2,286,211

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

The Company recognized revenue of $833.9 million and $726.7 million during the three months ended March 31, 2022 and 2021, respectively, that was attributable to deferred revenues that were recorded at the beginning of each such period. Those amounts primarily consisted of Research revenues that were recognized ratably as control of the goods or services passed to the customer during the reporting periods. During each of the three months ended March 31, 2022 and 2021, the Company did not record any material impairments related to its contract assets.

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

The table below sets forth the calculation of basic and diluted income per share for the periods indicated (in thousands, except per share data).

	Three Months Ended
	March 31,
	2022	2021
Numerator:
Net income used for calculating basic and diluted income per share	$172,515	$164,100
Denominator:
Weighted average common shares used in the calculation of basic income per share	82,020	88,352
Dilutive effect of outstanding awards associated with stock-based compensation plans (1)	953	787
Shares used in the calculation of diluted income per share	82,973	89,139
Basic income per share	$2.10	$1.86
Diluted income per share	$2.08	$1.84

(1)Certain potential shares of common stock were not included in the computation of diluted income per share because the effect would have been anti-dilutive. These potential shares of common stock totaled approximately 0.2 million and 0.4 million for the three months ended March 31, 2022 and 2021, respectively.

Note 6 — Stock-Based Compensation

The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company currently awards stock-settled stock appreciation rights, service-based and performance-based restricted stock units, and common stock equivalents. As of March 31, 2022, the Company had 3.9 million shares of its common stock, par value $0.0005 per share, (the “Common Stock”) available for stock-based compensation awards under its current Long-Term Incentive Plan as amended and restated in January 2019 (the “Plan”).

The tables below summarize the Company’s stock-based compensation expense by award type and expense category line item during the periods indicated (in millions).

	Three Months Ended
	March 31,
Award type	2022	2021
Stock appreciation rights	$1.9	$2.0
Restricted stock units (2)	30.0	33.9
Common stock equivalents	0.2	0.2
Total (1)	$32.1	$36.1

	Three Months Ended
	March 31,
Expense category line item	2022	2021
Cost of services and product development	$11.5	$13.7
Selling, general and administrative	20.6	22.4
Total (1) (2)	$32.1	$36.1

(1)Includes charges of $19.2 million and $21.5 million during the three months ended March 31, 2022 and 2021, respectively, for awards to retirement-eligible employees. Those awards vest on an accelerated basis.
(2)On February 5, 2020, prior to the COVID-19 related shutdown in the U.S., the Compensation Committee (“Committee”) of the Board of Directors of the Company established performance measures for the performance-based restricted stock units (the “PSUs”) awarded to the Company’s executive officers in 2020 under the Plan. Based on preliminary corporate performance results for the 2020 performance measures, the 2020 PSUs would have been earned at 50% of target. However, on February 3, 2021, the Committee determined to use its discretion under the Plan to approve a payout at 95% of target. In deciding to exercise this discretion to adjust the PSU payout, the Committee considered the Company’s strong overall performance in 2020 despite the significant negative impact of the COVID-19 pandemic. As a result of the modification, the Company recognized $6.5 million of incremental compensation cost during the three months ended March 31, 2021.

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

The tables below present information about the Company’s reportable segments for the periods indicated (in thousands).

Three Months Ended March 31, 2022	Research	Conferences	Consulting	Consolidated
Revenues	$1,136,380	$10,354	$116,006	$1,262,740
Gross contribution	849,379	(2,876)	51,012	897,515
Corporate and other expenses				(680,268)
Operating income				$217,247

Three Months Ended March 31, 2021	Research	Conferences	Consulting	Consolidated
Revenues	$979,732	$24,802	$99,504	$1,104,038
Gross contribution	724,372	13,896	39,098	777,366
Corporate and other expenses				(551,954)
Operating income				$225,412

The table below provides a reconciliation of total segment gross contribution to net income for the periods indicated (in thousands).

	Three Months Ended
	March 31,
	2022	2021
Total segment gross contribution	$897,515	$777,366
Costs and expenses:
Cost of services and product development - unallocated (1)	11,808	7,795
Selling, general and administrative	617,904	487,255
Depreciation and amortization	48,349	56,264
Acquisition and integration charges	2,207	640
Operating income	217,247	225,412
Interest expense and other, net	(2,188)	(10,659)
Less: Provision for income taxes	42,544	50,653
Net income	$172,515	$164,100

(1)The unallocated amounts consist of certain bonus and fringe costs recorded in consolidated Cost of services and product development that are not allocated to segment expense. The Company’s policy is to allocate bonuses to segments at 100% of a segment employee’s target bonus. Amounts above or below 100% are absorbed by corporate.

Note 8 — Debt

The Company’s total outstanding borrowings are summarized in the table below (in thousands).

	March 31,	December 31,
Description	2022	2021
2020 Credit Agreement - Term loan facility (1)	$286,400	$287,600
2020 Credit Agreement - Revolving credit facility (1), (2)	—	—
Senior Notes due 2028 (“2028 Notes”) (3)	800,000	800,000
Senior Notes due 2029 (“2029 Notes”) (4)	600,000	600,000
Senior Notes due 2030 (“2030 Notes”) (5)	800,000	800,000
Other (6)	5,400	5,531
Principal amount outstanding (7)	2,491,800	2,493,131
Less: deferred financing fees (8)	(29,234)	(30,367)
Net balance sheet carrying amount	$2,462,566	$2,462,764

(1)The contractual annualized interest rate as of March 31, 2022 on the 2020 Credit Agreement Term loan facility and the Revolving credit facility was 1.50%, which consisted of a floating Eurodollar base rate of 0.250% plus a margin of 1.250%. However, the Company has interest rate swap contracts that effectively convert the floating Eurodollar base rates on outstanding amounts to a fixed base rate.
(2)The Company had approximately $1.0 billion of available borrowing capacity on the 2020 Credit Agreement revolver (not including the expansion feature) as of March 31, 2022.
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
(6)Consists of two State of Connecticut economic development loans. One of the loans originated in 2012, has a 10-year maturity and the outstanding balance of $0.4 million as of March 31, 2022 bears interest at a fixed rate of 3.00%. The second loan, originated in 2019, has a 10-year maturity and bears interest at a fixed rate of 1.75%. Both of these loans may be repaid at any time by the Company without penalty.
(7)The weighted average annual effective rate on the Company’s outstanding debt for the three months ended March 31, 2022, including the effects of its interest rate swaps discussed below, was 4.82%.
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

The Company may redeem some or all of the 2029 Notes at any time on or after June 15, 2024 for cash at the redemption prices set forth in the 2029 Notes Indenture, plus accrued and unpaid interest to, but excluding, the redemption date. Prior to June 15, 2024, the Company may redeem up to 40% of the aggregate principal amount of the 2029 Notes in connection with certain equity offerings, or some or all of the 2029 Notes with a “make-whole” premium, in each case subject to the terms set forth in the 2029 Note Indenture.

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

2020 Credit Agreement

The Company has a credit facility that currently provides for a $400.0 million Term Loan facility and a $1.0 billion Revolving credit facility (the “2020 Credit Agreement”). The 2020 Credit Agreement contains certain customary restrictive loan covenants, including, among others, financial covenants that apply a maximum consolidated leverage ratio and a minimum consolidated interest expense coverage ratio. The Company was in compliance with all financial covenants as of March 31, 2022.

The Term loan is being repaid in consecutive quarterly installments that commenced on December 31, 2020, plus a final payment to be made on September 28, 2025. The Revolving credit facility may be borrowed, repaid and re-borrowed through September 28, 2025, at which all then-outstanding amounts must be repaid.

Interest Rate Swaps

As of March 31, 2022, the Company had two fixed-for-floating interest rate swap contracts with a total notional value of $700.0 million that mature in 2025. The Company pays base fixed rates of 3.04% and in return receives a floating Eurodollar base rate on 30-day notional borrowings. The Company had two other fixed-for-floating interest rate swap contracts with a total notional value of $700.0 million that matured during the three months ended March 31, 2022.

As a result of the payment under the then outstanding 2016 Credit Agreement term loan and revolving credit facility, the Company de-designated all of its interest rate swaps effective June 30, 2020. Accordingly, hedge accounting is not applicable, and subsequent changes to the fair value of the interest rate swaps are recorded in Other income, net. The amounts previously recorded in Accumulated other comprehensive loss are amortized into Interest expense, net over the terms of the hedged forecasted interest payments. As of March 31, 2022, $67.8 million is remaining in Accumulated other comprehensive loss, net. The interest rate swaps had negative unrealized fair values (liabilities) of $15.3 million and $53.7 million as of March 31, 2022 and December 31, 2021, respectively, of which $51.0 million and $56.3 million were recorded in Accumulated other comprehensive loss, net of tax effect, as of March 31, 2022 and December 31, 2021, respectively. See Note 12 — Fair Value Disclosures for the determination of the fair values of Company’s interest rate swaps.

Note 9 — Equity

Share Repurchase Authorization

In 2015, the Company’s Board of Directors (the “Board”) authorized a share repurchase program to repurchase up to $1.2 billion of the Company’s common stock. The Board authorized incremental share repurchases of up to an additional $1.6 billion and $0.5 billion of the Company’s common stock during 2021 and February 2022, respectively. $677.8 million remained available under the share repurchase program as of March 31, 2022. The Company may repurchase its common stock from time-to-time in amounts, at prices and in the manner that the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended), accelerated share repurchases, private transactions or other transactions and will be funded by cash on hand and borrowings. Repurchases may also be made from time-to-time in connection with the settlement of the Company’s stock-based compensation awards. See Note 15 — Subsequent Event for a discussion regarding an increase in the Company’s share repurchase authorization.

The Company’s share repurchase activity is presented in the table below for the periods indicated.

	Three Months Ended
	March 31,
	2022	2021
Number of shares repurchased (1)	1,627,709	2,274,710
Cash paid for repurchased shares (in thousands) (2)	$451,070	$398,450

(1)The average purchase price for repurchased shares was $284.53 and $180.44 for the three months ended March 31, 2022 and 2021, respectively. The repurchased shares during the three months ended March 31, 2022 and 2021 included purchases for both open market purchases and stock-based compensation award settlements.
(2)The cash paid for repurchased shares during the three months ended March 31, 2021 included $8.0 million of open market purchases with trade dates in December 2020 that settled in January 2021 and excluded $20.0 million of open market purchases with trade dates in March 2021 that settled in April 2021. The cash paid for repurchased shares during the three months ended March 31, 2022 excluded $12.1 million of open market purchases with trade dates in March 2022 that settled in April 2022.

Accumulated Other Comprehensive Loss, net (“AOCL”)

The tables below provide information about the changes in AOCL by component and the related amounts reclassified out of AOCL to income during the periods indicated (net of tax, in thousands) (1).

Three Months Ended March 31, 2022

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2021	$(56,323)	$(6,672)	$(18,436)	$(81,431)
Other comprehensive income (loss) activity during the period:
Change in AOCL before reclassifications to income	—	—	(6,798)	(6,798)
Reclassifications from AOCL to income (2), (3)	5,370	48	—	5,418
Other comprehensive income (loss), net	5,370	48	(6,798)	(1,380)
Balance – March 31, 2022	$(50,953)	$(6,624)	$(25,234)	$(82,811)

Three Months Ended March 31, 2021

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2020	$(78,104)	$(9,309)	$(11,815)	$(99,228)
Other comprehensive income (loss) activity during the period:
Change in AOCL before reclassifications to income	—	—	677	677
Reclassifications from AOCL to income (2), (3)	5,270	103	—	5,373
Other comprehensive income (loss), net	5,270	103	677	6,050
Balance – March 31, 2021	$(72,834)	$(9,206)	$(11,138)	$(93,178)

(1)Amounts in parentheses represent debits (deferred losses).
(2)$7.2 million and $7.0 million of the reclassifications related to interest rate swaps (cash flow hedges) were recorded in Interest expense, net, for the three months ended March 31, 2022 and 2021, respectively. See Note 8 — Debt and Note 11 — Derivatives and Hedging for information regarding the cash flow hedges.
(3)The reclassifications related to defined benefit pension plans were recorded in Other income, net.

The estimated net amount of the existing losses on the Company’s interest rate swaps that are reported in Accumulated other comprehensive loss, net at March 31, 2022 that is expected to be reclassified into earnings within the next 12 months is $20.6 million.

Note 10 — Income Taxes

The provision for income taxes for the three months ended March 31, 2022 and 2021 was $42.5 million and $50.7 million, respectively. The effective income tax rate was 19.8% and 23.6% for the three months ended March 31, 2022 and 2021, respectively. The year-over-year decrease in the effective income tax rate was primarily due to the relative impact of tax benefits from stock-based compensation.

The Company had gross unrecognized tax benefits of $153.4 million on March 31, 2022 and $150.0 million on December 31, 2021. It is reasonably possible that gross unrecognized tax benefits will decrease by approximately $29.5 million within the next twelve months due to the anticipated closure of audits and the expiration of certain statutes of limitation.

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

March 31, 2022
Derivative Contract Type	Number of Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in AOCL, net of tax
Interest rate swaps (1)	2	$700,000	$(6,266)	Other liabilities	$(50,953)
			(9,019)	Accrued liabilities
Foreign currency forwards (2)	41	318,622	(167)	Accrued liabilities	—
Total	43	$1,018,622	$(15,452)		$(50,953)

December 31, 2021
Derivative Contract Type	Number of Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in AOCL, net of tax
Interest rate swaps (1)	4	$1,400,000	$(31,942)	Other liabilities	$(56,323)
			(21,795)	Accrued liabilities
Foreign currency forwards (2)	138	533,506	(91)	Accrued liabilities	—
Total	142	$1,933,506	$(53,828)		$(56,323)

(1)As a result of the payment under the then outstanding 2016 Credit Agreement term loan and revolving credit facility, the Company de-designated all of its interest rate swaps effective June 30, 2020. Accordingly, hedge accounting is not applicable, and subsequent changes to fair value of the interest rate swaps are recorded in Other income, net. The amounts previously recorded in Accumulated other comprehensive loss are amortized into Interest expense, net over the terms of the hedged forecasted interest payments. See Note 8 — Debt provides additional information regarding the Company’s interest rate swap contracts.
(2)The Company has foreign exchange transaction risk because it typically enters into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currency. The Company enters into short-term foreign currency forward exchange contracts to mitigate the cash flow risk associated with changes in foreign currency rates on forecasted foreign currency transactions. These contracts are accounted for at fair value with realized and unrealized gains and losses recognized in Other income, net because the Company does not designate these contracts as hedges for accounting purposes. All of the outstanding foreign currency forward exchange contracts at March 31, 2022 matured before April 30, 2022.
(3)See Note 12 — Fair Value Disclosures for the determination of the fair values of these instruments.

At March 31, 2022, all of the Company’s derivative counterparties were investment grade financial institutions. The Company did not have any collateral arrangements with its derivative counterparties and none of the derivative contracts contained credit-risk related contingent features. The table below provides information regarding amounts recognized in the accompanying Condensed Consolidated Statements of Operations for derivative contracts for the periods indicated (in thousands).

	Three Months Ended
	March 31,
Amount recorded in:	2022	2021
Interest expense, net (1)	$7,166	$7,032
Other income, net (2)	(26,900)	(15,823)
Total expense, net	$(19,734)	$(8,791)

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

The Company enters into a limited number of derivatives transactions but does not enter into repurchase agreements, securities lending transactions or master netting arrangements. Receivables or payables that result from derivatives transactions are recorded gross in the Company’s Condensed Consolidated Balance Sheets.

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

The table below presents the fair values of certain financial assets and liabilities (in thousands).

Description	March 31, 2022	December 31, 2021
Assets:
Values based on Level 1 inputs:
Deferred compensation plan assets (1)	$7,832	$7,428
Total Level 1 inputs	7,832	7,428
Values based on Level 2 inputs:
Deferred compensation plan assets (1)	94,083	96,627
Foreign currency forward contracts (2)	152	1,122
Total Level 2 inputs	94,235	97,749
Total Assets	$102,067	$105,177
Liabilities:
Values based on Level 2 inputs:
Deferred compensation plan liabilities (1)	$106,959	$110,861
Foreign currency forward contracts (2)	319	1,213
Interest rate swap contracts (3)	15,285	53,737
Total Level 2 inputs	122,563	165,811
Total Liabilities	$122,563	$165,811

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

	Carrying Amount		Fair Value
	March 31,	December 31,	March 31,	December 31,
Description	2022	2021	2022	2021
2028 Notes	$792,104	$791,833	$797,688	$836,632
2029 Notes	593,339	593,139	566,262	608,346
2030 Notes	791,696	791,491	753,664	816,208
Total	$2,177,139	$2,176,463	$2,117,614	$2,261,186

Assets and liabilities measured at fair value on a non-recurring basis

The Company’s certain long-lived assets, including identifiable intangible assets, goodwill, and right-of-use assets are measured at fair value on a nonrecurring basis when there are indicators of impairment. During the three months ended March 31, 2022, the Company recorded impairment charges of $23.9 million on right-of-use assets and other long-lived assets primarily related to certain office leases that the Company determined will no longer be used. The impairment was derived by comparing the fair value of the impacted assets to the carrying value of those assets as of the impairment measurement date, as required under ASC Topic 360 using Level 3 inputs. See Note 14 — Leases for additional discussion related to these impairment charges.

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

Indemnifications. The Company has various agreements that may obligate it to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations related to matters such as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by the Company under these agreements have not been material. As of March 31, 2022, the Company did not have any material payment obligations under any such indemnification agreements.

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

	Three Months Ended
	March 31,
Description:	2022	2021
Operating lease cost (1)	$30,364	$32,865
Variable lease cost (2)	4,268	4,302
Sublease income	(10,925)	(10,339)
Total lease cost, net (3) (4)	$23,707	$26,828
Cash paid for amounts included in the measurement of operating lease liabilities	$34,817	$34,927
Cash receipts from sublease arrangements	$11,164	$10,095
Right-of-use assets obtained in exchange for new operating lease liabilities	$6,930	$7,046

(1)Included in operating lease cost was $10.5 million and $10.4 million for the three months ended March 31, 2022 and 2021, respectively, for costs related to subleasing activities.
(2)These amounts are primarily variable lease and nonlease costs that are not fixed at the lease commencement date or are dependent on something other than an index or a rate.
(3)The Company did not capitalize any operating lease costs during any of the periods presented.
(4)Amount excludes an impairment charge of lease related assets totaling $23.9 million, as discussed below.

The table below indicates where the discounted operating lease payments from the above table are classified in the accompanying Condensed Consolidated Balance Sheets (in thousands).

	March 31,	December 31,
Description:	2022	2021
Accounts payable and accrued liabilities	$90,836	$89,754
Operating lease liabilities	677,616	697,766
Total operating lease liabilities included in the Condensed Consolidated Balance Sheets	$768,452	$787,520

During the three months ended March 31, 2022, as a result and in consideration of the changing nature of the Company’s use of office space for its workforce and the impacts of the COVID-19 pandemic, the Company continued to evaluate its existing real estate lease portfolio. This evaluation included the decision to abandon a portion of one leased office space and the cease-use of certain other leased office spaces that the Company intends to sublease. In connection with this evaluation, the Company reviewed certain of its right-of-use assets and related other long-lived assets for impairment under ASC 360.

As a result of the evaluation, the Company recognized an impairment loss during the three months ended March 31, 2022 of $23.9 million, which is included as a component of Selling, general and administrative expenses in the accompanying

Condensed Consolidated Statements of Operations. The impairment loss recorded includes $17.7 million related to right-of-use assets and $6.2 million related to other long-lived assets, primarily leasehold improvements.

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

Note 15 — Subsequent Event

On April 28, 2022, the Company’s Board of Directors authorized incremental share repurchases of up to an additional $500.0 million of Gartner’s common stock. This authorization is in addition to the previously authorized repurchases of up to $3.3 billion, which as of the end of April 2022 had approximately $504.4 million remaining.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this Management’s Discussion and Analysis (“MD&A”) is to facilitate an understanding of significant factors influencing the quarterly operating results, financial condition and cash flows of Gartner, Inc. Additionally, the MD&A conveys our expectations of the potential impact of known trends, events or uncertainties that may impact future results. You should read this discussion in conjunction with our Condensed Consolidated Financial Statements and related notes included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”). Historical results and percentage relationships are not necessarily indicative of operating results for future periods. References to “Gartner,” the “Company,” “we,” “our” and “us” in this MD&A are to Gartner, Inc. and its consolidated subsidiaries.

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

We operate in a very competitive and rapidly changing environment that involves numerous known and unknown risks and uncertainties, some of which are beyond our control. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future quarterly and annual revenues, operating income, results of operations and cash flows, as well as any forward-looking statement, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in our forward-looking statements include, among others, the following: the impact of the COVID-19 pandemic and related disruptions on our business and on the global economy; the adequacy or effectiveness of steps we take to respond to the pandemic; our ability to recover potential claims under our event cancellation insurance; the timing of conferences and meetings, in particular our Gartner Symposium/Xpo series that normally occurs during the fourth quarter, as well as the timing of our return to in-person conferences and meetings and willingness of participants to attend; our ability to achieve and effectively manage growth, including our ability to integrate our acquisitions and consummate and integrate future acquisitions; our ability to pay our debt obligations; our ability to maintain and expand our products and services; our ability to expand or retain our customer base; our ability to grow or sustain revenue from individual customers; our ability to attract and retain a professional staff of research analysts and consultants as well as experienced sales personnel upon whom we are dependent, especially in light of recent labor shortages; our ability to achieve continued customer renewals and achieve new contract value, backlog and deferred revenue growth in light of competitive pressures; our ability to carry out our strategic initiatives and manage associated costs; our ability to successfully compete with existing competitors and potential new competitors; our ability to enforce and protect our intellectual property rights; additional risks associated with international operations, including foreign currency fluctuations; the impact on our business of the war in Ukraine and current and future sanctions imposed by governments or other authorities; the U.K.’s exit from the European Union and its impact on our results; the impact of restructuring and other charges on our businesses and operations; cybersecurity incidents; general economic conditions; changes in macroeconomic and market conditions and market volatility, including interest rates and the effect on the credit markets and access to capital; risks associated with the creditworthiness, budget cuts, and shutdown of governments and agencies; the impact of changes in tax policy and heightened scrutiny from various taxing authorities globally; uncertainty from the discontinuance of LIBOR and transition to any other interest rate benchmark; changes to laws and regulations; and other risks and uncertainties detailed in this Form 10-Q, our most recent Form 10-K and other filings we make with the SEC. The potential fluctuations in our operating income could cause period-to-period comparisons of operating results not to be meaningful and could provide an unreliable indication of future operating results. A description of the risk factors associated with our business is included under “Risk Factors” in Item 1A. of the 2021 Form 10-K, which is incorporated herein by reference.

Forward-looking statements are subject to risks, estimates and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those listed above or described under “Risk Factors” in Item 1A of the 2021 Form 10-K. Readers should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date hereof, and forward-looking statements in documents attached that are incorporated by reference speak only as of the date of those documents. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.

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

Recent Global Events

The invasion of Ukraine by Russia and the sanctions and other measures being imposed in response to this conflict have increased the level of economic and political uncertainty. In March 2022, we began winding down our business in Russia. Russia has not composed a material portion of our consolidated revenues, net income, net assets or workforce. We do not have a business in Ukraine. Other impacts due to this rapidly evolving situation are currently unknown and could subject our business to materially adverse consequences should the situation escalate or cause an expansion of economic disruption beyond its current scope to the rest of Europe, where a material portion of our business is carried out. A prolonged disruption may adversely affect our business operations, financial performance and results of operations.

COVID-19 Impact

As a result of the COVID-19 pandemic, we temporarily closed Gartner offices around the world and implemented significant travel restrictions. Although all Gartner offices have reopened, the vast majority of our employees have been working from home. In early 2022, we began to operate under a hybrid virtual-first working environment, meaning that most of our employees will have the option to work remotely at least some of the time, for the foreseeable future. As a result, in the fourth quarter of 2021 we evaluated our real estate footprint globally, and determined that certain of our leased locations are no longer necessary for our operations. This evaluation resulted in the impairment of right-of-use assets and other long-lived assets, net of a reduction in lease liabilities, of $49.5 million related to certain office locations we no longer intend to use. We continued our evaluation during the three months ended March 31, 2022, which resulted in an additional impairment charge of $23.9 million. We expect to continue to evaluate our real estate footprint globally. If we determine there is any additional excess property, there is no assurance that we will be able to sublease any such excess properties or that we will not incur costs in connection with such exit activities, which may be material. As of the date of this filing, we do not believe our hybrid virtual-first working arrangement has affected our internal controls over financial reporting.

Of the three business segments in which we operate, Research and Consulting have returned to growth levels that were in line with our growth prior to the pandemic. However, Conferences continues to be negatively impacted. We cancelled in-person conferences scheduled for 2020 beginning in late February/early March 2020 with the remainder being cancelled after the World Health Organization’s declaration of the COVID-19 pandemic later in March 2020. We began holding virtual conferences during the second half of 2020. We held 5 virtual conferences during the three months ended March 31, 2022 and expect to continue to deliver some conferences virtually during the remainder of the year. These virtual conferences have resulted in significantly less revenue and gross contribution than in-person conferences, but we believe they aid in client retention and engagement. We are planning to re-launch in-person destination conferences beginning in the second quarter of 2022 and expect to hold in-person destination conferences in future periods as conditions permit.

For cancelled conferences, our event cancellation insurance enables us to receive an amount up to expected revenues, plus incurred expenses minus saved expense. Our event cancellation insurance provides up to $170 million in coverage for 2020 with the right to reinstate that amount one time if those limits are utilized. The insurer has contested our right to reinstate limits. Gartner also has event cancellation insurance for 2021, covering events that were planned for 2021 but cancelled, of up to $150 million with the right to reinstate up to that amount one time if the initial limits are inadequate. The insurer has contested all coverage for events planned for 2021 but cancelled due to COVID-19. We are in litigation with the insurer on these issues. In 2021, we received $166.9 million of proceeds related to 2020 insurance claims, and recorded a gain of $152.3 million. The timing and ability to receive the remaining proceeds from 2020 and 2021 insurance claims is uncertain so we will not record any insurance claims in excess of expenses incurred related to the remaining claims until the receipt of the insurance proceeds is deemed to be realizable. Our insurance coverage for 2022 (and likely beyond) excludes cancellation due to communicable diseases.

In response to the pandemic’s impacts to our business, we implemented cost avoidance initiatives in the first half of 2020 including significant limitations on hiring and third-party spending, reductions to discretionary spending and elimination of non-essential travel and re-prioritization of capital expenditures. We began to restore certain investments in the business during the second half of 2020 and accelerated these investments in 2021 and the three months ended March 31, 2022. We expect these investments to increase in future periods, which may have a negative impact on operating margins.

BUSINESS MEASUREMENTS

We believe that the following business measurements are important performance indicators for our business segments:

BUSINESS SEGMENT	BUSINESS MEASUREMENT
Research
Contract value represents the dollar value attributable to all of our subscription-related contracts. It is calculated as the annualized value of all contracts in effect at a specific point in time, without regard to the duration of the contract. Contract value primarily includes Research deliverables for which revenue is recognized on a ratable basis, as well as other deliverables (primarily Conferences tickets) for which revenue is recognized when the deliverable is utilized. Comparing contract value year-over-year not only measures the short-term growth of our business, but also signals the long-term health of our Research subscription business since it measures revenue that is highly likely to recur over a multi-year period. Our contract value consists of Global Technology Sales contract value, which includes sales to users and providers of technology, and Global Business Sales contract value, which includes sales to all other functional leaders.

Client retention rate represents a measure of client satisfaction and renewed business relationships at a specific point in time. Client retention is calculated on a percentage basis by dividing our current clients, who were also clients a year ago, by all clients from a year ago. Client retention is calculated at an enterprise level, which represents a single company or customer.

Wallet retention rate represents a measure of the amount of contract value we have retained with clients over a twelve-month period. Wallet retention is calculated on a percentage basis by dividing the contract value of our current clients, who were also clients a year ago, by the contract value from a year ago, excluding the impact of foreign currency exchange. When wallet retention exceeds client retention, it is an indication of retention of higher-spending clients, or increased spending by retained clients, or both. Wallet retention is calculated at an enterprise level, which represents a single company or customer.

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

We had total revenues of $1.3 billion during the first quarter of 2022, an increase of 14% compared to the first quarter of 2021. During the first quarter of 2022 revenues for Research increased by 16% year-over-year, Conferences revenue decreased by $14.4 million, and Consulting revenues increased by 17%. For a more complete discussion of our results by segment, see Segment Results below.

For the first quarter of 2022 and 2021, we had net income of $172.5 million and $164.1 million, respectively, and diluted income per share of $2.08 and $1.84, respectively. Cash provided by operating activities was $167.8 million and $157.3 million during the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had $456.2 million of cash and cash equivalents and approximately $1.0 billion of available borrowing capacity on our revolving credit facility. For a more complete discussion of our cash flows and financial position, see the Liquidity and Capital Resources section below.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For information regarding our critical accounting policies and estimates, please refer to Part II, Item 7, “Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There have been no material changes to the critical accounting policies previously disclosed in that report.

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

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	Increase (Decrease)	Increase (Decrease) %
Total revenues	$1,262,740	$1,104,038	$158,702	14%
Costs and expenses:
Cost of services and product development	377,033	334,467	42,566	13
Selling, general and administrative	617,904	487,255	130,649	27
Depreciation	23,201	25,750	(2,549)	(10)
Amortization of intangibles	25,148	30,514	(5,366)	(18)
Acquisition and integration charges	2,207	640	1,567	245
Operating income	217,247	225,412	(8,165)	(4)
Interest expense, net	(31,394)	(26,149)	5,245	20
Other income, net	29,206	15,490	13,716	89
Less: Provision for income taxes	42,544	50,653	(8,109)	(16)
Net income	$172,515	$164,100	$8,415	5%

Total revenues for the three months ended March 31, 2022 were $1.3 billion, an increase of $158.7 million, or 14% compared to the same period in 2021 on a reported basis and 16% excluding the foreign currency impact. Refer to the section of this MD&A below entitled “Segment Results” for a discussion of revenues and results by segment.

Cost of services and product development was $377.0 million during the three months ended March 31, 2022, an increase of $42.6 million compared to the same period in 2021, or 13% on a reported basis and 14% excluding the foreign currency impact. The increase in Cost of services and product development was primarily due to increased compensation costs, research program expenses and conference related expenses. Cost of services and product development as a percent of revenues was 30% during both periods.

Selling, general and administrative (“SG&A”) expense was $617.9 million during the three months ended March 31, 2022, an increase of $130.6 million compared to the same period in 2021, or 27% on a reported basis and 29% excluding the foreign currency impact. The increase in SG&A expense was primarily due to higher personnel costs in the current year, specifically commission expense, following strong contract value growth in 2021, which gets amortized as the related revenue is recognized, and salary expense due to increased headcount. The increase in SG&A during the three months ended March 31, 2022, as compared to the prior fiscal year, was also due to charges associated with the impairment of right-of-use assets and other long-lived assets of $23.9 million related to certain office locations we no longer intend to use. The number of quota-bearing sales associates in Global Technology Sales increased by 0.6% to 3,009 and in Global Business Sales increased by 15.1% to 998 compared to March 31, 2021. On a combined basis, the total number of quota-bearing sales associates increased by 3.8% when compared to March 31, 2021. SG&A expense as a percent of revenues was 49% and 44% during the three months ended March 31, 2022 and 2021, respectively.

Depreciation decreased by 10% during the three months ended March 31, 2022, compared to the same period in 2021. The decrease for the three months ended March 31, 2022 was primarily due to a reduction in leasehold improvements deprecation as a result of the impairment losses recorded in the fourth quarter of 2021.

Amortization of intangibles decreased by 18% during the three months ended March 31, 2022 compared to the same periods in 2021 due to certain intangible assets that became fully amortized in 2021.

Acquisition and integration charges increased by $1.6 million during the three months ended March 31, 2022 compared to the same period in 2021.

Operating income was $217.2 million and $225.4 million during the three months ended March 31, 2022 and 2021, respectively. The decrease in operating income was primarily due to increased selling, general and administrative expenses.

Interest expense, net increased by $5.2 million during the three months ended March 31, 2022, compared to the same period in 2021. The increase was primarily due to an increase in outstanding debt, as a result of the issuance of the 2029 Notes in June 2021.

Other income, net for the periods presented herein included the net impact of foreign currency gains and losses from our hedging activities. During 2022, Other income, net also included a $29.9 million gain on de-designated interest rate swaps.

The provision for income taxes for the three months ended March 31, 2022 and 2021 was $42.5 million and $50.7 million, respectively. The effective income tax rate was 19.8% and 23.6% for the three months ended March 31, 2022 and 2021, respectively. The year-over-year decrease in the effective income tax rate was primarily due to the relative impact of tax benefits from stock-based compensation.

Net income for the three months ended March 31, 2022 and 2021 was $172.5 million and $164.1 million, respectively. Our diluted net income per share during the three months ended March 31, 2022 increased by $0.24 compared to the same period in 2021. The increase in net income during the three months ended March 31, 2022 was primarily the result of increased revenues, and the gain from de-designated interest rate swaps, partially offset by an increase in operating expenses.

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

Reportable Segments

The sections below present the results of the Company’s three reportable business segments: Research, Conferences and Consulting.

Research

	As Of And For The Three Months Ended March 31, 2022	As Of And For The Three Months Ended March 31, 2021	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$1,136,380	$979,732	$156,648	16%
Gross contribution (1)	$849,379	$724,372	$125,007	17%
Gross contribution margin	75%	74%	1 point	—
Business Measurements:
Global Technology Sales (2):
Contract value (1), (3)	$3,346,000	$2,927,000	$419,000	14%
Client retention	86%	83%	3 points	—
Wallet retention	107%	98%	9 points	—
Global Business Sales (2):
Contract value (1), (3)	$899,000	$723,000	$176,000	24%
Client retention	87%	84%	3 points	—
Wallet retention	115%	105%	10 points	—

(1)Dollars in thousands.
(2)Global Technology Sales includes sales to users and providers of technology. Global Business Sales includes sales to all other functional leaders.
(3)Contract values are on a foreign exchange neutral basis. Contract values as of March 31, 2021 have been calculated using the same foreign currency rates as 2022.

Research revenues increased by $156.6 million during the three months ended March 31, 2022 compared to the same period in 2021, or 16% on a reported basis and 18% excluding the foreign currency impact. The segment gross contribution margin was 75% and 74% during the three months ended March 31, 2022 and 2021, respectively. The increase in revenues during 2022 was primarily due to the same factors driving the trend in our Research contract value, which are discussed below. The increase in margin of 1 point for the three months ended March 31, 2022 compared to the same prior year period was primarily due to the increase in revenue.

Contract value increased to $4.2 billion at March 31, 2022, or 16% compared to March 31, 2021 on a foreign currency neutral basis. Global Technology Sales (“GTS”) contract value increased by 14% at March 31, 2022 when compared to March 31, 2021. The increase in GTS contract value was primarily due to new business from new and existing clients, as well as improved client retention. GTS contract value increased by double-digits for all enterprise sizes and over half of all sectors. Global Business Sales (“GBS”) contract value increased by 24% year-over-year, also primarily driven by new business from new and existing clients, and improved client retention. All of our GBS practices achieved double-digit growth rates, with the majority growing more than 20% year-over-year.

GTS client retention was 86% and 83% as of March 31, 2022 and 2021, respectively, while wallet retention was 107% and 98%, respectively. GBS client retention was 87% and 84% as of March 31, 2022 and 2021, respectively, while wallet retention was 115% and 105%, respectively. The increase in GTS and GBS wallet retention was largely due to increased spending by existing clients, as well as improved client retention of larger clients. The number of GTS client enterprises increased by 6.3% when compared to prior year, while GBS client enterprises increased by 4.3% at March 31, 2022 when compared to March 31, 2021.

Conferences

	As Of And For The Three Months Ended March 31, 2022	As Of And For The Three Months Ended March 31, 2021	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$10,354	$24,802	$(14,448)	(58)%
Gross contribution (1)	$(2,876)	$13,896	$(16,772)	(121)%
Gross contribution margin	(28)%	56%	(84) points	—
Business Measurements:
Number of destination conferences (2)	5	5	—	—%
Number of destination conferences attendees (2)	3,904	5,382	(1,478)	(27)%

(1)Dollars in thousands.
(2)Includes both virtual and in-person conferences. Single day, local meetings are excluded.

We held 5 virtual conferences during each of the three months ended March 31, 2022 and 2021. We expect to continue to deliver some conferences virtually during the remainder of the year, but are planning to re-launch in-person destination conferences beginning in the second quarter of 2022 and expect to hold in-person destination conferences in future periods as conditions permit. Conferences revenues decreased by $14.4 million during the three months ended March 31, 2022 compared to the same period in 2021. The decrease in revenues was primarily due to the use of ticket entitlements during the three months ended March 31, 2021 which we extended from 2020 due to the pandemic. Gross contribution decreased to a loss of $2.9 million during the three months ended March 31, 2022 compared to $13.9 million in income in the same period last year.

Consulting

	As Of And For The Three Months Ended March 31, 2022	As Of And For The Three Months Ended March 31, 2021	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$116,006	$99,504	$16,502	17%
Gross contribution (1)	$51,012	$39,098	$11,914	30%
Gross contribution margin	44%	39%	5 points	—
Business Measurements:
Backlog (1), (2)	$146,800	$112,700	$34,100	30%
Billable headcount	780	744	36	5%
Consultant utilization	72%	68%	4 points	—

(1)Dollars in thousands.
(2)Backlog is on a foreign exchange neutral basis. Backlog as of March 31, 2021 has been calculated using the same foreign currency rates as 2022. We changed our method of calculating backlog beginning in 2022 to include multi-year contracts.

Consulting revenues increased by 17% during the three months ended March 31, 2022 compared to the same period in 2021 on a reported basis and 20% excluding the foreign currency impact, with a revenue increase in labor-based consulting of 14% and an increase in contract optimization of 29%, each on a reported basis. Contract optimization revenue may vary significantly and, as such, revenues for the first quarter of 2022 may not be indicative of results for the remainder of 2022 or beyond. The segment gross contribution margin was 44% and 39% for the three months ended March 31, 2022 and 2021, respectively. The increase in gross contribution margin during the first quarter of 2022 was primarily due to the increase in revenue.

Backlog increased by $34.1 million, or 30%, from March 31, 2021 to March 31, 2022 on a foreign currency neutral basis. The change in our method of calculating backlog noted above contributed approximately seven percentage points to the backlog growth rate.

LIQUIDITY AND CAPITAL RESOURCES

We finance our operations through cash generated from our operating activities and borrowings. Note 8 — Debt in the Notes to Condensed Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations. At March 31, 2022, we had $456.2 million of cash and cash equivalents and approximately $1.0 billion of available borrowing capacity on the revolving credit facility under our 2020 Credit Agreement. We believe that the Company has adequate liquidity to meet its currently anticipated needs for both the next twelve months and the foreseeable future.

We have historically generated significant cash flows from our operating activities, benefiting from the favorable working capital dynamics of our subscription-based business model in our Research segment, which is our largest business segment and historically has constituted a significant portion of our total revenues. The majority of our Research customer contracts are paid in advance and, combined with a strong customer retention rate and high incremental margins, has resulted in continuously strong operating cash flow. Cash flow generation has also benefited from our ongoing efforts to improve the operating efficiencies of our businesses as well as a focus on the optimal management of our working capital as we increase sales.

Our cash and cash equivalents are held in numerous locations throughout the world with 56% held overseas at March 31, 2022. We intend to reinvest substantially all of our accumulated undistributed foreign earnings, except in instances where repatriation would result in minimal additional tax. As a result of the U.S. Tax Cuts and Jobs Act of 2017, we believe that the income tax impact if such earnings were repatriated would be minimal.

The table below summarizes the changes in the Company’s cash balances for the periods indicated (in thousands).

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	Increase (Decrease)
Cash provided by operating activities	$167,785	$157,298	$10,487
Cash used in investing activities	(17,293)	(12,521)	(4,772)
Cash used in financing activities	(445,452)	(403,220)	(42,232)
Net decrease in cash and cash equivalents and restricted cash	(294,960)	(258,443)	(36,517)
Effects of exchange rates	(5,358)	(8,145)	2,787
Beginning cash and cash equivalents and restricted cash	760,602	712,583	48,019
Ending cash and cash equivalents and restricted cash	$460,284	$445,995	$14,289

Operating

Cash provided by operating activities was $167.8 million and $157.3 million during the three months ended March 31, 2022 and 2021, respectively. The year-over-year increase was primarily due to an increase in deferred revenues resulting from increased bookings in Research, partially offset by higher commission and interest payments.

Investing

Cash used in investing activities was $17.3 million and $12.5 million during the three months ended March 31, 2022 and 2021, respectively. The cash used in both periods was for capital expenditures. The increase from 2021 to 2022 was the result of an increase in capitalized software additions.

Financing

Cash used in financing activities was $445.5 million and $403.2 million during the three months ended March 31, 2022 and 2021, respectively. During the 2022 period, we paid a net $1.3 million in debt principal repayments and used $451.1 million of cash for share repurchases. During the 2021 period, we repaid a net $5.0 million on our revolving credit facility under the 2020 Credit Agreement, paid a net $5.1 million in debt principal repayments and used $398.5 million of cash for share repurchases.

Debt

As of March 31, 2022, the Company had $2.5 billion of principal amount of debt outstanding, of which $4.6 million is to be repaid in the remainder of fiscal year 2022. Note 8 — Debt in the Notes to Condensed Consolidated Financial Statements

provides additional information regarding the Company’s outstanding debt obligations. From time to time, the Company may seek to retire or repurchase its outstanding debt through various methods including open market repurchases, negotiated block transactions, or otherwise, all or some of which may be effected through Rule 10b5-1 plans. Such transactions, if any, depend on prevailing market conditions, our liquidity and capital requirements, contractual restrictions, and other factors, and may involve material amounts.

OFF BALANCE SHEET ARRANGEMENTS

From January 1, 2022 through March 31, 2022, the Company has not entered into any material off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

As of March 31, 2022, the Company had $2.5 billion in total debt principal outstanding. Note 8 — Debt in the Notes to Condensed Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations.

Approximately $0.3 billion of the Company’s total debt outstanding as of March 31, 2022 was based on a floating base rate of interest, which potentially exposes the Company to increases in interest rates. However, we reduce our overall exposure to interest rate increases through our interest rate swap contracts, which effectively convert the floating base interest rates on all of our variable rate borrowings to fixed rates.

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

Translation risk arises as our foreign currency assets and liabilities are translated into U.S. dollars because the functional currencies of our foreign operations are generally denominated in the local currency. Adjustments resulting from the translation of these assets and liabilities are deferred and recorded as a component of stockholders’ equity. A measure of the potential impact of foreign currency translation can be determined through a sensitivity analysis of our cash and cash equivalents. At March 31, 2022, we had $456.2 million of cash and cash equivalents, with a substantial portion denominated in foreign currencies. If the exchange rates of the foreign currencies we hold all changed in comparison to the U.S. dollar by 10%, the amount of cash and cash equivalents we would have reported on March 31, 2022 could have increased or decreased by approximately $31.5 million. The translation of our foreign currency revenues and expenses historically has not had a material impact on our consolidated earnings because movements in and among the major currencies in which we operate tend to impact our revenues and expenses fairly equally. However, our earnings could be impacted during periods of significant exchange rate volatility, or when some or all of the major currencies in which we operate move in the same direction against the U.S. dollar.

Transaction risk arises when we enter into a transaction that is denominated in a currency that may differ from the local functional currency. As these transactions are translated into the local functional currency, a gain or loss may result, which is recorded in current period earnings. We typically enter into foreign currency forward exchange contracts to mitigate the effects of some of this foreign currency transaction risk. Our outstanding foreign currency forward exchange contracts as of March 31, 2022 had an immaterial net unrealized loss.

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

Management conducted an evaluation, as of March 31, 2022, of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed under the Exchange Act.

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

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

In May 2015, the Company’s Board of Directors (the “Board”) authorized a share repurchase program to repurchase up to $1.2 billion of the Company’s common stock. The Board authorized incremental share repurchases of up to an additional $1.6 billion, $0.5 billion and another $0.5 billion of the Company’s common stock during 2021, February 2022 and April 2022, respectively. The Company may repurchase its common stock from time-to-time in amounts, at prices and in the manner that the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended), accelerated share repurchases, private transactions or other transactions and will be funded by cash on hand and borrowings. Repurchases may also be made from time-to-time in connection with the settlement of the Company’s stock-based compensation awards. The table below summarizes the repurchases of our common stock during the three months ended March 31, 2022.

Period	Total Number of Shares Purchased (#)	Average Price Paid Per Share ($)	Total Number of Shares Purchased Under Announced Programs (#)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2022 to January 31, 2022	231,039	$278.41	230,883	$526,697
February 1, 2022 to February 28, 2022	565,572	289.32	397,688	912,691
March 1, 2022 to March 31, 2022	831,098	282.96	830,280	$677,752
Total for the quarter (1)	1,627,709	$284.53	1,458,851

(1)The repurchased shares during the three months ended March 31, 2022 included purchases for both the settlement of stock-based compensation awards and open market purchases.

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

Gartner, Inc.

Date:	May 3, 2022	/s/ Craig W. Safian
Craig W. Safian
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)