Form 10-Q
period 2022-09-30
GARTNER INC
filed 2022-11-01
CIK 749251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 28, 2022, 79,024,380 shares of the registrant’s common shares were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited; in thousands, except share data)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$528,687	$756,493
Fees receivable, net of allowances of $7,500 and $6,500, respectively	1,047,140	1,365,180
Deferred commissions	269,310	380,569
Prepaid expenses and other current assets	135,118	117,838
Total current assets	1,980,255	2,620,080
Property, equipment and leasehold improvements, net	256,176	273,562
Operating lease right-of-use assets	460,910	548,258
Goodwill	2,936,140	2,951,317
Intangible assets, net	603,833	714,418
Other assets	288,640	308,689
Total Assets	$6,525,954	$7,416,324
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable and accrued liabilities	$848,910	$1,134,814
Deferred revenues	2,229,648	2,238,035
Current portion of long-term debt	7,335	5,931
Total current liabilities	3,085,893	3,378,780
Long-term debt, net of deferred financing fees	2,454,853	2,456,833
Operating lease liabilities	614,442	697,766
Other liabilities	435,692	511,887
Total Liabilities	6,590,880	7,045,266
Stockholders’ (Deficit) Equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0005 par value, 250,000,000 shares authorized; 163,602,067 shares issued for both periods	82	82
Additional paid-in capital	2,161,940	2,074,896
Accumulated other comprehensive loss, net	(130,548)	(81,431)
Accumulated earnings	3,600,012	3,049,027
Treasury stock, at cost, 84,433,523 and 81,205,504 common shares, respectively	(5,696,412)	(4,671,516)
Total Stockholders’ (Deficit) Equity	(64,926)	371,058
Total Liabilities and Stockholders’ (Deficit) Equity	$6,525,954	$7,416,324

See the accompanying notes to Condensed Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Research	$1,147,823	$1,037,124	$3,426,532	$3,020,094
Conferences	77,031	24,415	200,910	107,396
Consulting	107,014	94,743	343,687	300,149
Total revenues	1,331,868	1,156,282	3,971,129	3,427,639
Costs and expenses:
Cost of services and product development	416,837	359,237	1,218,405	1,044,506
Selling, general and administrative	613,031	512,573	1,835,846	1,488,324
Depreciation	22,882	25,371	68,993	76,972
Amortization of intangibles	24,369	27,109	74,271	83,777
Acquisition and integration charges	1,331	1,771	5,827	3,713
Total costs and expenses	1,078,450	926,061	3,203,342	2,697,292
Operating income	253,418	230,221	767,787	730,347
Interest expense, net	(30,286)	(31,599)	(91,399)	(85,138)
Gain on event cancellation insurance claims	—	—	—	135,545
Other income, net	8,930	211	46,684	12,019
Income before income taxes	232,062	198,833	723,072	792,773
Provision for income taxes	58,517	49,968	172,087	208,572
Net income	$173,545	$148,865	$550,985	$584,201

Net income per share:
Basic	$2.19	$1.78	$6.84	$6.80
Diluted	$2.17	$1.76	$6.77	$6.72
Weighted average shares outstanding:
Basic	79,259	83,566	80,516	85,877
Diluted	80,059	84,766	81,373	86,925

See the accompanying notes to Condensed Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited; in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$173,545	$148,865	$550,985	$584,201
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(29,961)	(6,488)	(62,190)	(1,172)
Interest rate swaps – net change in deferred gain or loss	3,886	5,529	13,125	16,256
Pension plans – net change in deferred actuarial loss	43	100	(52)	307
Other comprehensive (loss) income, net of tax	(26,032)	(859)	(49,117)	15,391
Comprehensive income	$147,513	$148,006	$501,868	$599,592

See the accompanying notes to Condensed Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity
(Unaudited; in thousands)

Three and Nine Months Ended September 30, 2022
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Accumulated Earnings	Treasury Stock	Total
Balance at December 31, 2021	$82	$2,074,896	$(81,431)	$3,049,027	$(4,671,516)	$371,058
Net income	—	—	—	172,515	—	172,515
Other comprehensive loss	—	—	(1,380)	—	—	(1,380)
Issuances under stock plans	—	579	—	—	6,385	6,964
Common share repurchases	—	—	—	—	(463,125)	(463,125)
Stock-based compensation expense	—	32,121	—	—	—	32,121
Balance at March 31, 2022	$82	$2,107,596	$(82,811)	$3,221,542	$(5,128,256)	$118,153
Net income	—	—	—	204,925	—	204,925
Other comprehensive loss	—	—	(21,705)	—	—	(21,705)
Issuances under stock plans	—	4,634	—	—	427	5,061
Common share repurchases	—	—	—	—	(473,755)	(473,755)
Stock-based compensation expense	—	24,454	—	—	—	24,454
Balance at June 30, 2022	$82	$2,136,684	$(104,516)	$3,426,467	$(5,601,584)	$(142,867)
Net income	—	—	—	173,545	—	173,545
Other comprehensive loss	—	—	(26,032)	—	—	(26,032)
Issuances under stock plans	—	4,288	—	—	706	4,994
Common share repurchases	—	—	—	—	(95,534)	(95,534)
Stock-based compensation expense	—	20,968	—	—	—	20,968
Balance at September 30, 2022	$82	$2,161,940	$(130,548)	$3,600,012	$(5,696,412)	$(64,926)

Three and Nine Months Ended September 30, 2021
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Accumulated Earnings	Treasury Stock	Total
Balance at December 31, 2020	$82	$1,968,930	$(99,228)	$2,255,467	$(3,034,823)	$1,090,428
Net income	—	—	—	164,100	—	164,100
Other comprehensive income	—	—	6,050	—	—	6,050
Issuances under stock plans	—	(1,543)	—	—	6,923	5,380
Common share repurchases	—	—	—	—	(410,450)	(410,450)
Stock-based compensation expense	—	36,086	—	—	—	36,086
Balance at March 31, 2021	$82	$2,003,473	$(93,178)	$2,419,567	$(3,438,350)	$891,594
Net income	—	—	—	271,236	—	271,236
Other comprehensive income	—	—	10,200	—	—	10,200
Issuances under stock plans	—	2,063	—	—	2,017	4,080
Common share repurchases	—	—	—	—	(675,662)	(675,662)
Stock-based compensation expense	—	26,190	—	—	—	26,190
Balance at June 30, 2021	$82	$2,031,726	$(82,978)	$2,690,803	$(4,111,995)	$527,638
Net income	—	—	—	148,865	—	148,865
Other comprehensive loss	—	—	(859)	—	—	(859)
Issuances under stock plans	—	3,411	—	—	720	4,131
Common share repurchases	—	—	—	—	(364,694)	(364,694)
Stock-based compensation expense	—	19,426	—	—	—	19,426
Balance at September 30, 2021	$82	$2,054,563	$(83,837)	$2,839,668	$(4,475,969)	$334,507

See the accompanying notes to Condensed Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Nine Months Ended
	September 30,
	2022	2021
Operating activities:
Net income	$550,985	$584,201
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	143,264	160,749
Stock-based compensation expense	77,543	81,702
Deferred taxes	2,476	449
Loss on impairment of lease related assets	37,546	—
Reduction in the carrying amount of operating lease right-of-use assets	52,686	56,162
Amortization and write-off of deferred financing fees	3,420	3,036
Gain on de-designated swaps	(51,745)	(12,149)
Changes in assets and liabilities:
Fees receivable, net	258,543	257,541
Deferred commissions	96,841	6,783
Prepaid expenses and other current assets	(19,936)	(18,418)
Other assets	6,371	(23,979)
Deferred revenues	92,527	103,565
Accounts payable and accrued and other liabilities	(352,208)	(121,958)
Cash provided by operating activities	898,313	1,077,684
Investing activities:
Additions to property, equipment and leasehold improvements	(70,461)	(38,670)
Acquisitions - cash paid (net of cash acquired)	(4,109)	(23,030)
Cash used in investing activities	(74,570)	(61,700)
Financing activities:
Proceeds from employee stock purchase plan	16,980	13,527
Proceeds from borrowings	—	600,000
Payments of deferred financing fees	—	(7,320)
Payments on revolving credit facility	—	(5,000)
Payments on borrowings	(3,996)	(106,585)
Purchases of treasury stock	(1,026,414)	(1,438,808)
Cash used in financing activities	(1,013,430)	(944,186)
Net (decrease) increase in cash and cash equivalents and restricted cash	(189,687)	71,798
Effects of exchange rates on cash and cash equivalents	(42,228)	(14,651)
Cash and cash equivalents and restricted cash, beginning of period	760,602	712,583
Cash and cash equivalents and restricted cash, end of period	$528,687	$769,730

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

The fiscal year of Gartner is the twelve-month period from January 1 through December 31. In the opinion of management, all normal recurring accruals and adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented herein have been included. The results of operations for the three and nine months ended September 30, 2022 may not be indicative of the results of operations for the remainder of 2022 or beyond. When used in these notes, the terms “Gartner,” the “Company,” “we,” “us,” or “our” refer to Gartner, Inc. and its consolidated subsidiaries.

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

	September 30,	December 31,
	2022	2021
Cash and cash equivalents	$528,687	$756,493
Restricted cash classified in (1):
Prepaid expenses and other current assets	—	4,109
Cash and cash equivalents and restricted cash	$528,687	$760,602

(1)Restricted cash consisted of an escrow account established in connection with the Company’s 2021 business acquisition. Generally, such cash is restricted to use due to provisions contained in the underlying stock or asset purchase agreement. During the three months ended September 30, 2022, the Company paid $4.1 million of restricted cash for deferred consideration related to a 2021 acquisition. Note 2 - Acquisition provides additional information regarding the 2021 acquisition.

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

Adoption of new accounting standards. The Company adopted the accounting standard described below during the nine months ended September 30, 2022.

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

During 2021, the Company paid $22.9 million in cash for Pulse after considering the cash acquired with the business, amounts held in escrow and certain other purchase price adjustments. During the three months ended September 30, 2022, the Company paid $4.1 million of deferred consideration held in escrow. In addition to the purchase price, the Company may also be required to pay up to $4.5 million in cash based on the continuing employment of certain key employees. Such amounts are recognized as compensation expense over three years post-acquisition and reported in Acquisition and integration charges in the Condensed Consolidated Statements of Operations.

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

The Company’s most recent annual impairment test of goodwill was a qualitative analysis conducted during the quarter ended September 30, 2022 that indicated no impairment. Subsequent to completing the 2022 annual impairment test, there were no events or changes in circumstances noted that required an interim impairment test.

The table below presents changes to the carrying amount of goodwill by segment during the nine months ended September 30, 2022 (in thousands).

	Research	Conferences	Consulting	Total
Balance at December 31, 2021 (1)	$2,670,934	$184,021	$96,362	$2,951,317
Foreign currency translation impact	(12,751)	(148)	(2,278)	(15,177)
Balance at September 30, 2022 (1)	$2,658,183	$183,873	$94,084	$2,936,140

(1)The Company does not have any accumulated goodwill impairment losses.

Finite-Lived Intangible Assets

The tables below present reconciliations of the carrying amounts of the Company’s finite-lived intangible assets as of the dates indicated (in thousands).

September 30, 2022	Customer Relationships	Technology-related	Other	Total
Gross cost at December 31, 2021	$1,096,358	$61,216	$10,436	$1,168,010
Foreign currency translation impact	(60,366)	(888)	—	(61,254)
Gross cost	1,035,992	60,328	10,436	1,106,756
Accumulated amortization (1)	(454,382)	(43,189)	(5,352)	(502,923)
Balance at September 30, 2022	$581,610	$17,139	$5,084	$603,833

December 31, 2021	Customer Relationships	Technology-related	Other	Total
Gross cost	$1,096,358	$61,216	$10,436	$1,168,010
Accumulated amortization (1)	(413,266)	(35,727)	(4,599)	(453,592)
Balance at December 31, 2021	$683,092	$25,489	$5,837	$714,418

(1) Finite-lived intangible assets are amortized using the straight-line method over the following periods: Customer relationships—6 to 13 years; Technology-related—3 to 7 years; and Other—4 to 11 years.

Amortization expense related to finite-lived intangible assets was $24.4 million and $27.1 million during the three months ended September 30, 2022 and 2021, respectively, and $74.3 million and $83.8 million during the nine months ended September 30, 2022 and 2021, respectively. The estimated future amortization expense by year for finite-lived intangible assets is presented in the table below (in thousands).

2022 (remaining three months)	$23,979
2023	95,901
2024	88,802
2025	78,302
2026	75,628
Thereafter	241,221
$603,833

Note 4 — Revenue and Related Matters

Disaggregated Revenue — The Company’s disaggregated revenue by reportable segment is presented in the tables below for the periods indicated (in thousands).

By Primary Geographic Market (1)

Three Months Ended September 30, 2022
Primary Geographic Market	Research	Conferences	Consulting	Total
United States and Canada	$771,534	$44,499	$67,194	$883,227
Europe, Middle East and Africa	245,093	18,034	26,644	289,771
Other International	131,196	14,498	13,176	158,870
Total revenues	$1,147,823	$77,031	$107,014	$1,331,868

Three Months Ended September 30, 2021
Primary Geographic Market	Research	Conferences	Consulting	Total
United States and Canada	$671,517	$14,171	$56,715	$742,403
Europe, Middle East and Africa	242,273	7,975	26,707	276,955
Other International	123,334	2,269	11,321	136,924
Total revenues	$1,037,124	$24,415	$94,743	$1,156,282

Nine Months Ended September 30, 2022
Primary Geographic Market	Research	Conferences	Consulting	Total
United States and Canada	$2,264,733	$139,418	$208,799	$2,612,950
Europe, Middle East and Africa	763,639	40,308	93,135	897,082
Other International	398,160	21,184	41,753	461,097
Total revenues	$3,426,532	$200,910	$343,687	$3,971,129

Nine Months Ended September 30, 2021
Primary Geographic Market	Research	Conferences	Consulting	Total
United States and Canada	$1,949,282	$74,098	$173,806	$2,197,186
Europe, Middle East and Africa	709,230	25,156	92,528	826,914
Other International	361,582	8,142	33,815	403,539
Total revenues	$3,020,094	$107,396	$300,149	$3,427,639

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

By Timing of Revenue Recognition

Three Months Ended September 30, 2022
Timing of Revenue Recognition	Research	Conferences	Consulting	Total
Transferred over time (1)	$1,045,425	$—	$90,316	$1,135,741
Transferred at a point in time (2)	102,398	77,031	16,698	196,127
Total revenues	$1,147,823	$77,031	$107,014	$1,331,868

Three Months Ended September 30, 2021
Timing of Revenue Recognition	Research	Conferences	Consulting	Total
Transferred over time (1)	$944,206	$—	$77,538	$1,021,744
Transferred at a point in time (2)	92,918	24,415	17,205	134,538
Total revenues	$1,037,124	$24,415	$94,743	$1,156,282

Nine Months Ended September 30, 2022
Timing of Revenue Recognition	Research	Conferences	Consulting	Total
Transferred over time (1)	$3,109,099	$—	$281,953	$3,391,052
Transferred at a point in time (2)	317,433	200,910	61,734	580,077
Total revenues	$3,426,532	$200,910	$343,687	$3,971,129

Nine Months Ended September 30, 2021
Timing of Revenue Recognition	Research	Conferences	Consulting	Total
Transferred over time (1)	$2,755,047	$—	$247,869	$3,002,916
Transferred at a point in time (2)	265,047	107,396	52,280	424,723
Total revenues	$3,020,094	$107,396	$300,149	$3,427,639

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

Performance Obligations — For customer contracts that are greater than one year in duration, the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied (or partially unsatisfied) as of September 30, 2022 was approximately $4.9 billion. The Company expects to recognize $0.8 billion, $2.6 billion and $1.5 billion of this revenue (most of which pertains to Research) during the remainder of 2022, the year ending December 31, 2023 and thereafter, respectively. The Company applies a practical expedient that is permitted under ASC Topic 606 and, accordingly, it does not disclose such performance obligation information for customer contracts that have original durations of one year or less. The Company’s performance obligations for contracts meeting this ASC Topic 606 disclosure exclusion primarily include: (i) stand-ready services under Research subscription contracts; (ii) holding conferences and meetings where attendees and exhibitors can participate; and (iii) providing customized Consulting solutions for clients under fixed fee and time and materials engagements. The remaining duration of these performance obligations is generally less than one year, which aligns with the period that the parties have enforceable rights and obligations under the affected contracts.

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

	September 30,	December 31,
	2022	2021
Assets:
Fees receivable, gross (1)	$1,054,640	$1,371,680
Contract assets recorded in Prepaid expenses and other current assets (2)	$23,474	$20,054
Contract liabilities:
Deferred revenues (current liability) (3)	$2,229,648	$2,238,035
Non-current deferred revenues recorded in Other liabilities (3)	31,049	48,176
Total contract liabilities	$2,260,697	$2,286,211

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

The Company recognized revenue of $931.6 million and $818.4 million during the three months ended September 30, 2022 and 2021, respectively, and $1.8 billion and $1.5 billion during the nine months ended September 30, 2022 and 2021, respectively, that was attributable to deferred revenues that were recorded at the beginning of each such period. Those amounts primarily consisted of Research revenues that were recognized ratably as control of the goods or services passed to the customer during the reporting periods. During each of the three and nine months ended September 30, 2022 and 2021, the Company did not record any material impairments related to its contract assets.

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

The table below sets forth the calculation of basic and diluted income per share for the periods indicated (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator:
Net income used for calculating basic and diluted income per share	$173,545	$148,865	$550,985	$584,201
Denominator:
Weighted average common shares used in the calculation of basic income per share	79,259	83,566	80,516	85,877
Dilutive effect of outstanding awards associated with stock-based compensation plans (1)	800	1,200	857	1,048
Shares used in the calculation of diluted income per share	80,059	84,766	81,373	86,925
Basic income per share	$2.19	$1.78	$6.84	$6.80
Diluted income per share	$2.17	$1.76	$6.77	$6.72

(1)Certain outstanding awards associated with stock-based compensation plans were not included in the computation of diluted income per share because the effect would have been anti-dilutive. These anti-dilutive outstanding awards associated with stock-based compensation plans totaled approximately 0.1 million for both of the three and nine months ended September 30, 2022. For both of the three and nine months ended September 30, 2021, the number of anti-dilutive shares was de minimis.

Note 6 — Stock-Based Compensation

The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company currently awards stock-settled stock appreciation rights, service-based and performance-based restricted stock units, and common stock equivalents. As of September 30, 2022, the Company had 3.9 million shares of its common stock, par value $0.0005 per share, (the “Common Stock”) available for stock-based compensation awards under its current Long-Term Incentive Plan as amended and restated in January 2019 (the “Plan”).

The tables below summarize the Company’s stock-based compensation expense by award type and expense category line item during the periods indicated (in millions).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Award type	2022	2021	2022	2021
Stock appreciation rights	$2.2	$2.1	$6.6	$6.1
Restricted stock units (2)	18.6	17.1	70.4	75.0
Common stock equivalents	0.2	0.2	0.6	0.6
Total (1)	$21.0	$19.4	$77.6	$81.7

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Expense category line item	2022	2021	2022	2021
Cost of services and product development	$7.6	$6.9	$27.0	$28.6
Selling, general and administrative	13.4	12.5	50.6	53.1
Total (1) (2)	$21.0	$19.4	$77.6	$81.7

(1)Includes costs of $5.4 million and $5.5 million during the three months ended September 30, 2022 and 2021, respectively, and $32.7 million and $38.3 million during the nine months ended September 30, 2022 and 2021, respectively, for awards to retirement-eligible employees. Those awards vest on an accelerated basis.
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

The tables below present information about the Company’s reportable segments for the periods indicated (in thousands).

Three Months Ended September 30, 2022	Research	Conferences	Consulting	Consolidated
Revenues	$1,147,823	$77,031	$107,014	$1,331,868
Gross contribution	848,438	40,318	37,213	925,969
Corporate and other expenses				(672,551)
Operating income				$253,418

Three Months Ended September 30, 2021	Research	Conferences	Consulting	Consolidated
Revenues	$1,037,124	$24,415	$94,743	$1,156,282
Gross contribution	769,091	11,456	30,972	811,519
Corporate and other expenses				(581,298)
Operating income				$230,221

Nine Months Ended September 30, 2022	Research	Conferences	Consulting	Consolidated
Revenues	$3,426,532	$200,910	$343,687	$3,971,129
Gross contribution	2,541,782	110,968	138,448	2,791,198
Corporate and other expenses				(2,023,411)
Operating income				$767,787

Nine Months Ended September 30, 2021	Research	Conferences	Consulting	Consolidated
Revenues	$3,020,094	$107,396	$300,149	$3,427,639
Gross contribution	2,235,594	67,954	112,840	2,416,388
Corporate and other expenses				(1,686,041)
Operating income				$730,347

The table below provides a reconciliation of total segment gross contribution to net income for the periods indicated (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Total segment gross contribution	$925,969	$811,519	$2,791,198	$2,416,388
Costs and expenses:
Cost of services and product development - unallocated (1)	10,938	14,474	38,474	33,255
Selling, general and administrative	613,031	512,573	1,835,846	1,488,324
Depreciation and amortization	47,251	52,480	143,264	160,749
Acquisition and integration charges	1,331	1,771	5,827	3,713
Operating income	253,418	230,221	767,787	730,347
Interest expense and other, net	(21,356)	(31,388)	(44,715)	(73,119)
Gain on event cancellation insurance claims	—	—	—	135,545
Less: Provision for income taxes	58,517	49,968	172,087	208,572
Net income	$173,545	$148,865	$550,985	$584,201

(1)The unallocated amounts consist of certain bonus and fringe costs recorded in consolidated Cost of services and product development that are not allocated to segment expense. The Company’s policy is to allocate bonuses to segments at 100% of a segment employee’s target bonus. Amounts above or below 100% are absorbed by corporate.

Note 8 — Debt

The Company’s total outstanding borrowings are summarized in the table below (in thousands).

	September 30,	December 31,
Description	2022	2021
2020 Credit Agreement - Term loan facility (1)	$284,000	$287,600
2020 Credit Agreement - Revolving credit facility (1), (2)	—	—
Senior Notes due 2028 (“2028 Notes”) (3)	800,000	800,000
Senior Notes due 2029 (“2029 Notes”) (4)	600,000	600,000
Senior Notes due 2030 (“2030 Notes”) (5)	800,000	800,000
Other (6)	5,135	5,531
Principal amount outstanding (7)	2,489,135	2,493,131
Less: deferred financing fees (8)	(26,947)	(30,367)
Net balance sheet carrying amount	$2,462,188	$2,462,764

(1)The contractual annualized interest rate as of September 30, 2022 on the 2020 Credit Agreement Term loan facility and the Revolving credit facility was 4.50%, which consisted of a floating Eurodollar base rate of 3.125% plus a margin of 1.375%. However, the Company has interest rate swap contracts that effectively convert the floating Eurodollar base rates on outstanding amounts to a fixed base rate.
(2)The Company had approximately $1.0 billion of available borrowing capacity on the 2020 Credit Agreement revolver (not including the expansion feature) as of September 30, 2022.
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
(6)Consists of two State of Connecticut economic development loans. One of the loans originated in 2012, has a 10-year maturity and the outstanding balance of $0.1 million as of September 30, 2022 bears interest at a fixed rate of 3.00%. The second loan, originated in 2019, has a 10-year maturity and bears interest at a fixed rate of 1.75%. Both of these loans may be repaid at any time by the Company without penalty.

(7)The weighted average annual effective rate on the Company’s outstanding debt for the three and nine months ended September 30, 2022, including the effects of its interest rate swaps discussed below, was 4.68% and 4.69%, respectively.
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

2020 Credit Agreement

The Company has a credit facility that currently provides for a $400.0 million Term loan facility and a $1.0 billion Revolving credit facility (the “2020 Credit Agreement”). The 2020 Credit Agreement contains certain customary restrictive loan covenants, including, among others, financial covenants that apply a maximum consolidated leverage ratio and a minimum consolidated interest expense coverage ratio. The Company was in compliance with all financial covenants as of September 30, 2022.

The Term loan is being repaid in consecutive quarterly installments that commenced on December 31, 2020, plus a final payment to be made on September 28, 2025. The Revolving credit facility may be borrowed, repaid and re-borrowed through September 28, 2025, at which all then-outstanding amounts must be repaid.

Interest Rate Swaps

As of September 30, 2022, the Company had one fixed-for-floating interest rate swap contract with a notional value of $350.0 million that matures in 2025. The Company pays a base fixed rate of 3.04% and in return receives a floating Eurodollar base rate on 30-day notional borrowings. In June 2022, the Company terminated a fixed-for-floating interest rate swap contract with a notional value of $350.0 million, and received proceeds of $0.5 million. The Company had two other fixed-for-floating interest rate swap contracts with a total notional value of $700.0 million that matured during the three months ended March 31, 2022.

Effective June 30, 2020, the Company de-designated all of its interest rate swaps and discontinued hedge accounting. Accordingly, subsequent changes to the fair value of the interest rate swaps are recorded in Other income, net. The amounts previously recorded in Accumulated other comprehensive loss are amortized into Interest expense, net over the terms of the hedged forecasted interest payments. As of September 30, 2022, $57.5 million is remaining in Accumulated other comprehensive loss, net. The interest rate swaps had an unrealized fair value of $10.3 million and a negative unrealized fair value (liability) of $53.7 million as of September 30, 2022 and December 31, 2021, respectively, of which $43.2 million and $56.3 million were recorded in Accumulated other comprehensive loss, net of tax effect, as of September 30, 2022 and December 31, 2021, respectively. See Note 12 — Fair Value Disclosures for the determination of the fair values of Company’s interest rate swaps.

Note 9 — Equity

Share Repurchase Authorization

In 2015, the Company’s Board of Directors (the “Board”) authorized a share repurchase program to repurchase up to $1.2 billion of the Company’s common stock. The Board authorized incremental share repurchases of up to an additional $1.6 billion and $1.0 billion of the Company’s common stock during 2021 and the first half of 2022, respectively. As of September 30, 2022, $612.8 million remained available under the share repurchase program. The Company may repurchase its common stock from time-to-time in amounts, at prices and in the manner that the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended), accelerated share repurchases, private transactions or other transactions and will be funded by cash on hand and borrowings. Repurchases may also be made from time-to-time in connection with the settlement of the Company’s stock-based compensation awards.

The Company’s share repurchase activity is presented in the table below for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Number of shares repurchased (1)	375,076	1,255,218	3,783,922	6,624,634
Cash paid for repurchased shares (in thousands) (2)	$96,534	$355,458	$1,026,414	$1,438,808

(1)The average purchase price for repurchased shares was $254.71 and $290.54 for the three months ended September 30, 2022 and 2021, respectively, and $272.84 and $219.00 for the nine months ended September 30, 2022 and 2021, respectively. The repurchased shares during the three and nine months ended September 30, 2022 and 2021 included purchases for both open market purchases and stock-based compensation award settlements.
(2)The cash paid for repurchased shares during the nine months ended September 30, 2022 excluded $6.0 million of open market purchases with trade dates in September 2022 that settled in October 2022. The cash paid for repurchased shares during the nine months ended September 30, 2021 included $8.0 million of open market purchases with trade dates in December 2020 that settled in January 2021 and excluded $20.0 million of open market purchases with trade dates in September 2021 that settled in October 2021.

The cash paid for repurchased shares during the three months ended September 30, 2022 included $7.0 million of open market purchases with trade dates in June 2022 that settled in July 2022, and excluded $6.0 million of open market purchases with trade dates in September 2022 that settled in October 2022. The cash paid for repurchased shares during the three months ended September 30, 2021 included $10.8 million of open market purchases with trade dates in June 2021 that settled in July 2021, and excluded $20.0 million of open market purchases with trade dates in September 2021 that settled in October 2021.
Accumulated Other Comprehensive Loss, net (“AOCL”)

The tables below provide information about the changes in AOCL by component and the related amounts reclassified out of AOCL to income during the periods indicated (net of tax, in thousands) (1).

Three Months Ended September 30, 2022

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – June 30, 2022	$(47,084)	$(6,767)	$(50,665)	$(104,516)
Other comprehensive income (loss) activity during the period:
Change in AOCL before reclassifications to income	—	—	(29,961)	(29,961)
Reclassifications from AOCL to income (2), (3)	3,886	43	—	3,929
Other comprehensive income (loss), net	3,886	43	(29,961)	(26,032)
Balance – September 30, 2022	$(43,198)	$(6,724)	$(80,626)	$(130,548)

Three Months Ended September 30, 2021

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – June 30, 2021	$(67,377)	$(9,102)	$(6,499)	$(82,978)
Other comprehensive income (loss) activity during the period:
Change in AOCL before reclassifications to income	—	—	(6,488)	(6,488)
Reclassifications from AOCL to income (2), (3)	5,529	100	—	5,629
Other comprehensive income (loss), net	5,529	100	(6,488)	(859)
Balance – September 30, 2021	$(61,848)	$(9,002)	$(12,987)	$(83,837)

Nine Months Ended September 30, 2022

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2021	$(56,323)	$(6,672)	$(18,436)	$(81,431)
Other comprehensive income (loss) activity during the period:
Change in AOCL before reclassifications to income	—	(189)	(62,190)	(62,379)
Reclassifications from AOCL to income (2), (3)	13,125	137	—	13,262
Other comprehensive income (loss), net	13,125	(52)	(62,190)	(49,117)
Balance – September 30, 2022	$(43,198)	$(6,724)	$(80,626)	$(130,548)

Nine Months Ended September 30, 2021

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2020	$(78,104)	$(9,309)	$(11,815)	$(99,228)
Other comprehensive income (loss) activity during the period:
Change in AOCL before reclassifications to income	—	—	(1,172)	(1,172)
Reclassifications from AOCL to income (2), (3)	16,256	307	—	16,563
Other comprehensive income (loss), net	16,256	307	(1,172)	15,391
Balance – September 30, 2021	$(61,848)	$(9,002)	$(12,987)	$(83,837)

(1)Amounts in parentheses represent debits (deferred losses).
(2)$5.2 million and $7.4 million of the reclassifications related to interest rate swaps (cash flow hedges) were recorded in Interest expense, net, for the three months ended September 30, 2022 and 2021, respectively. $17.5 million and $21.7 million of the reclassifications related to interest rate swaps (cash flow hedges) were recorded in Interest expense, net, for the nine months ended September 30, 2022 and 2021, respectively. See Note 8 — Debt and Note 11 — Derivatives and Hedging for information regarding the cash flow hedges.
(3)The reclassifications related to defined benefit pension plans were recorded in Other income, net.

The estimated net amount of the existing losses on the Company’s interest rate swaps that are reported in Accumulated other comprehensive loss, net at September 30, 2022 that is expected to be reclassified into earnings within the next 12 months is $20.3 million.

Note 10 — Income Taxes

The provision for income taxes was $58.5 million and $50.0 million for the three months ended September 30, 2022 and 2021, respectively, and $172.1 million and $208.6 million for the nine months ended September 30, 2022 and 2021, respectively.

The effective income tax rate was 25.2% and 25.1% for the three months ended September 30, 2022 and 2021, respectively, and 23.8% and 26.3% for the nine months ended September 30, 2022 and 2021, respectively. During the second quarter of 2021, the United Kingdom enacted legislation raising its corporate tax rate from 19% to 25% effective April 2023, which led to a higher effective income tax rate for the nine months ended September 30, 2021 as compared to the same period in 2022.

The Company had gross unrecognized tax benefits of $158.2 million on September 30, 2022 and $150.0 million on December 31, 2021. It is reasonably possible that gross unrecognized tax benefits will decrease by approximately $30.9 million within the next twelve months due to the anticipated closure of audits and the expiration of certain statutes of limitation.

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

September 30, 2022
Derivative Contract Type	Number of Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in AOCL, net of tax
Interest rate swaps (1)	1	$350,000	$5,915	Other assets	$(43,198)
			4,351	Other current assets
Foreign currency forwards (2)	34	220,831	(259)	Accrued liabilities	—
Total	35	$570,831	$10,007		$(43,198)

December 31, 2021
Derivative Contract Type	Number of Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in AOCL, net of tax
Interest rate swaps (1)	4	$1,400,000	$(31,942)	Other liabilities	$(56,323)
			(21,795)	Accrued liabilities
Foreign currency forwards (2)	138	533,506	(91)	Accrued liabilities	—
Total	142	$1,933,506	$(53,828)		$(56,323)

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
(2)The Company has foreign exchange transaction risk because it typically enters into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currency. The Company enters into short-term foreign currency forward exchange contracts to mitigate the cash flow risk associated with changes in foreign currency rates on forecasted foreign currency transactions. These contracts are accounted for at fair value with realized and unrealized gains and losses recognized in Other income, net because the Company does not designate these contracts as hedges for accounting purposes. All of the outstanding foreign currency forward exchange contracts at September 30, 2022 matured before October 31, 2022.
(3)See Note 12 — Fair Value Disclosures for the determination of the fair values of these instruments.

At September 30, 2022, all of the Company’s derivative counterparties were investment grade financial institutions. The Company did not have any collateral arrangements with its derivative counterparties and none of the derivative contracts contained credit-risk related contingent features. The table below provides information regarding amounts recognized in the accompanying Condensed Consolidated Statements of Operations for derivative contracts for the periods indicated (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Amount recorded in:	2022	2021	2022	2021
Interest expense, net (1)	$5,185	$7,380	$17,515	$21,695
Other expense (income), net (2)	1,295	2,558	(17,456)	(11,771)
Total expense, net	$6,480	$9,938	$59	$9,924

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

Description	September 30, 2022	December 31, 2021
Assets:
Values based on Level 1 inputs:
Deferred compensation plan assets (1)	$8,916	$7,428
Total Level 1 inputs	8,916	7,428
Values based on Level 2 inputs:
Deferred compensation plan assets (1)	75,391	96,627
Foreign currency forward contracts (2)	48	1,122
Interest rate swap contracts (3)	10,266	—
Total Level 2 inputs	85,705	97,749
Total Assets	$94,621	$105,177
Liabilities:
Values based on Level 2 inputs:
Deferred compensation plan liabilities (1)	$90,402	$110,861
Foreign currency forward contracts (2)	307	1,213
Interest rate swap contracts (3)	—	53,737
Total Level 2 inputs	90,709	165,811
Total Liabilities	$90,709	$165,811

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

	Carrying Amount		Fair Value
	September 30,	December 31,	September 30,	December 31,
Description	2022	2021	2022	2021
2028 Notes	$792,654	$791,833	$711,704	$836,632
2029 Notes	593,745	593,139	499,416	608,346
2030 Notes	792,112	791,491	653,264	816,208
Total	$2,178,511	$2,176,463	$1,864,384	$2,261,186

Assets and liabilities measured at fair value on a non-recurring basis

The Company’s certain long-lived assets, including identifiable intangible assets, goodwill, right-of-use assets and other long-lived assets, are measured at fair value on a nonrecurring basis when there are indicators of impairment. During the three and nine months ended September 30, 2022, the Company recorded impairment charges of $2.0 million and $37.5 million, respectively, on right-of-use assets and other long-lived assets primarily related to certain office leases that the Company determined will no longer be used. The impairments were derived by comparing the fair value of the impacted assets to the carrying value of those assets as of the impairment measurement date, as required under ASC Topic 360 using Level 3 inputs. See Note 14 — Leases for additional discussion related to these impairment charges.

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

Indemnifications. The Company has various agreements that may obligate it to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations related to matters such as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by the Company under these agreements have not been material. As of September 30, 2022, the Company did not have any material payment obligations under any such indemnification agreements.

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

The Company subleases certain office space that it does not intend to occupy. Such sublease arrangements expire during 2023 and through 2032 and primarily relate to facilities in Arlington, Virginia. Certain of the Company’s sublease agreements: (i) include renewal and termination options; (ii) provide for customary escalations of lease payments in the normal course of business; and (iii) grant the subtenant certain allowances, free rent, Gartner-financed tenant improvements and other incentives.

All of the Company’s leasing and subleasing activity is recognized in Selling, general and administrative expense in the accompanying Condensed Consolidated Statements of Operations. The table below presents the Company’s net lease cost and certain other information related to the Company’s leasing activities as of and for the periods indicated (dollars in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Description:	2022	2021	2022	2021
Operating lease cost (1)	$29,052	$32,583	$88,948	$98,068
Lease cost (2)	4,148	4,251	11,199	12,674
Sublease income	(11,621)	(10,721)	(34,358)	(31,644)
Total lease cost, net (3) (4)	$21,579	$26,113	$65,789	$79,098
Cash paid for amounts included in the measurement of operating lease liabilities	$34,255	$35,322	$103,114	$105,573
Cash receipts from sublease arrangements	$11,500	$11,669	$34,130	$32,128
Right-of-use assets obtained in exchange for new operating lease liabilities	$7,438	$18,787	$19,120	$28,081

(1)Included in operating lease cost was $10.4 million and $10.6 million for the three months ended September 30, 2022 and 2021, respectively, and $31.3 million and $31.8 million for the nine months ended September 30, 2022 and 2021, respectively, for costs related to subleasing activities.
(2)These amounts are primarily variable lease and nonlease costs that are not fixed at the lease commencement date or are dependent on something other than an index or a rate.
(3)The Company did not capitalize any operating lease costs during any of the periods presented.
(4)Amount excludes impairment charges on lease related assets totaling $2.0 million and $37.5 million, for the three and nine months ended September 30, 2022, respectively, as discussed below.

The table below indicates where the discounted operating lease payments from the above table are classified in the accompanying Condensed Consolidated Balance Sheets (in thousands).

	September 30,	December 31,
Description:	2022	2021
Accounts payable and accrued liabilities	$97,370	$89,754
Operating lease liabilities	614,442	697,766
Total operating lease liabilities included in the Condensed Consolidated Balance Sheets	$711,812	$787,520

During the nine months ended September 30, 2022, as a result and in consideration of the changing nature of the Company’s use of office space for its workforce and the impacts of the COVID-19 pandemic, the Company continued to evaluate its existing real estate lease portfolio. This evaluation included the decision to abandon a portion of one leased office space and the cease-use of certain other leased office spaces that the Company intends to sublease. In connection with this evaluation, the Company reviewed certain of its right-of-use assets and related other long-lived assets for impairment under ASC 360.

As a result of the evaluation, the Company recognized impairment losses during the three and nine months ended September 30, 2022 of $2.0 million and $37.5 million, respectively, which is included as a component of Selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. The impairment losses recorded include $1.7 million and $27.0 million related to right-of-use assets for the three and nine months ended September 30, 2022, respectively. The impairment losses also include $0.3 million and $10.5 million related to other long-lived assets, primarily leasehold improvements, for the three and nine months ended September 30, 2022, respectively.

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

We operate in a very competitive and rapidly changing environment that involves numerous known and unknown risks and uncertainties, some of which are beyond our control. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future quarterly and annual revenues, operating income, results of operations and cash flows, as well as any forward-looking statement, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in our forward-looking statements include, among others, the following: the impact of general economic conditions, including inflation (and related monetary policy by governments in response to inflation), on economic activity and our operations; changes in macroeconomic and market conditions and market volatility, including interest rates and the effect on the credit markets and access to capital; the impact of the COVID-19 pandemic and related disruptions on our business and on the global economy; our ability to carry out our strategic initiatives and manage associated costs; our ability to recover potential claims under our event cancellation insurance; the timing of conferences and meetings, in particular our Gartner Symposium/Xpo series that normally occurs during the fourth quarter; our ability to achieve and effectively manage growth, including our ability to integrate our acquisitions and consummate and integrate future acquisitions; our ability to pay our debt obligations; our ability to maintain and expand our products and services; our ability to expand or retain our customer base; our ability to grow or sustain revenue from individual customers; our ability to attract and retain a professional staff of research analysts and consultants as well as experienced sales personnel upon whom we are dependent, especially in light of recent labor shortages; our ability to achieve continued customer renewals and achieve new contract value, backlog and deferred revenue growth in light of competitive pressures; our ability to successfully compete with existing competitors and potential new competitors; our ability to enforce and protect our intellectual property rights; additional risks associated with international operations, including foreign currency fluctuations; the impact on our business resulting from changes in international conditions, including those resulting from the war in Ukraine and current and future sanctions imposed by governments or other authorities; the impact of restructuring and other charges on our businesses and operations; cybersecurity incidents; risks associated with the creditworthiness, budget cuts, and shutdown of governments and agencies; the impact of changes in tax policy (including the recently enacted Inflation Reduction Act of 2022) and heightened scrutiny from various taxing authorities globally; changes to laws and regulations; and other risks and uncertainties detailed in this Form 10-Q, our most recent Form 10-K and other filings we make with the SEC. The potential fluctuations in our operating income could cause period-to-period comparisons of operating results not to be meaningful and could provide an unreliable indication of future operating results. A description of the risk factors associated with our business is included under “Risk Factors” in Item 1A. of the 2021 Form 10-K, which is incorporated herein by reference.

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

On August 16, 2022, the Inflation Reduction Act of 2022 was enacted into law in the United States. The statute includes a 15% corporate alternative minimum tax on U.S. corporations with adjusted financial statement income in excess of $1.0 billion which is effective for taxable years beginning after December 31, 2022. The statute also includes a 1% excise tax on publicly traded U.S. corporations for the value of any of its stock that is repurchased by the corporation, excluding certain excepted repurchases. We are evaluating the impact on our future U.S. tax expense, cash taxes and effective tax rate, as well as the impact on potential future share repurchases.

COVID-19 Impact

As a result of the COVID-19 pandemic, we temporarily closed Gartner offices around the world and implemented significant travel restrictions. Although all Gartner offices have reopened, the vast majority of our employees have been working from home. In early 2022, we began to operate under a hybrid virtual-first working environment, meaning that most of our employees will have the option to work remotely, at least some of the time, for the foreseeable future. As a result, in the fourth quarter of 2021 we evaluated our real estate footprint globally, and determined that certain of our leased locations were no longer necessary for our operations. This evaluation resulted in the impairment of right-of-use assets and other long-lived assets, net of a reduction in lease liabilities, of $49.5 million during the fourth quarter of 2021 related to certain office locations we no longer intend to use. We continued our evaluation during 2022, which resulted in additional impairment charges of $2.0 million and $37.5 million during the three and nine months ended September 30, 2022, respectively. We expect to continue to evaluate our real estate footprint globally. If we determine there is any additional excess property, there is no assurance that we will be able to sublease any such excess properties or that we will not incur costs in connection with such exit activities, which may be material.

Of the three business segments in which we operate, Research and Consulting have returned to growth levels that were in line with our growth prior to the pandemic. However, Conferences revenue and gross contribution were more negatively impacted. We cancelled in-person conferences scheduled for 2020 beginning in late February/early March 2020 with the remainder being cancelled after the World Health Organization’s declaration of the COVID-19 pandemic later in March 2020. We began holding virtual conferences during the second half of 2020 and have continued to hold virtual conferences. These virtual conferences have resulted in significantly less revenue and gross contribution than in-person conferences, but we believe they aid in client retention and engagement. We re-launched in-person destination conferences during the second quarter of 2022 and expect to hold in-person destination conferences in future periods as conditions permit.

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

We had total revenues of $1.3 billion during the third quarter of 2022, an increase of 15% compared to the third quarter of 2021. During the third quarter of 2022, revenues for Research increased by 11%, Conferences revenue increased by 216%, and Consulting revenues increased by 13%, compared to the third quarter of 2021. For a more complete discussion of our results by segment, see Segment Results below.

For the third quarter of 2022 and 2021, we had net income of $173.5 million and $148.9 million, respectively, and diluted income per share of $2.17 and $1.76, respectively. Cash provided by operating activities was $898.3 million and $1,077.7 million during the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had $528.7 million of cash and cash equivalents and approximately $1.0 billion of available borrowing capacity on our revolving credit facility. For a more complete discussion of our cash flows and financial position, see the Liquidity and Capital Resources section below.

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

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Increase (Decrease)	Increase (Decrease) %
Total revenues	$1,331,868	$1,156,282	$175,586	15%
Costs and expenses:
Cost of services and product development	416,837	359,237	57,600	16
Selling, general and administrative	613,031	512,573	100,458	20
Depreciation	22,882	25,371	(2,489)	(10)
Amortization of intangibles	24,369	27,109	(2,740)	(10)
Acquisition and integration charges	1,331	1,771	(440)	(25)
Operating income	253,418	230,221	23,197	10
Interest expense, net	(30,286)	(31,599)	(1,313)	(4)
Other income, net	8,930	211	8,719	nm
Less: Provision for income taxes	58,517	49,968	8,549	17
Net income	$173,545	$148,865	$24,680	17%

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021	Increase (Decrease)	Increase (Decrease) %
Total revenues	$3,971,129	$3,427,639	$543,490	16%
Costs and expenses:
Cost of services and product development	1,218,405	1,044,506	173,899	17
Selling, general and administrative	1,835,846	1,488,324	347,522	23
Depreciation	68,993	76,972	(7,979)	(10)
Amortization of intangibles	74,271	83,777	(9,506)	(11)
Acquisition and integration charges	5,827	3,713	2,114	57
Operating income	767,787	730,347	37,440	5
Interest expense, net	(91,399)	(85,138)	6,261	7
Gain on event cancellation insurance claims	—	135,545	(135,545)	nm
Other income, net	46,684	12,019	34,665	288
Less: Provision for income taxes	172,087	208,572	(36,485)	(17)
Net income	$550,985	$584,201	$(33,216)	(6)%
nm = not meaningful

Total revenues for the three months ended September 30, 2022 were $1.3 billion, an increase of $175.6 million, or 15% compared to the same period in 2021 on a reported basis and 20% excluding the foreign currency impact. Total revenues for the nine months ended September 30, 2022 were $4.0 billion, an increase of $543.5 million, or 16% compared to the same period in 2021 on a reported basis and 20% excluding the foreign currency impact. Refer to the section of this MD&A below entitled “Segment Results” for a discussion of revenues and results by segment.

Cost of services and product development was $416.8 million during the three months ended September 30, 2022, an increase of $57.6 million compared to the same period in 2021, or 16% on a reported basis and 21% excluding the foreign currency impact. The increase in Cost of services and product development was primarily due to increased compensation costs as a result of higher headcount, and increased conference related expenses, due to the return to in-person destination conferences. Cost of services and product development as a percent of revenues was 31% for both the three months ended September 30, 2022 and 2021. Cost of services and product development was $1,218.4 million during the nine months ended September 30, 2022, an increase of $173.9 million compared to the same period in 2021, or 17% on a reported basis and 20% excluding the foreign currency impact. The increase was primarily due to the same factors that caused the year-over-year quarterly increase, in addition to increased research program expenses. Cost of services and product development as a percent of revenues was 31% and 30% during the nine months ended September 30, 2022 and 2021, respectively.

Selling, general and administrative (“SG&A”) expense was $613.0 million during the three months ended September 30, 2022, an increase of $100.5 million compared to the same period in 2021, or 20% on a reported basis and 24% excluding the foreign currency impact. SG&A expense was $1,835.8 million during the nine months ended September 30, 2022, an increase of $347.5 million compared to the same period in 2021, or 23% on a reported basis and 27% excluding the foreign currency impact. The increase in SG&A expense during both the three and nine months ended September 30, 2022 was primarily due to higher personnel costs in the current year, including higher commission expense, following strong contract value growth in 2021, which is amortized as the related revenue is recognized, as well as higher salary expense due to increased headcount. The increase in SG&A during the nine months ended September 30, 2022, as compared to the prior fiscal year, was also due to charges associated with the impairment of right-of-use assets and other long-lived assets of $37.5 million, related to certain office locations we no longer intend to use. The number of quota-bearing sales associates in Global Technology Sales increased by 16% to 3,473 and in Global Business Sales increased by 19% to 1,081 compared to September 30, 2021. On a combined basis, the total number of quota-bearing sales associates increased by 17% when compared to September 30, 2021. SG&A expense as a percent of revenues was 46% and 44% during the three months ended September 30, 2022 and 2021, respectively. SG&A expense as a percent of revenues was 46% and 43% during the nine months ended September 30, 2022 and 2021, respectively. We expect SG&A expense as a percentage of revenue to increase over the near-term as our hiring continues.

Depreciation decreased by 10% during both the three and nine months ended September 30, 2022, compared to the same periods in 2021. The decreases for the three and nine months ended September 30, 2022 were primarily due to a reduction in leasehold improvements depreciation as a result of the impairment losses recorded in the fourth quarter of 2021 and the nine months ended September 30, 2022.

Amortization of intangibles decreased by 10% and 11% during the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021 due to certain intangible assets becoming fully amortized in 2021.

Acquisition and integration charges decreased by $0.4 million and increased by $2.1 million during the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021.

Operating income was $253.4 million and $230.2 million during the three months ended September 30, 2022 and 2021, respectively. Operating income was $767.8 million and $730.3 million during the nine months ended September 30, 2022 and 2021, respectively. The increase in operating income for both the three and nine months ended September 30, 2022 as compared to the prior year periods was due to increased revenue, partially offset by an increase in cost of services and product development and selling, general and administrative expenses.

Interest expense, net decreased by $1.3 million during the three months ended September 30, 2022, compared to the same period in 2021. Interest expense, net increased by $6.3 million during the nine months ended September 30, 2022, compared to the same period in 2021. The increase during the nine months ended September 30, 2022 was primarily due to an increase in outstanding debt as a result of the issuance of the 2029 Notes in June 2021.

Gain on event cancellation insurance claims of $135.5 million during the nine months ended September 30, 2021 reflected proceeds, net of expense recoveries, related to the 2020 conference cancellation insurance claims.

Other income, net for the periods presented herein included the net impact of foreign currency gains and losses from our hedging activities. Other income, net for the three and nine months ended September 30, 2022 also included gains of $11.2 million and $51.7 million, respectively, on de-designated interest rate swaps. Other income, net for the three and nine months ended September 30, 2021 also included a $0.4 million loss and $12.1 million gain, respectively, on de-designated interest rate swaps.

The provision for income taxes was $58.5 million and $50.0 million for the three months ended September 30, 2022 and 2021, respectively, and $172.1 million and $208.6 million for the nine months ended September 30, 2022 and 2021, respectively.

The effective income tax rate was 25.2% and 25.1% for the three months ended September 30, 2022 and 2021, respectively, and 23.8% and 26.3% for the nine months ended September 30, 2022 and 2021, respectively. During the second quarter of 2021, the United Kingdom enacted legislation raising its corporate tax rate from 19% to 25% effective April 2023, which led to a higher effective income tax rate for the nine months ended September 30, 2021 as compared to the same period in 2022.

Net income for the three months ended September 30, 2022 and 2021 was $173.5 million and $148.9 million, respectively, while net income for the nine months ended September 30, 2022 and 2021 was $551.0 million and $584.2 million, respectively. Our diluted net income per share during the three and nine months ended September 30, 2022 increased by $0.41 and $0.05, respectively, compared to the same period in 2021. The increase in net income during the three months ended September 30, 2022 was primarily the result of increased revenue, partially offset by increased operating expenses. The decrease in net income during the nine months ended September 30, 2022 was primarily the result of the gain on event cancellation insurance recognized in the prior year, as well as increased operating expenses, partially offset by increased revenues and the gain from de-designated interest rate swaps.

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

Reportable Segments

The sections below present the results of the Company’s three reportable business segments: Research, Conferences and Consulting.

Research

	As Of And For The Three Months Ended September 30, 2022	As Of And For The Three Months Ended September 30, 2021	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Nine Months Ended September 30, 2022	As Of And For The Nine Months Ended September 30, 2021	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$1,147,823	$1,037,124	$110,699	11%	$3,426,532	$3,020,094	$406,438	13%
Gross contribution (1)	$848,438	$769,091	$79,347	10%	$2,541,782	$2,235,594	$306,188	14%
Gross contribution margin	74%	74%	0 point	—	74%	74%	0 point	—
Business Measurements:
Global Technology Sales (2):
Contract value (1), (3)	$3,494,100	$3,100,700	$393,400	13%
Client retention	86%	85%	1 point	—
Wallet retention	107%	104%	3 points	—
Global Business Sales (2):
Contract value (1), (3)	$976,600	$804,400	$172,200	21%
Client retention	89%	86%	3 points	—
Wallet retention	114%	113%	1 point	—

(1)Dollars in thousands.
(2)Global Technology Sales includes sales to users and providers of technology. Global Business Sales includes sales to all other functional leaders.
(3)Contract values are on a foreign exchange neutral basis. Contract values as of September 30, 2021 have been calculated using the same foreign currency rates as 2022.

Research revenues increased by $110.7 million during the three months ended September 30, 2022 compared to the same period in 2021, or 11% on a reported basis and 15% excluding the foreign currency impact. For the nine months ended September 30, 2022, research revenues increased by $406.4 million compared to the same period in 2021, or 13% on a reported basis and 17% excluding the foreign currency impact. The segment gross contribution margin was 74% for all the periods presented herein. The increase in revenues during 2022 was primarily due to the same factors driving the trend in our Research contract value, which are discussed below.

Contract value increased to $4.5 billion at September 30, 2022, or 15% compared to September 30, 2021 excluding the foreign currency impact. Global Technology Sales (“GTS”) contract value increased by 13% at September 30, 2022 when compared to September 30, 2021. The increase in GTS contract value was primarily due to new business from new and existing clients, as well as improved client retention. GTS contract value increased by double-digits for all enterprise sizes and almost all sectors. Global Business Sales (“GBS”) contract value increased by 21% year-over-year, also primarily driven by new business from new and existing clients, and improved client retention. All of our GBS practices achieved double-digit growth rates, with the majority of enterprise size and sectors growing more than 20% year-over-year.

GTS client retention was 86% and 85% as of September 30, 2022 and 2021, respectively, while wallet retention was 107% and 104%, respectively. GBS client retention was 89% and 86% as of September 30, 2022 and 2021, respectively, while wallet retention was 114% and 113%, respectively. The increase in GTS and GBS wallet retention was largely due to increased spending by existing clients.

Conferences

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Increase (Decrease)	Percentage Increase (Decrease)	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$77,031	$24,415	$52,616	216%	$200,910	$107,396	$93,514	87%
Gross contribution (1)	$40,318	$11,456	$28,862	252%	$110,968	$67,954	$43,014	63%
Gross contribution margin	52%	47%	5 points	—	55%	63%	(8) points	—
Business Measurements:
Number of destination conferences (2)	13	8	5	63%	32	26	6	23%
Number of destination conferences attendees (2)	14,619	6,472	8,147	126%	32,990	27,123	5,867	22%

(1)Dollars in thousands.
(2)Includes both virtual and in-person conferences. Single day, local meetings are excluded.

Conferences revenues increased by $52.6 million during the three months ended September 30, 2022 compared to the same period in 2021. Conferences revenues increased by $93.5 million during the nine months ended September 30, 2022 compared to the same period in 2021. The increase in revenues for the three and nine months ended September 30, 2022 was primarily due to the return to in-person destination conferences. We re-launched in-person destination conferences during the second quarter of 2022 and expect to hold in-person destination conferences in future periods as conditions permit. We held 10 and 16 in-person destination conferences during the three and nine months ended September 30, 2022, respectively. We held 3 and 16 virtual conferences during the three and nine months ended September 30, 2022, respectively, compared to 8 and 26 during the three and nine months ended September 30, 2021, respectively. Gross contribution increased to $40.3 million during the three months ended September 30, 2022 compared to $11.5 million in the same period last year. Gross contribution increased to $111.0 million during the nine months ended September 30, 2022 compared to $68.0 million in the same period last year. The increase in gross contribution was primarily the result of the return to in-person destination conferences noted above. We expect Conferences gross contribution margin to decrease from 2021 levels as the mix of in-person destination conferences increases.

Consulting

	As Of And For The Three Months Ended September 30, 2022	As Of And For The Three Months Ended September 30, 2021	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Nine Months Ended September 30, 2022	As Of And For The Nine Months Ended September 30, 2021	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$107,014	$94,743	$12,271	13%	$343,687	$300,149	$43,538	15%
Gross contribution (1)	$37,213	$30,972	$6,241	20%	$138,448	$112,840	$25,608	23%
Gross contribution margin	35%	33%	2 points	—	40%	38%	2 points	—
Business Measurements:
Backlog (1), (2)	$162,000	$121,700	$40,300	33%
Billable headcount	852	749	103	14%
Consultant utilization	66%	62%	4 points	—	70%	67%	3 points	—

(1)Dollars in thousands.
(2)Backlog is on a foreign exchange neutral basis. Backlog as of September 30, 2021 has been calculated using the same foreign currency rates as 2022. We changed our method of calculating backlog beginning in 2022 to include multi-year contracts.

Consulting revenues increased by 13% during the three months ended September 30, 2022 compared to the same period in 2021 on a reported basis and 21% excluding the foreign currency impact, with an increase in labor-based consulting revenue of 16% and a decrease in contract optimization revenue of 3%, each on a reported basis. Contract optimization revenue may vary significantly and, as such, revenues for the third quarter of 2022 may not be indicative of results for the remainder of 2022 or beyond. The segment gross contribution margin was 35% and 33% for the three months ended September 30, 2022 and 2021, respectively. The increase in gross contribution margin during the third quarter of 2022 was primarily due to the increase in revenue.

For the nine months ended September 30, 2022, Consulting revenues increased 15% compared to the same period in 2021 on a reported basis and 20% excluding the foreign currency impact, with an increase in labor-based consulting revenue of 14% and an increase in contract optimization revenue of 18%, each on a reported basis. The segment gross contribution margin for the nine months ended September 30, 2022 increased by 2 points compared to the same period in 2021. The increase in gross contribution margin for the nine months ended September 30, 2022 was also primarily due to the increase in revenue.

Backlog increased by $40.3 million, or 33%, from September 30, 2021 to September 30, 2022 excluding the foreign currency impact. The change in our method of calculating backlog noted above contributed approximately 11 percentage points to the backlog growth rate.

LIQUIDITY AND CAPITAL RESOURCES

We finance our operations through cash generated from our operating activities and borrowings. Note 8 — Debt in the Notes to Condensed Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations. At September 30, 2022, we had $528.7 million of cash and cash equivalents and approximately $1.0 billion of available borrowing capacity on the revolving credit facility under our 2020 Credit Agreement. We believe that the Company has adequate liquidity to meet its currently anticipated needs for both the next twelve months and the foreseeable future.

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

Our cash and cash equivalents are held in numerous locations throughout the world with 83% held outside the U.S. at September 30, 2022. We intend to reinvest substantially all of our accumulated undistributed foreign earnings, except in instances where repatriation would result in minimal additional tax. As a result of the U.S. Tax Cuts and Jobs Act of 2017, we believe that the income tax impact if such earnings were repatriated would be minimal.

The table below summarizes the changes in the Company’s cash balances for the periods indicated (in thousands).

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021	Increase (Decrease)
Cash provided by operating activities	$898,313	$1,077,684	$(179,371)
Cash used in investing activities	(74,570)	(61,700)	(12,870)
Cash used in financing activities	(1,013,430)	(944,186)	(69,244)
Net (decrease) increase in cash and cash equivalents and restricted cash	(189,687)	71,798	(261,485)
Effects of exchange rates	(42,228)	(14,651)	(27,577)
Beginning cash and cash equivalents and restricted cash	760,602	712,583	48,019
Ending cash and cash equivalents and restricted cash	$528,687	$769,730	$(241,043)

Operating

Cash provided by operating activities was $898.3 million and $1,077.7 million during the nine months ended September 30, 2022 and 2021, respectively. The year-over-year decrease was primarily due to $150.0 million of insurance proceeds received in the 2021 period related to 2020 event cancellation claims, as well as higher commission and interest payments in 2022, partially offset by reduced income tax payments.

Investing

Cash used in investing activities was $74.6 million and $61.7 million during the nine months ended September 30, 2022 and 2021, respectively. The increase from 2021 to 2022 was the result of increased capital expenditures primarily due to higher capitalized software and computer equipment additions, partially offset by the 2021 acquisition of Pulse Q&A Inc.

Financing

Cash used in financing activities was $1,013.4 million and $944.2 million during the nine months ended September 30, 2022 and 2021, respectively. During the 2022 period, we used $1,026.4 million of cash for share repurchases and paid a net $4.0 million in debt principal repayments. During the 2021 period, we used $1,438.8 million of cash for share repurchases, issued $600.0 million of 3.625% Senior Notes due 2029, and repaid $100.0 million on our term loan facility under the 2020 Credit Agreement. During the 2021 period, we also repaid a net $5.0 million on our revolving credit facility under the 2020 Credit Agreement and paid a net $6.6 million in debt principal repayments, exclusive of the $100.0 million term loan repayment.

Debt

As of September 30, 2022, the Company had $2.5 billion of principal amount of debt outstanding, of which $1.9 million is to be repaid in the remainder of fiscal year 2022. Note 8 — Debt in the Notes to Condensed Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations. From time to time, the Company may seek to retire or repurchase its outstanding debt through various methods including open market repurchases, negotiated block transactions, or otherwise, all or some of which may be effected through Rule 10b5-1 plans. Such transactions, if any, depend on prevailing market conditions, our liquidity and capital requirements, contractual restrictions, and other factors, and may involve material amounts.

OFF BALANCE SHEET ARRANGEMENTS

From January 1, 2022 through September 30, 2022, the Company has not entered into any material off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

As of September 30, 2022, the Company had $2.5 billion in total debt principal outstanding. Note 8 — Debt in the Notes to Condensed Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations.

Approximately $0.3 billion of the Company’s total debt outstanding as of September 30, 2022 was based on a floating base rate of interest, which potentially exposes the Company to increases in interest rates. However, we reduce our overall exposure to interest rate increases through our interest rate swap contract, which effectively converts the floating base interest rates on all of our variable rate borrowings to fixed rates.

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

Translation risk arises as our foreign currency assets and liabilities are translated into U.S. dollars because the functional currencies of our foreign operations are generally denominated in the local currency. Adjustments resulting from the translation of these assets and liabilities are deferred and recorded as a component of stockholders’ equity. A measure of the potential impact of foreign currency translation can be determined through a sensitivity analysis of our cash and cash equivalents. At September 30, 2022, we had $528.7 million of cash and cash equivalents, with a substantial portion denominated in foreign currencies. If the exchange rates of the foreign currencies we hold all changed in comparison to the U.S. dollar by 10%, the amount of cash and cash equivalents we would have reported on September 30, 2022 could have increased or decreased by approximately $51.2 million. The translation of our foreign currency revenues and expenses historically has not had a material impact on our consolidated earnings because movements in and among the major currencies in which we operate tend to impact our revenues and expenses fairly equally. However, our earnings could be impacted during periods of significant exchange rate volatility, or when some or all of the major currencies in which we operate move in the same direction against the U.S. dollar.

Transaction risk arises when we enter into a transaction that is denominated in a currency that may differ from the local functional currency. As these transactions are translated into the local functional currency, a gain or loss may result, which is recorded in current period earnings. We typically enter into foreign currency forward exchange contracts to mitigate the effects of some of this foreign currency transaction risk. Our outstanding foreign currency forward exchange contracts as of September 30, 2022 had an immaterial net unrealized loss.

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

Management conducted an evaluation, as of September 30, 2022, of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed under the Exchange Act.

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

Issuer Purchases of Equity Securities

In May 2015, the Company’s Board of Directors (the “Board”) authorized a share repurchase program to repurchase up to $1.2 billion of the Company’s common stock. The Board authorized incremental share repurchases of up to an additional $1.6 billion, and $1.0 billion of the Company’s common stock during 2021 and the first half of 2022, respectively. The Company may repurchase its common stock from time-to-time in amounts, at prices and in the manner that the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended), accelerated share repurchases, private transactions or other transactions and will be funded by cash on hand and borrowings. Repurchases may also be made from time-to-time in connection with the settlement of the Company’s stock-based compensation awards. The table below summarizes the repurchases of our common stock during the three months ended September 30, 2022.

Period	Total Number of Shares Purchased (#)	Average Price Paid Per Share ($)	Total Number of Shares Purchased Under Announced Programs (#)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1, 2022 to July 31, 2022	284,085	$247.13	283,214	$634,439
August 1, 2022 to August 31, 2022	23,861	279.77	13,109	630,939
September 1, 2022 to September 30, 2022	67,130	277.87	65,522	$612,767
Total for the quarter (1)	375,076	$254.71	361,845

(1)The repurchased shares during the three months ended September 30, 2022 included purchases for both the settlement of stock-based compensation awards and open market purchases.

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

Gartner, Inc.

Date:	November 1, 2022	/s/ Craig W. Safian
Craig W. Safian
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)