Form 10-K
period 2022-12-31
GARTNER INC
filed 2023-02-16
CIK 749251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $18.6 billion, based on the closing price as reported on the New York Stock Exchange.
As of February 3, 2023, there were 79,060,595 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 1, 2023 (the “2023 Proxy Statement”) is incorporated by reference into Part III to the extent described therein.

GARTNER, INC.
2022 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS.

GENERAL

Gartner, Inc. (NYSE: IT) delivers actionable, objective insight to executives and their teams. Our expert guidance and tools enable faster, smarter decisions and stronger performance on an organization’s mission critical priorities.

We are a trusted advisor and an objective resource for more than 15,000 enterprises in approximately 90 countries and territories— across all major functions, in every industry and enterprise size.

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

The fiscal year of Gartner is the twelve-month period from January 1 through December 31. All references to 2022, 2021 and 2020 herein refer to the fiscal year unless otherwise indicated. When used in this Annual Report on Form 10-K, the terms “Gartner,” the “Company,” “we,” “us” or “our” refer to Gartner, Inc. and its consolidated subsidiaries.

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

•RESEARCH. Gartner delivers independent, objective advice to leaders across an enterprise through subscription services that include on-demand access to published research content, data and benchmarks, and direct access to a network of approximately 2,500 research experts located around the globe. Gartner research is the fundamental building block for all Gartner products and services. We combine our proprietary research methodologies with extensive industry and academic relationships to create Gartner products and services that address each role across an enterprise. Within the Research segment, Global Technology Sales (“GTS”) sells products and services to users and providers of technology, while Global Business Sales (“GBS”) sells products and services to all other functional leaders, such as human resources, supply chain, finance, and marketing.

Our research agenda is defined by clients’ needs, focusing on the critical issues, opportunities and challenges they face every day. We are in steady contact with more than 15,000 distinct client enterprises worldwide. We publish tens of thousands of pages of original research annually, and our research experts had more than 460,000 direct client interactions in 2022. Our size and scale enable us to commit vast resources toward broader and deeper research coverage and to deliver insight to our clients based on what they need and where they are. The ongoing interaction of our research experts with our clients enables us to identify the most pertinent topics to them and develop relevant product and service enhancements to meet the evolving needs of users of our research. Our proprietary research content, presented in the form of reports, briefings, updates and related tools, is delivered directly to the client’s computer or mobile device via our website and/or product-specific portals.

Clients normally sign subscription contracts that provide access to our research content and advisory services for individual users over a defined period. We typically have a minimum contract period of twelve months for our research and advisory subscription contracts and, at December 31, 2022, over 70% of our contracts were multi-year.

•CONFERENCES. Gartner conferences are designed for information technology (“IT”) and business executives as well as decision makers looking to adapt and evolve their organizations through disruption and uncertainty, navigate risks and prioritize investments. Attendees experience sessions led by Gartner research experts, and the sessions include cutting-edge technology solutions, peer exchange workshops, one-on-one analyst and advisor meetings, consulting diagnostic workshops, keynotes and more. Our conferences also provide attendees with an opportunity to interact with IT and business executives from the world’s leading companies. In addition to role-specific summits and workshop-style seminars, Gartner hosts the Gartner Symposium/Xpo series, including its unique, flagship IT Symposium/Xpo®, which is held at several locations worldwide annually. During 2022, Gartner successfully held 25 in-person and 16 virtual conferences with more than 60,000 attendees, including eight Symposiums/Xpos. In addition, during 2022 we hosted 350+ peer networking meetings, and through the Evanta brand we hosted 350+ exclusive C-level meetings with close to 200 in-person.

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

Consulting solutions capitalize on Gartner assets that are invaluable to IT decision-making, including: (1) our extensive research, which ensures that our consulting analyses and advice are based on a deep understanding of the IT environment and the business of IT; (2) our market independence, which keeps our consultants focused on our clients’ success; and (3) our market-leading benchmarking capabilities, which provide relevant comparisons and best practices to assess and improve performance. Additionally, we provide actionable solutions for a range of IT-related priorities, including IT cost optimization, digital transformation and IT sourcing optimization.

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

•Our global footprint and established customer base - We have a global presence with clients in approximately 90 countries and territories on six continents. A substantial portion of our revenue is derived from sales outside of the United States.

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

•Vast network of research experts and consultants - As of December 31, 2022, we had approximately 2,500 research experts and 880 experienced consultants located around the world. Our research experts are located in more than 30 countries and territories, enabling us to cover vast aspects of business and technology on a global basis.

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

HUMAN CAPITAL MANAGEMENT

We believe our people are our most valuable asset, enabling our long track record of global growth. From attracting diverse talent through our recruitment process, to cultivating that talent with learning and development opportunities and rewards for strong performers, to supporting overall wellness with meaningful benefits and engagement, we strive to put our people first. At December 31, 2022, we had approximately 19,500 employees globally, approximately 9,110 of which were outside of the U.S., and the overwhelming majority of our employees were full time.

Gartner is committed to providing equal employment opportunities to all applicants and employees without regard to any legally protected status. This commitment is formalized in our global and U.S. equal employment opportunity policies. We continually renew this commitment by seeking to optimize our recruitment and professional development processes, create networking and educational opportunities, celebrate heritage and history, celebrate community service, and create safe spaces for all employees. Our human capital management strategies are developed by executive management and overseen by the Compensation Committee of our Board of Directors.

Diversity, Equity and Inclusion

Gartner is committed to creating a culture of inclusion - which is critical to the objectivity and independence we provide our clients. We celebrate diversity of thought and we welcome and encourage diverse perspectives. We embed Diversity, Equity and Inclusion (“DEI”) concepts into our culture and our critical people processes. Our DEI efforts are all about building the confidence and conviction in all of our associates – but particularly in our leaders - to do the right things and building a language of inclusion to foster this. Our DEI Executive Council, composed of our CEO, Chief Human Resources Officer, CFO, General Counsel, head of DEI, and other selected leaders, drives diversity, equity and inclusion as an imperative at all levels of the organization. In addition, the DEI Center of Excellence operationalizes strategy and establishes goals against key metrics to drive greater transparency and accountability. Our teams of employees are composed of individuals from different geographies, cultures, religions, ethnicities, races, genders, sexual orientations, abilities and generations working together to solve problems. Currently, 33% of our Board of Directors and 23% of our executive management team identifies as female, and 25% of our Board of Directors identifies as racially or ethnically diverse. As of December 31, 2022, approximately 47% of our employees worldwide identified as female and 24% of employees in the U.S. identified as racially or ethnically diverse. On a worldwide basis, our employees were represented by more than 85 self-identified nationalities working in 38 different countries and territories.

We emphasize the importance of inclusion to leaders and managers and the value of fostering a sense of belonging within their teams. We also continue to invest in learning opportunities to develop DEI at Gartner. For example, in addition to our popular Embracing Diversity & Being Inclusive training module, which covers the importance of diversity and inclusion at Gartner and the role of unconscious bias, we added a new module this year called Equity vs. Equality, which focuses on fostering a more equitable workplace.

The Company supports a number of employee-driven Employee Resource Groups (“ERGs”) that bring employees together to foster a diverse, inclusive and supportive workplace. Gartner currently has six formal ERGs supporting underrepresented racial, ethnic and multicultural backgrounds, women, the LGBTQ+ community, veterans and employees with disabilities. Participation in ERGs is voluntary and open to all employees. In 2022, over 5,300 Gartner associates were members of at least one ERG.

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

We operate under a hybrid virtual-first working arrangement, which provides additional flexibility to employees, enabling most of our employees to work remotely a substantial portion of the time. We also provide a number of free mental and behavioral health resources, including access to the Employee Assistance Program for employees and their dependents.

Talent Development, Retention and Training

Gartner aims to foster a culture of lifelong learning, getting feedback and evolving. In addition to helping employees unlock their full potential through mechanisms like continuous feedback and performance appraisals, we have dedicated programs designed to develop effective leaders. We also offer rotational programs and an online learning experience platform for employees called GartnerYou. In 2022, GartnerYou offered more than 46,000 learning resources, with over 400,000 completions globally. Since our Sales and Research & Advisory teams make up approximately 50% of total employees worldwide, we also have formal, dedicated programs to help train and onboard new hires as well as more experienced managers and leaders within Sales and Research & Advisory. In 2021, Gartner transformed how we onboard new sales hires so they more quickly develop the core competencies tied to sales success. Rooted in learning and development best practices, the reimagined program operates in a scalable model that provides new sales hires in their first year with access to as many as 2,100 well-paced, just-in-time learning assets. In 2022, we expanded the program, and more than 3,100 sales associates participated. Through these programs, we believe our teams develop role-specific knowledge and skills, increase productivity and improve performance.

We also strive to develop an inclusive and engaging environment that makes Gartner a vibrant, exciting place to work. We believe the greatest catalyst to engagement comes from leadership — particularly their efforts to set direction, allocate resources, and build individual and organizational capability. We embed our associate survey efforts within our business units so that the insight we glean can help leaders understand the opportunities for effecting organizational growth. Business-unit-specific survey results are used for a number of leader-specific interventions, from individualized coaching to team-based skill-building to business-unit-wide initiatives targeting key areas of engagement. While we experienced a decrease in associate turnover in 2022, our average employee tenure decreased from 5.1 years in 2021 to 4.5 years in 2022, primarily due to increased new hires in 2022.

Our Communities and the Environment

Our associates have a long history of individual and team volunteering. Gartner facilitates a charity match program. In 2022, over 19% of associates made matched donations to more than 3,600 nonprofits, amounting to over $7.1 million donated by Gartner and its associates. In 2022, Gartner associates also logged approximately 24,300 hours supporting over 580 nonprofit organizations around the world. Finally, in 2022, we announced our commitment to achieve net-zero greenhouse gas emissions by 2035 in accordance with Science Based Target initiative’s (SBTi) Net-Zero Standard.

We encourage you to review our Corporate Responsibility Report located on our website at gartner.com, under the “Corporate Responsibilities” link in the “About” tab for more detailed information regarding our Human Capital programs and initiatives. Nothing on our website, including our Corporate Responsibility Report or sections thereof, shall be deemed incorporated by reference into this Annual Report, or any other filing we make with the SEC.

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

ITEM 1A. RISK FACTORS.

We operate in a highly competitive and rapidly changing environment that involves numerous risks and uncertainties, some of which are beyond our control. In addition, we and our clients are affected by global economic conditions and trends. The following sections address significant factors, events and uncertainties that make an investment in our securities risky. We urge you to consider carefully the factors described below and the risks that they present for our operations, as well as the risks addressed in other reports and materials that we file with the SEC and the other information, included or incorporated by reference in this Form 10-K. When the factors, events and contingencies described below or elsewhere in this Form 10-K materialize, there could be a material adverse impact on our business, prospects, results of operations, financial condition, and cash flows, and therefore have a potential negative effect on the trading price of our common stock. Additional risks not currently known to us or that we now deem immaterial may also harm us and negatively affect your investment. In addition to the effects of the global economic and geopolitical climate on our business and operations discussed in Item 7 of this Form 10-K and in the risk factors below, additional or unforeseen effects from the global economic and geopolitical climate may give rise to or amplify many of these risks discussed below. Risks in this section are grouped in the following categories: (1) strategic and operational risks; (2) macroeconomic and industry risks; (3) legal and regulatory risks; and (4) risks related to our Common Stock. Many risks affect more than one category, and the risks are not in order of significance or probability of occurrence because they have been grouped by categories.

Strategic and Operational Risks

We may not be able to maintain the quality of our existing products and services. We operate in a rapidly evolving market, and our success depends on our ability to deliver high quality and timely research and analysis to our clients. Any failure to continue to provide credible and reliable information and advice that is useful to our clients could have a material adverse effect on future business and operating results. Further, if our published data, opinions or viewpoints are considered to be wrong, lack independence, or are not substantiated by appropriate research, our reputation will suffer and demand for our products and services may decline. In addition, we must continue to improve our methods for delivering our products and services in a cost-effective manner via the internet and mobile applications in an inflationary economic environment. Failure to maintain state of the art electronic delivery capabilities could materially adversely affect our future business and operating results.

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

Technology is rapidly evolving, and if we do not continue to develop new product and service offerings in response to these changes, our business could suffer. Disruptive technologies, including in areas of artificial intelligence and machine learning, are rapidly changing the environment in which we, our clients, and our competitors operate and could affect the nature of how we generate revenue. We will need to continue to respond to and anticipate these changes by enhancing our product and service offerings to maintain our competitive position. However, we may not be successful in responding to these forces and enhancing our product and service offerings on a timely basis, and any enhancements we develop may not adequately address the changing needs of our clients. Our future success will depend upon our ability to develop and introduce in a timely manner new or enhance existing offerings that address the changing needs of this constantly evolving marketplace. Failure to develop products that meet the needs of our clients in a timely manner could have a material adverse effect on our business, results of operations, and financial position.

In addition, some of our content is exposed to Internet search engines, which help generate website traffic. Search engines often update their proprietary algorithms, which affects the placement of links to our websites. Some search engines also provide substantive content in search results, which, if expanded to the areas in which we operate, could reduce the need to enter our websites. When a major search engine changes its algorithms in a manner that negatively affects our placement in search results or makes it less likely for our target audience to enter our websites, our business, results of operations and financial position may be harmed.

Our Research business depends on renewals of subscription-based services and sales of new subscription-based services for a significant portion of our revenue, and our failure to renew at historical rates or generate new sales of such services will lead to a decrease in our revenues. A large portion of our success depends on our ability to generate renewals of our subscription-based research products and services and new sales of such products and services, both to new clients and existing clients. These products and services constituted approximately 76% and 79% of total revenues from our on-going operations for 2022 and 2021, respectively. Generating new sales of our subscription-based products and services, both to new and existing clients, is a challenging, costly, and often time-consuming process. If we are unable to generate new sales, due to competition or other factors, our revenues will be adversely affected.

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

Additionally, as we continue to adjust our products and service offerings to meet our clients’ continuing needs, we may shift the type and pricing of our products which may impact client renewal rates. While our Research client retention rate was 86% for both 2022 and 2021, there can be no guarantee that we will continue to maintain this rate of client renewals.

The profitability and success of our conferences and other meetings are subject to external factors beyond our control. Our Conferences business constituted approximately 7% and 5% of total revenues from our on-going operations in 2022 and 2021, respectively. As a result of the COVID-19 pandemic, we cancelled in-person conferences scheduled for 2020 beginning in late February/early March 2020. We began holding virtual conferences during the second half of 2020. These virtual conferences resulted in significantly less revenue and gross contribution, but we believe aided in client retention and engagement. We had planned in-person conferences for 2021, but cancelled those conferences due to the ongoing pandemic. We re-launched in-person destination conferences during the second quarter of 2022 and expect to focus on in-person destination conferences in future periods as conditions permit. Although we have returned to offering some in-person conferences, our Conferences revenues may continue to be negatively impacted if in-person conferences are not permitted to be held in the jurisdictions of the conference venues, if client policies prohibit or restrict business travel or if there are public health concerns for attendees, exhibitors or our employees.

The market for desirable dates and locations for our activities has historically been highly competitive. If we cannot secure desirable dates and suitable venues for our conferences the profitability for these conferences will suffer, and our financial position and results of operations may be adversely affected. In addition, because our conferences are scheduled in advance and held at specific locations, the success of these activities can be affected by circumstances outside of our control, such as the occurrence of or concerns related to communicable diseases (such as COVID-19), labor strikes, transportation shutdowns and travel restrictions, economic slowdowns, reductions in government spending, geopolitical crises, terrorist attacks, war, weather, natural disasters, and other occurrences impacting the global, regional, or national economies, the occurrence of any of which could negatively impact the success of the conference or meeting. We also face the challenge of procuring venues that are sizeable enough at a reasonable cost to accommodate some of our major activities.

We also face risks related to insurance coverage for our cancelled 2020 and 2021 conferences. Our event cancellation insurance, including a two-year policy covering destination conferences during 2020 and 2021 and a policy covering Evanta conferences during 2020, provided up to $170 million in coverage for 2020 cancellations with the right to reinstate the policy limits one time if those limits are utilized. The insurer has contested our right to reinstate the limits and to use reinstated limits to cover losses resulting from conferences cancelled due to COVID-19. Gartner's two-year event cancellation policy also covered events that were planned for 2021 but cancelled, with limits of $150 million with the right to reinstate up to that amount one time if the initial limits are inadequate. The insurer has contested all coverage for events cancelled in 2021 due to COVID-19. We are in litigation with the insurer on these issues. In 2021, we received $166.9 million of insurance proceeds related to 2020 event cancellation claims and recorded a gain of $152.3 million. We received an additional $3.1 million related to 2020 event cancellation insurance claims in February 2023.

In its lawsuit against the insurer, Gartner is seeking to reinstate and recover up to an additional $20 million for cancelled 2020 Evanta meetings and to reinstate and recover up to an additional $150 million in losses from cancelled 2020 destination conferences. Gartner is also seeking $150 million in initial limits for events cancelled in 2021 and to reinstate those limits up to an additional $150 million. In 2022, Gartner also commenced litigation against the insurance broker who negotiated and procured our event cancellation insurance. It is difficult to predict how long it will take to resolve these lawsuits and the resolution could affect our financial results.

Our insurance coverage for 2022 (and likely beyond) excludes coverage for cancellations due to communicable diseases.

Our Consulting business depends on non-recurring engagements and our failure to secure new engagements could lead to a decrease in our revenues. Consulting segment revenues constituted approximately 9% of total revenues from our on-going operations in both 2022 and 2021. Consulting engagements typically are project-based and non-recurring. In addition, revenue from our contract optimization business can fluctuate significantly from period to period and is not predictable. Our ability to replace consulting engagements is subject to numerous factors, including the following:

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

We may not be able to attract and retain qualified personnel which could jeopardize the quality of our products and services and our future growth plans. Our success is based on attracting and retaining talented employees and we depend heavily upon the quality of our senior management, research analysts, consultants, sales and other key personnel. The market for highly skilled workers and leaders in our industry is extremely competitive. We face competition for qualified professionals from, among others, technology companies, market research firms, consulting firms, financial services companies and electronic and print media companies, some of which have a greater ability to attract and compensate these professionals. Moreover, increasing wage inflation may affect our profit margin as we strive to provide compensation packages that are competitive. We face risks related to global labor shortages, and competitive markets have increased attrition throughout our sector. Additionally, some of the personnel that we attempt to hire are subject to non-compete agreements that could impede our short-term recruitment efforts. Our employee hiring and retention also depend on our brand and reputation as well as our ability to build and maintain a diverse and inclusive workplace culture that enables our employees to thrive. We may also be limited in our ability to recruit internationally by restrictive domestic immigration laws, and changes to policies that restrain the flow of technical and professional talent could inhibit our ability to adequately staff our research and development and other efforts.

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

If we are unable to enforce and protect our intellectual property rights, our competitive position may be harmed. We rely on a combination of copyright, trademark, trade secret, patent, confidentiality, non-compete and other contractual provisions to protect our intellectual property rights. Despite our efforts to protect our intellectual property rights, unauthorized third parties may obtain and use technology or other information that we regard as proprietary. Our intellectual property rights may not survive a legal challenge to their validity or provide significant protection for us. The laws and enforcement mechanisms of certain countries, particularly in emerging markets, do not protect our proprietary rights to the same extent as the laws of the United States. Conducting business in certain foreign jurisdictions may require accepting compromised protections or yielding of rights to technology, data or intellectual property rights in order to access those markets. Accordingly, we may not be able to protect our intellectual property against unauthorized or undesired third-party copying or use, which could adversely affect our competitive position. Additionally, there can be no assurance that another party will not assert that we have infringed its intellectual property rights.

Our employees are subject to restrictive covenant agreements (which include provisions related to employees’ ability to compete and solicit customers and employees) and assignment of invention agreements, to the extent permitted under applicable law. When the period expires relating to their particular restrictions, former employees may compete against us. If a former employee violates the provisions of the restrictive covenant agreement, we seek to enforce the restrictions but there is no assurance that we will be successful in our efforts.

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

We are exposed to risks related to cybersecurity. A significant portion of our business is conducted over the internet and we rely on the secure processing, storage and transmission of confidential, sensitive, proprietary and other types of information relating to our business operations and confidential and sensitive information about our customers and employees in our computer systems and networks, and in those of our third-party vendors. Individuals, groups, and state-sponsored organizations may take steps that pose threats to our operations, our computer systems, our employees, and our customers. The cybersecurity risks we face range from cyber attacks common to most industries, such as the development and deployment of malicious software to gain access to our networks and attempt to steal confidential information, launch distributed denial of service attacks, or attempt other coordinated disruptions, to more advanced threats that target us because of our prominence in the global research and advisory field.

Like many multinational corporations, we, and some third parties upon which we rely, have experienced cyber attacks on our computer systems and networks in the past and may experience them in the future, likely with more frequency and sophistication, and involving a broader range of devices and modes of attack, all of which will increase the difficulty of detecting and successfully defending against them. To date, none have resulted in any material adverse impact to our business, operations, products, services or customers. We have implemented various security controls to both meet our security obligations, while also defending against constantly evolving security threats. Our security controls help to secure our information systems, including our computer systems, intranet, proprietary websites, email and other telecommunications and data networks, and we scrutinize the security of outsourced website and service providers prior to retaining their services. However, the security measures implemented by us or by our outside service providers may not be effective and our systems (and those of our outside service providers) are vulnerable to theft, loss, damage and interruption from a number of potential sources and events, including unauthorized access or security breaches, cyber attacks, computer viruses, power loss, or other disruptive events. As a result of transitioning to a virtual-first hybrid, remote-work environment, most of our employees are working remotely, which magnifies the importance of the integrity of our remote access security measures. Additionally, the security compliance landscape continues to evolve, requiring us to stay apprised of changes in cybersecurity laws, regulations, and security requirements required by our clients, such as the European Union General Data Protection Regulation (GDPR), the California Consumer Privacy Act (CCPA) and California Privacy Rights Act (CPRA), the Brazilian General Data Protection Law (LGPD), the Chinese Cybersecurity, Data Security and Personal Information Protection laws (and other new and proposed data protection laws), International Organization for Standardization (ISO), and National Institute of Standards and Technology (NIST). Recent well-publicized security breaches at other companies have led to enhanced government and regulatory scrutiny of the measures taken by companies to protect against cyber attacks, and may in the future result in heightened cybersecurity requirements, including additional regulatory expectations for oversight of vendors and service providers.

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

We face risks related to leased office space. We assumed a significant amount of leased office space, in particular in Arlington, Virginia, in connection with the acquisition of CEB Inc. in 2017. In Arlington, we have consolidated all our businesses into a single building and have sublet substantially all of the excess space in our other properties. Through our real estate consolidations and other related activities, we seek to secure quality subtenants with appropriate sublease terms. However, if we fail to secure quality subtenants, or subtenants default on their sublease obligations with us or otherwise terminate their subleases with us, we may experience a loss of planned sublease rental income, which could result in a material charge against our operating results. Additionally, the long-term impact of responses to COVID-19 on leased office space availability and rental costs of leased office space is not yet known.

To accommodate our growth going forward, we have moved to a global hoteling model to better manage our footprint and operating expenses, and will secure new space when the opportunities and need arise. If the new spaces are not completed on schedule, or if the landlord defaults on its commitments and obligations pursuant to the new leases, we may incur additional expenses. In addition, unanticipated difficulties in initiating operations in a new space, including construction delays, natural disasters, IT system interruptions, or other infrastructure support problems, could result in a delay in moving into the new space, resulting in a potential loss of employee and operational productivity and a loss of revenue and/or additional expenses, which could also have an adverse, material impact on our operating results.

Our sales to governments are subject to appropriations and some may be terminated early. We derive significant revenues from research and consulting contracts with the United States government and its respective agencies, numerous state and local governments and their respective agencies, and foreign governments and their agencies. At December 31, 2022 and 2021, approximately $932 million and $790 million, respectively, of our outstanding revenue contracts were attributable to government entities. Our U.S. government contracts are subject to the approval of appropriations by the U.S. Congress to fund the agencies contracting for our services. Additionally, our contracts at the state and local levels, as well as foreign government contracts, are subject to various governmental authorizations and funding approvals and mechanisms. Certain of these contracts may be terminated at any time by the government entity without cause or penalty (“termination for convenience”). In addition, contracts with U.S. federal, state and local, and foreign governments and their respective agencies are subject to increasingly complex bidding procedures and compliance requirements, as well as intense competition. Failure to adequately abide by these procedures and compliance requirements could result in an inability to contract with governments or their agencies, termination of existing contracts, or even suspension and disbarment from doing future business with a government or agency. Moreover, while terminations by governments for lack of funding have not been significant historically, should appropriations for the various governments and agencies that contract with us be curtailed, or should our government contracts be terminated for convenience, we may experience a significant loss of revenues.

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

Our outstanding debt obligations could negatively impact our financial condition and future operating results. As of December 31, 2022, the Company had outstanding debt of $282 million under its 2020 term loan and revolving credit facility (the “2020 Credit Agreement”), $800 million of Senior Notes due 2028 (the “2028 Notes”), $600 million of Senior Notes due 2029 (the “2029 Notes”) and $800 million of Senior Notes due 2030 (the “2030 Notes”). Additional information regarding the 2020 Credit Agreement, the 2028 Notes, the 2029 Notes and the 2030 Notes is included in Note 6 — Debt in the Notes to Consolidated Financial Statements.

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

In addition, variable-rate borrowings under our 2020 Credit Agreement typically use LIBOR as a benchmark based on market participant judgments for establishing the rate of interest. We expect LIBOR to disappear entirely after June 2023 for rates applicable to the 2020 Credit Agreement and our existing derivatives contracts. The Alternative Reference Rates Committee (ARRC), which was convened by the Federal Reserve Board and the New York Fed, has identified the Secured Overnight Financing Rate (SOFR) as the recommended risk-free alternative rate for USD LIBOR. The future consequences of a transition away from LIBOR on our variable-rate borrowings, including the possible transition to rates based on observable transactions, such as SOFR, cannot be predicted at this time, but could include an increase in the cost of our variable-rate indebtedness and volatility in our earnings.

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

Natural disasters, pandemics, terrorist acts, war, actions by governments, and other geopolitical activities could disrupt our operations. We operate in numerous U.S. and international locations, and we have offices in a number of major cities across the globe. The occurrence of, or concerns related to, a major weather event, earthquake, hurricane, flood, drought, volcanic activity, disease or pandemic, or other natural disaster could significantly disrupt our operations. In addition, acts of civil unrest, failure of critical infrastructure, terrorism, armed conflict, war (including the war in Ukraine), and abrupt political change, as well as responses by various governments and the international community to such acts, can have a negative effect on our business. Such events could cause delays in initiating or completing sales, impede delivery of our products and services to our clients, disrupt or shut down the internet or other critical client-facing and business processes, impede the travel of our personnel and clients, dislocate our critical internal functions and personnel, and in general harm our ability to conduct normal business operations, any of which can negatively impact our financial condition and operating results. Such events could also impact the timing and budget decisions of our clients, which could materially adversely affect our business.

Macroeconomic and Industry Risks

We are subject to risks from operating globally. We have clients in approximately 90 countries and territories and a substantial amount of our revenue is earned outside of the United States. Our operating results are subject to all of the risks typically inherent in international business activities, including general political and economic conditions in each country, challenges in staffing and managing foreign operations, changes in regulatory requirements, compliance with numerous and complex foreign laws and regulations, currency restrictions and fluctuations, the difficulty of enforcing client agreements, collecting accounts receivable and protecting intellectual property rights including against economic espionage in international jurisdictions. Further, we rely on local distributors or sales agents in some international locations. If any of these arrangements are terminated by our agent or us, we may not be able to replace the arrangement on beneficial terms or on a timely basis, or clients of the local distributor or sales agent may not want to continue to do business with us or our new agent.

Additionally, tariffs, trade barriers and restrictions, and other acts by governments to protect domestic markets or to retaliate against the trade tariffs and restrictions of other nations could negatively affect our business operations. In addition, the withdrawal of nations from existing common markets or trading blocs, such as the exit of the United Kingdom (UK) from the European Union (the EU), commonly referred to as Brexit, could be disruptive and negatively impact the business of our clients. We continue to monitor Brexit and its potential impacts on our results of operations and financial condition. Depending on the application of the terms of the trade and cooperation agreement, there could be near or long-term negative impacts on our clients who have significant operations in the UK. This may cause clients in the UK to forgo new purchases, and decrease renewals of subscription-based services and to request to cancel or renegotiate current subscription-based services. The impact of any of these effects of Brexit, among others, could materially harm our business and financial results.

Our operating results could be negatively impacted by global economic conditions. Our business is impacted by general economic conditions and trends in the United States and abroad, including without limitation inflation, slowing growth, rising interest rates and recession. In its recent report, Global Economics Prospects, January 2023, the World Bank reported that global growth is projected to decelerate sharply in 2023, to its third weakest pace in nearly three decades, overshadowed only by the 2009 and 2020 global recessions. According to the World Bank, this reflects policy tightening aimed at containing very high inflation, worsening financial conditions, and continued disruptions from Russia’s invasion of Ukraine. The report also notes that further negative shocks – such as higher inflation, even tighter policy, financial stress, deeper weakness in major economies, or rising geopolitical tensions – could push the global economy into recession. The World Bank predicts that global growth is expected to decelerate sharply to 1.7% in 2023 and increase modestly to 2.7% in 2024. A downturn in growth could negatively and materially affect future demand for our products and services in general, in certain geographic regions, in particular countries, or industry sectors, or could reduce demand for our in-person conferences. In addition, U.S. federal, state and local government spending limits may reduce demand for our products and services from those governmental agencies as well as organizations that receive funding from those agencies and could negatively affect macroeconomic conditions in the United States, which could further reduce demand for our products and services. Such difficulties could negatively impact our ability to maintain or improve the various business measurements we utilize (which are defined in this Annual Report), such as contract value and consulting backlog growth, client retention, wallet retention, consulting utilization rates, and the number of attendees and exhibitors at our conferences and other meetings. Failure to achieve acceptable levels of these indicators or improve them will negatively impact our financial condition, results of operations, and cash flows.

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

The COVID-19 pandemic had a material adverse impact on our operations and financial performance, specifically our Conferences segment, and may continue to have an adverse impact on our operations. We face challenges from evolving factors related to the COVID-19 pandemic that are not within our control, remain uncertain and to which we may not effectively respond. For example, our operations span numerous locations around the world, and many local governments and countries may impose various restrictions on our employees, partners and customers’ physical movement to limit the spread of COVID-19. These restrictions are constantly changing, and we cannot predict how long and to what extent they will continue. We also face increased operational hurdles as we make efforts to promote employee health and safety, including limiting travel and implementing a hybrid virtual-first work policy, meaning that most of our employees will have the option to work remotely at least some of the time, for the foreseeable future.

Additionally, for the continuing risks we face in our Conferences segment related to COVID-19, please refer above to the risk factor “The profitability and success of our conferences and other meetings are subject to external factors beyond our control.”

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

Our business could be negatively impacted by climate change. While we seek to mitigate the business risks associated with climate change for our operations, there are inherent climate-related risks wherever business is conducted. Access to clean water and reliable energy in the communities where we conduct our business, whether for our offices, clients, vendors or other stakeholders is a priority. We have large offices in Connecticut, Florida, India, the United Kingdom, Spain and Australia, and other locations that are vulnerable to climate change effects. Changing market dynamics, global policy developments, and the increasing frequency and impact of extreme weather events on critical infrastructure in the U.S. and elsewhere have the potential to disrupt our business, the business of our vendors, and the business clients, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations.

Failure to achieve ESG commitments or meet stakeholder expectations in ESG could harm our reputation. We have committed to achieve net-zero greenhouse gas emissions by 2035 in accordance with the SBTi's Net-Zero Standard. Our ability to achieve this and other ESG goals is subject to numerous risks outside of our control. Our failure to achieve them or continue practices that meet evolving stakeholder expectations in ESG could harm our reputation, adversely affect our ability to attract and retain employees or clients and expose us to increased scrutiny from investors and regulatory authorities.

Legal and Regulatory Risks

Our failure to comply with complex U.S. and foreign laws and regulations could have a material adverse effect on our operations or financial condition. Our business and operations may be conducted in countries where corruption has historically penetrated the economy. It is our policy to comply, and to require our local partners, distributors, agents, and those with whom we do business to comply, with all applicable anti-bribery and anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act, the UK Bribery Act, regulations established by the Office of Foreign Assets Control (OFAC) and with applicable local laws of the foreign countries in which we operate. There can be no assurance that all of our employees, contractors and agents will comply with the Company’s policies that mandate compliance with these laws. Any determination that we have violated or are responsible for violations of these laws, even if inadvertent, could be costly and disrupt our business, which could have a material adverse effect on our business, results of operations, financial condition, liquidity and cash flows, as well as on our reputation. For example, during the second half of 2018 we fully cooperated with a South African government commission established to review a wide range of issues related to the country’s revenue service, including the procurement and fulfillment of consulting agreements we entered into with the revenue service through a sales agent from late 2014 through early 2017. In parallel, we commenced an internal investigation regarding this matter. We voluntarily disclosed the matter to the SEC and Department of Justice (DOJ) in November 2018. Since that time, we have cooperated fully with their review, and we are working toward a resolution. At this time, we do not believe the ultimate outcome of these matters will have a material effect on our financial results, however, an unexpected adverse resolution of these matters could negatively impact our financial condition, results of operations, and liquidity.

In addition, continuously evolving data protection laws and regulations, such as the European Union General Data Protection Regulation (GDPR) and the decision in the Schrems II case, the California Consumer Privacy Act (CCPA) and California Privacy Rights Act (CPRA), the Brazilian General Data Protection Law (LGPD), the Chinese Cybersecurity, Data Security and Personal Information laws and other new and proposed data protection laws, pose increasingly complex compliance challenges. We have implemented GDPR, CCPA, CPRA and LGPD compliance programs, as well as policies and processes to comply with the applicable Chinese data protection laws. In the meantime, Gartner will continue to maintain and rely upon our comprehensive global data protection compliance program, which includes administrative, technical, and physical controls to safeguard our associates’ and clients’ personal data. The interpretation and application of these laws in the United States, the EU, China and elsewhere are often uncertain, inconsistent and ever changing. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

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

We face risks related to taxation. We are a global company and a substantial amount of our earnings is generated outside of the United States and taxed at rates other than the U.S. statutory federal income tax rate. Our effective tax rate, financial position and results of operations could be adversely affected by earnings being higher than anticipated in jurisdictions with higher statutory tax rates and, conversely, lower than anticipated in jurisdictions that have lower statutory tax rates, by changes in the valuation of our deferred tax assets and/or by changes in tax laws or accounting principles and their interpretation by relevant authorities. Corporate tax reform, base-erosion efforts and tax transparency continue to be high priorities in many countries. Tax reform legislation is being proposed or enacted in a number of jurisdictions where we do business. The Organization for Economic Co-operation and Development (“the OECD”) has issued various proposals that would change long-standing global tax principles. These proposals include a two-pillar approach to global taxation (BEPS 2.0/ Pillar Two), focusing on global profit allocation and a global minimum tax rate. On December 12, 2022, the European Union member states agreed to implement the OECD’s global corporate minimum tax rate of 15%, to be effective as of January 2024. Other countries are also actively considering changes to their tax laws to adopt certain parts of the OECD’s proposals. In December 2022, South Korea enacted new global minimum tax rules to align with Pillar Two. The enactment of this and similar legislation could significantly increase our tax obligations in many countries where we do business. These actual, potential, and other changes, both individually and collectively, could materially increase our effective tax rate and negatively impact our financial position, results of operations, and cash flows. We will continue to monitor and reflect the impact of such legislative changes in future financial statements as appropriate.

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

Our corporate compliance program cannot guarantee that we are in compliance with all applicable laws and regulations. We operate in a number of countries, including emerging markets, and as a result we are required to comply with numerous, and in many cases, changing international and U.S. federal, state and local laws and regulations, including regulations relating to the ongoing Russia-Ukraine war. Accordingly, we have a corporate compliance program that includes the creation of appropriate policies defining employee behavior that mandate adherence to laws, employee training, annual affirmations, monitoring and enforcement. However, failure of any employee to comply with any of these laws, regulations or our policies, could result in a range of liabilities for the employee and for the Company, including, but not limited to, significant penalties and fines, sanctions and/or litigation, and the expenses associated with defending and resolving any of the foregoing, any of which could have a negative impact on our reputation and business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

As of December 31, 2022, we leased approximately 20 domestic and 65 international office properties for our ongoing business operations. These offices, which exclude certain properties that we sublease to others, support our executive and administrative activities, research and consulting, sales, systems support, operations, and other functions. Our corporate office is based in Stamford, Connecticut. We also maintain an important presence in: Fort Myers, Florida; Arlington, Virginia; Egham, the United Kingdom; Gurgaon, India; Irving, Texas; and Barcelona, Spain. The Company does not own any real property.

Our Stamford corporate headquarters is comprised of leased office space in two buildings located on the same campus. Our lease for the Stamford headquarters facility expires in 2027 and contains three five-year renewal options at fair value.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the New York Stock Exchange under the symbol “IT”. As of February 3, 2023, there were 969 holders of record of our common stock. Our 2023 Annual Meeting of Stockholders will be held virtually on June 1, 2023.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The equity compensation plan information set forth in Part III, Item 12 of this Annual Report on Form 10-K is hereby incorporated by reference into this Part II, Item 5.

SHARE REPURCHASES

In May 2015, our Board of Directors (the “Board”) authorized a share repurchase program to repurchase up to $1.2 billion of our common stock. The Board authorized incremental share repurchases of up to an additional $1.6 billion and $1.0 billion of the Company’s common stock during 2021 and 2022, respectively. On February 2, 2023, the Company's Board of Directors authorized incremental share repurchases of up to an additional $400 million of Gartner's common stock. The Company may repurchase its common stock from time-to-time in amounts, at prices and in the manner that the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended), accelerated share repurchases, private transactions or other transactions and will be funded by cash on hand and borrowings. Repurchases may also be made from time-to-time in connection with the settlement of the Company’s stock-based compensation awards. The table below summarizes the repurchases of our common stock during the three months ended December 31, 2022 pursuant to our share repurchase program and the settlement of stock-based compensation awards.

Period	Total Number of Shares Purchased (#)	Average Price Paid Per Share ($)	Total Number of Shares Purchased Under Announced Programs (#)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
October 1, 2022 to October 31, 2022	24,587	$279.60	24,196	$606,007
November 1, 2022 to November 30, 2022	9,392	320.65	—	606,007
December 1, 2022 to December 31, 2022	4,189	344.30	—	$606,007
Total for the quarter (1)	38,168	$296.80	24,196

(1)The repurchased shares during the three months ended December 31, 2022 included purchases for both the settlement of stock-based compensation awards and open market purchases.

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

This MD&A provides an analysis of our consolidated financial results, segment results and cash flows for 2022 and 2021 under the headings “Results of Operations,” “Segment Results” and “Liquidity and Capital Resources.” For a similar detailed discussion comparing 2021 and 2020, refer to those headings under Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

We operate in a very competitive and rapidly changing environment that involves numerous known and unknown risks and uncertainties, some of which are beyond our control. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future quarterly and annual revenues, operating income, results of operations and cash flows, as well as any forward-looking statement, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in our forward-looking statements include, among others, the following: the impact of general economic conditions, including inflation (and related monetary policy by governments in response to inflation), on economic activity and our operations; changes in macroeconomic and market conditions and market volatility, including interest rates and the effect on the credit markets and access to capital; the impact of global economic and geopolitical conditions, including inflation, recession and the COVID-19 pandemic; our ability to carry out our strategic initiatives and manage associated costs; our ability to recover potential claims under our event cancellation insurance; the timing of conferences and meetings, in particular our Gartner Symposium/Xpo series that normally occurs during the fourth quarter; our ability to achieve and effectively manage growth, including our ability to integrate our acquisitions and consummate and integrate future acquisitions; our ability to pay our debt obligations; our ability to maintain and expand our products and services; our ability to expand or retain our customer base; our ability to grow or sustain revenue from individual customers; our ability to attract and retain a professional staff of research analysts and consultants as well as experienced sales personnel upon whom we are dependent, especially in light of increasing labor competition; our ability to achieve continued customer renewals and achieve new contract value, backlog and deferred revenue growth in light of competitive pressures; our ability to successfully compete with existing competitors and potential new competitors; our ability to enforce and protect our intellectual property rights; additional risks associated with international operations, including foreign currency fluctuations; the impact on our business resulting from changes in international conditions, including those resulting from the war in Ukraine and current and future sanctions imposed by governments or other authorities; the impact of restructuring and other charges on our businesses and operations; cybersecurity incidents; risks associated with the creditworthiness, budget cuts, and shutdown of governments and agencies; our ability to meet ESG commitments; the impact of changes in tax policy (including the recently enacted Inflation Reduction Act of 2022) and heightened scrutiny from various taxing authorities globally; changes to laws and regulations; and other risks and uncertainties. The potential fluctuations in our operating income could cause period-to-period comparisons of operating results not to be meaningful and could provide an unreliable indication of future operating results. A description of the risk factors associated with our business is included under “Risk Factors” in Item 1A. of this Annual Report on Form 10-K, which is incorporated herein by reference.

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

We are a trusted advisor and an objective resource for more than 15,000 enterprises in approximately 90 countries and territories — across all major functions, in every industry and enterprise size.

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

Recent Events

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

On August 16, 2022, the Inflation Reduction Act of 2022 was enacted into law in the United States. The statute includes a 15% corporate alternative minimum tax on U.S. corporations with adjusted financial statement income in excess of $1.0 billion which is effective for taxable years beginning after December 31, 2022. The statute also includes a 1% excise tax on publicly traded U.S. corporations for the value of any of its stock that is repurchased by the corporation, excluding certain excepted repurchases. We do not expect it will have a material impact on our future U.S. tax expense, cash taxes and effective tax rate. We also do not expect it to have a material impact on the amount of potential future share repurchases.

In November 2022, we entered into a definitive agreement to sell our TalentNeuron business. As of December 31, 2022, the assets and liabilities of TalentNeuron were considered held for sale, resulting in $49.0 million of assets held for sale and $30.8 million of liabilities held for sale on the Consolidated Balance Sheet. The majority of the held for sale assets were goodwill, intangible assets, net and accounts receivable, with carrying amounts of $16.0 million, $9.5 million and $15.9 million, respectively, while the majority of the held for sale liabilities was deferred revenues, with a carrying amount of $27.1 million. TalentNeuron is included in our Research segment.

On February 2, 2023, we completed the sale of TalentNeuron for approximately $164.0 million, prior to final working capital adjustments.

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

We had total revenues of $5.5 billion in 2022, an increase of 16% compared to 2021 on a reported basis and 20% excluding the foreign currency impact. Net income increased to $807.8 million in 2022 from $793.6 million in 2021 and diluted earnings per share was $9.96 in 2022 compared to $9.21 in 2021.

Research revenues increased to $4.6 billion in 2022, an increase of 12% compared to 2021 on a reported basis and 16% excluding the foreign currency impact. The Research gross contribution margin was 74% in both 2022 and 2021. Contract value was $4.7 billion at December 31, 2022, an increase of 12% compared to December 31, 2021 on a foreign currency neutral basis.

Conferences revenues increased to $389.3 million in 2022, an increase of 82% compared to 2021 on a reported basis and 90% excluding the foreign currency impact. The Conferences gross contribution margin was 54% and 62% in 2022 and 2021, respectively. We held 25 in-person and 16 virtual conferences in 2022, and 39 virtual conferences in 2021.

Consulting revenues increased to $481.8 million in 2022, an increase of 15% compared to 2021 on a reported basis and 22% excluding the foreign currency impact. The Consulting gross contribution margin was 39% and 38% in 2022 and 2021, respectively. Backlog was $139.7 million at December 31, 2022.

Cash provided by operating activities was $1.1 billion and $1.3 billion during 2022 and 2021, respectively. As of December 31, 2022, we had $698.0 million of cash and cash equivalents and approximately $1.0 billion of available borrowing capacity on our revolving credit facility. During 2022, we repurchased 3.8 million shares of the Company’s common stock for an aggregate purchase price of approximately $1.0 billion.

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

	Year Ended December 31, 2022	Year Ended December 31, 2021	Increase (Decrease)	Percentage Increase (Decrease)
Total revenues	$5,475,846	$4,733,962	$741,884	16%
Costs and expenses:
Cost of services and product development	1,693,771	1,444,093	249,678	17
Selling, general and administrative	2,480,944	2,155,658	325,286	15
Depreciation	93,410	102,802	(9,392)	(9)
Amortization of intangibles	98,536	109,603	(11,067)	(10)
Acquisition and integration charges	9,079	6,055	3,024	50
Operating income	1,100,106	915,751	184,355	20
Interest expense, net	(121,323)	(116,620)	4,703	4
Gain on event cancellation insurance claims	—	152,310	(152,310)	nm
Other income, net	48,412	18,429	29,983	163
Less: Provision for income taxes	219,396	176,310	43,086	24
Net income	$807,799	$793,560	$14,239	2%
nm = not meaningful

Total revenues for 2022 were $5.5 billion, an increase of $741.9 million compared to 2021, or 16% on a reported basis and 20% excluding the foreign currency impact. The tables below present (i) revenues by geographic region (based on where the sale is fulfilled) and (ii) revenues by segment for the years indicated (in thousands).

Primary Geographic Market	Year Ended December 31, 2022	Year Ended December 31, 2021	Increase	Percentage Increase
United States and Canada	$3,619,382	$3,048,902	$570,480	19%
Europe, Middle East and Africa	1,234,659	1,130,979	103,680	9
Other International	621,805	554,081	67,724	12
Total revenues	$5,475,846	$4,733,962	$741,884	16%

Segment	Year Ended December 31, 2022	Year Ended December 31, 2021	Increase	Percentage Increase
Research	$4,604,791	$4,101,392	$503,399	12%
Conferences	389,273	214,449	174,824	82
Consulting	481,782	418,121	63,661	15
Total revenues	$5,475,846	$4,733,962	$741,884	16%

Refer to the section of this MD&A below entitled “Segment Results” for a discussion of revenues and results by segment.

Cost of services and product development was $1.7 billion in 2022, an increase of $249.7 million compared to 2021, or 17% on a reported basis and 21% excluding the foreign currency impact. The increase in Cost of services and product development was primarily due to: (i) increased compensation costs as a result of higher headcount, (ii) increased conference related expenses, due to the return to in-person destination conferences and (iii) increased research program expenses. Cost of services and product development as a percent of revenues was 31% for both 2022 and 2021, respectively.

Selling, general and administrative (“SG&A”) expense was $2.5 billion in 2022, an increase of $325.3 million compared to 2021, or 15% on a reported basis and 19% excluding the foreign currency impact. The increase in SG&A during the year ended December 31, 2022, as compared to the prior fiscal year, was primarily due to higher personnel costs in the current year, including higher salary expense due to increased headcount, as well as higher commission expense, following strong contract value growth in 2021, which is amortized as the related revenue is recognized. These increases were partially offset by a reduction in facilities expense, related to a reduction of our real estate footprint. We expect to continue to evaluate our real estate footprint globally. If we determine there is any additional excess property, there is no assurance that we will be able to sublease any such excess properties or that we will not incur costs in connection with such exit activities, which may be material. During 2022, we incurred charges associated with the impairment of right-of-use assets and other long-lived assets, related to certain office locations we no longer intend to use, of $54.0 million, compared to $49.5 million in 2021. The year ended December 31, 2021 also included expenses related to cancelled conferences.

The number of quota-bearing sales associates in Global Technology Sales increased by 18% to 3,630 and in Global Business Sales increased by 22% to 1,144, compared to December 31, 2021. On a combined basis, the total number of quota-bearing sales associates increased by 19% when compared to December 31, 2021. SG&A expense as a percent of revenues was 45% and 46% during 2022 and 2021, respectively.

Depreciation decreased by 9% during 2022 compared to 2021. The decrease for the year ended December 31, 2022 was primarily due to a reduction in leasehold improvements depreciation as a result of the impairment losses recorded in the fourth quarter of 2021 and the year ended December 31, 2022.

Amortization of intangibles decreased by 10% during 2022 compared to 2021 due to certain intangible assets that became fully amortized in 2021.

Acquisition and integration charges increased by $3.0 million during the year ended December 31, 2022, compared to the same period in 2021. The increase is primarily due to expenses related to the pending divestiture of our TalentNeuron business.

Operating income was $1.1 billion and $915.8 million during 2022 and 2021, respectively. The increase in operating income was due to increased revenue, partially offset by an increase in cost of services and product development and selling, general and administrative expenses.

Interest expense, net increased by $4.7 million during 2022 compared to 2021. The increase in interest expense, net was primarily due to an increase in debt as a result of the issuance of the 2029 Notes in June 2021 and higher interest rates on our term loan, partially offset by increased interest income, as well as lower interest expense due to the maturation of $700.0 million in fixed-for-floating interest rate swap contracts in March 2022.

Gain on event cancellation insurance claims of $152.3 million during the year ended December 31, 2021 reflected proceeds, net of expense recoveries, related to the 2020 conference cancellation insurance claims.

Other income, net for the years presented herein included the net impact of foreign currency gains and losses from our hedging activities, as well as sales of certain state tax credits and the recognition of other tax incentives. During 2022 and 2021, Other income, net included a $52.3 million and a $20.2 million gain on de-designated interest rate swaps, respectively.

Provision for income taxes was $219.4 million and $176.3 million during 2022 and 2021, respectively, with an effective income tax rate of 21.4% and 18.2% for 2022 and 2021, respectively. The 2021 effective tax rate includes a benefit of approximately $54.1 million from intercompany sales of certain intellectual property, while no such benefit occurred in 2022. This benefit represents the value of future tax deductions for amortization of the assets in the acquiring jurisdiction, net of any tax recognized in the selling jurisdiction. The Company’s intellectual property footprint continues to evolve and may result in tax rate volatility in the future. Note 12 — Income Taxes in the Notes to Consolidated Financial Statements provides additional information regarding the Company’s income taxes.

Net income was $807.8 million and $793.6 million during 2022 and 2021, respectively. Additionally, our diluted net income per share increased by $0.75 in 2022 compared to 2021. These year-over-year changes reflect the increase in our 2022 operating income and higher Other income, net, partially offset by the gain on event cancellation insurance claims recognized in 2021 and increased income tax expense in 2022 compared to 2021.

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

Reportable Segments

The sections below present the results of the Company’s three reportable business segments: Research, Conferences and Consulting.

Research

	The Year Ended December 31, 2022	The Year Ended December 31, 2021	Increase (Decrease)		Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$4,604,791	$4,101,392	$503,399		12%
Gross contribution (1)	$3,414,574	$3,036,925	$377,649		12%
Gross contribution margin	74%	74%	—	point	—
Business Measurements:
Global Technology Sales (2):
Contract value (1), (3)	$3,632,200	$3,300,600	$331,600		10%
Client retention	86%	86%	—	point	—
Wallet retention	105%	106%	(1)	point	—
Global Business Sales (2):
Contract value (1), (3)	$1,028,200	$864,600	$163,600		19%
Client retention	89%	87%	2	points	—
Wallet retention	112%	115%	(3)	points	—

(1)Dollars in thousands.
(2)Global Technology Sales includes sales to users and providers of technology. Global Business Sales includes sales to all other functional leaders.
(3)Contract values are on a foreign exchange neutral basis. Contract values as of December 31, 2021 have been calculated using the same foreign currency rates as 2022.

Research revenues increased by $503.4 million during 2022 compared to 2021, or 12% on a reported basis and 16% excluding the foreign currency impact. The gross contribution margin was 74% in both 2022 and 2021. The increase in revenues during 2022 was primarily due to strong Research contract value growth in 2021 and 2022.

Contract value increased to $4.7 billion at December 31, 2022, or 12% compared to December 31, 2021 on a foreign currency neutral basis. All industry sectors grew at double-digit rates, other than technology and media, which grew at high single digit rates. The fastest growth was in the transportation, retail and manufacturing sectors. Global Technology Sales (“GTS”) contract value increased by 10% at December 31, 2022 when compared to December 31, 2021. The increase in GTS contract value was primarily due to new business from new and existing clients. GTS contract value increased by double-digits for the majority of sectors. Global Business Sales (“GBS”) contract value increased by 19% year-over-year, also primarily driven by new business from new and existing clients. Nearly all of our GBS practices achieved double-digit growth rates, with the majority of enterprise size and sectors growing more than 15% year-over-year.

GTS client retention was 86% as of both December 31, 2022 and 2021, while wallet retention was 105% and 106%, as of December 31, 2022 and 2021, respectively. GBS client retention was 89% and 87% as of December 31, 2022 and 2021, respectively, while wallet retention was 112% and 115% as of December 31, 2022 and 2021, respectively.

Conferences

	The Year Ended December 31, 2022	The Year Ended December 31, 2021	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$389,273	$214,449	$174,824	82%
Gross contribution (1)	$210,726	$133,748	$76,978	58%
Gross contribution margin	54%	62%	(8) points	—
Business Measurements:
Number of destination conferences (2)	41	39	2	5%
Number of destination conferences attendees (2)	60,104	57,145	2,959	5%

(1)Dollars in thousands.
(2)Includes both virtual and in-person conferences. Single day, local meetings are excluded.

Conferences revenues increased by $174.8 million during 2022 compared to 2021, or 82% on a reported basis and 90% excluding the foreign currency impact. We re-launched in-person destination conferences during the second quarter of 2022 and expect to hold in-person destination conferences in future periods as conditions permit. We held 25 in-person destination conferences and 16 virtual conferences during the year ended December 31, 2022. We held 39 virtual conferences during the year ended December 31, 2021. The increase in revenues for the year ended December 31, 2022 was primarily due the return to in-person destination conferences. The segment gross contribution margin was 54% and 62% in 2022 and 2021, respectively. The lower gross contribution margin during 2022 was primarily due to the return to in-person destination conferences. We expect Conferences gross contribution margin to decrease from 2021 and 2022 levels as the mix of in-person destination conferences increases.

Consulting

	As Of And For The Year Ended December 31, 2022	As Of And For The Year Ended December 31, 2021	Increase (Decrease)		Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$481,782	$418,121		$63,661	15%
Gross contribution (1)	$189,834	$158,843		$30,991	20%
Gross contribution margin	39%	38%	1	point	—
Business Measurements:
Backlog (1), (2)	$139,700	$113,000		$26,700	24%
Average billable headcount	827	749	78		10%
Consultant utilization	70%	68%	2	points	—

(1)Dollars in thousands.
(2)Backlog is on a foreign currency neutral basis. Backlog as of December 31, 2021 has been calculated using the same foreign currency rates as 2022. We changed our method of calculating backlog beginning in 2022 to include multi-year contracts.

Consulting revenues increased 15% during 2022 compared to 2021 on a reported basis and 22% excluding the foreign currency impact. The increase in revenues on a reported basis was due to a 13% increase in labor-based consulting, and a 25% increase in contract optimization. Contract optimization revenue may vary significantly and, as such, 2022 revenues may not be indicative of future results. The segment gross contribution margin was 39% and 38% in 2022 and 2021, respectively. The increase in gross contribution margin during 2022 was primarily due to the increase in revenue.

Backlog increased by $26.7 million, or 24%, from December 31, 2021 to December 31, 2022. The change in our method of calculating backlog noted above contributed approximately 13 percentage points to the backlog growth rate.

LIQUIDITY AND CAPITAL RESOURCES

We finance our operations through cash generated from our operating activities and borrowings. Note 6 — Debt in the Notes to Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations. At December 31, 2022, we had $698.0 million of cash and cash equivalents and approximately $1.0 billion of available borrowing capacity on the revolving credit facility under our 2020 Credit Agreement. We believe that the Company has adequate liquidity and access to capital markets to meet its currently anticipated needs for both the next twelve months and the foreseeable future.

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

Our cash and cash equivalents are held in numerous locations throughout the world with 30% held overseas at December 31, 2022. The Company intends to reinvest substantially all of its accumulated undistributed foreign earnings, except in instances where repatriation would result in minimal additional tax.

The table below summarizes the changes in the Company’s cash balances for the years indicated (in thousands).

	Year Ended December 31,		Increase (Decrease)
	2022	2021
Cash provided by operating activities	$1,101,422	$1,312,470	$(211,048)
Cash used in investing activities	(117,558)	(80,467)	(37,091)
Cash used in financing activities	(1,027,442)	(1,157,609)	130,167
Net (decrease) increase in cash and cash equivalents and restricted cash	(43,578)	74,394	(117,972)
Effects of exchange rates	(18,425)	(26,375)	7,950
Beginning cash and cash equivalents and restricted cash	760,602	712,583	48,019
Ending cash and cash equivalents and restricted cash	$698,599	$760,602	$(62,003)

Operating

Cash provided by operating activities was $1.1 billion and $1.3 billion in 2022 and 2021, respectively. The year-over-year decrease was primarily due to $166.9 million of insurance proceeds received in the 2021 period related to 2020 event cancellation claims, as well as higher commission and interest payments in 2022, partially offset by reduced income tax payments.

Investing

Cash used in investing activities was $117.6 million and $80.5 million in 2022 and 2021, respectively. The increase from 2021 to 2022 was the result of increased capital expenditures primarily due to higher capitalized software and computer equipment additions, partially offset by lower spending on acquisitions.

Financing

Cash used in financing activities was $1.0 billion and $1.2 billion in 2022 and 2021, respectively. During the 2022 period, we used $1.0 billion of cash for share repurchases and paid a net $5.9 million in debt principal repayments. During the 2021 period, we issued $600.0 million of 3.625% Senior Notes due 2029, and repaid $100.0 million on our term loan facility under the 2020 Credit Agreement with a portion of the proceeds from the issuance of the 2029 Notes. During 2021, we used $1.7 billion for share repurchases. Additionally during 2021, we paid $7.3 million in deferred financing fees related to our financing activities. See Note 6 — Debt in the Notes to Consolidated Financial Statements provides additional information regarding the Company’s financing activities in 2021.

OBLIGATIONS AND COMMITMENTS

Debt

As of December 31, 2022, the Company had $2.5 billion of principal amount of debt outstanding. Note 6 — Debt in the Notes to Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations.

Off-Balance Sheet Arrangements

Through December 31, 2022, the Company has not entered into any material off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

Contractual Cash Commitments

The table below summarizes the Company’s future contractual cash commitments as of December 31, 2022 (in thousands).

Commitment Description	Due In Less Than 1 Year	Due In 2-3 Years	Due In 4-5 Years	Due In More Than 5 Years	Total
Debt – principal, interest, and commitment fees (1)	$114,557	$482,490	$178,861	$2,361,026	$3,136,934
Operating leases (2)	148,675	247,687	218,485	299,612	914,459
Deferred compensation arrangements (3)	10,352	13,814	10,115	62,360	96,641
Other (4)	26,715	59,813	133,758	45,954	266,240
Totals	$300,299	$803,804	$541,219	$2,768,952	$4,414,274

(1)Principal repayments of the Company’s debt obligations were classified in the above table based on the contractual repayment dates. Interest payments were based on the effective interest rates as of December 31, 2022. Commitment fees were based on unused balances and commitment rates as of December 31, 2022. Note 6 — Debt in the Notes to Consolidated Financial Statements provides information regarding the Company’s debt obligations and interest rate swap contracts.
(2)The Company leases various facilities, automobiles, computer equipment and other assets under non-cancelable operating lease agreements expiring between 2023 and 2038. The total commitment excludes approximately $252.3 million of estimated future cash receipts from the Company’s subleasing arrangements. Note 1 — Business and Significant Accounting Policies and Note 7 — Leases in the Notes to Consolidated Financial Statements provide additional information regarding the Company’s leases.
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

RECENTLY ISSUED ACCOUNTING STANDARDS

The FASB has issued accounting standards that had not yet become effective as of December 31, 2022 and may impact the Company’s consolidated financial statements or its disclosures in future periods. Note 1 — Business and Significant Accounting Policies in the Notes to Consolidated Financial Statements provides information regarding those accounting standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK

As of December 31, 2022, the Company had $2.5 billion in total debt principal outstanding. Note 6 — Debt in the Notes to Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations.

Approximately $282.0 million of the Company’s total debt outstanding as of December 31, 2022 was based on a floating base rate of interest, which potentially exposes the Company to increases in interest rates. However, we reduce our overall exposure to interest rate increases through our interest rate swap contract, which effectively convert the floating base interest rates on all of our variable rate borrowings to fixed rates.

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

Translation risk arises as our foreign currency assets and liabilities are translated into U.S. dollars because the functional currencies of our foreign operations are generally denominated in the local currency. Adjustments resulting from the translation of these assets and liabilities are deferred and recorded as a component of stockholders’ equity. A measure of the potential impact of foreign currency translation can be determined through a sensitivity analysis of our cash and cash equivalents. At December 31, 2022, we had $698.0 million of cash and cash equivalents, with a substantial portion denominated in foreign currencies. If the exchange rates of the foreign currencies we hold all changed in comparison to the U.S. dollar by 10%, the amount of cash and cash equivalents we would have reported on December 31, 2022 could have increased or decreased by approximately $42.9 million. The translation of our foreign currency revenues and expenses historically has not had a material impact on our consolidated earnings because movements in and among the major currencies in which we operate tend to impact our revenues and expenses fairly equally. However, our earnings could be impacted during periods of significant exchange rate volatility, or when some or all of the major currencies in which we operate move in the same direction against the U.S. dollar.

Transaction risk arises when we enter into a transaction that is denominated in a currency that may differ from the local functional currency. As these transactions are translated into the local functional currency, a gain or loss may result, which is recorded in current period earnings. We typically enter into foreign currency forward exchange contracts to mitigate the effects of some of this foreign currency transaction risk. Our outstanding foreign currency forward exchange contracts as of December 31, 2022 had an immaterial net unrealized gain.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements for 2022, 2021 and 2020, together with the reports of KPMG LLP, our independent registered public accounting firm, are included herein in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Management conducted an evaluation, as of December 31, 2022, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed under the Exchange Act.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment was reviewed with the Audit Committee of the Board of Directors.

Based on its assessment of internal control over financial reporting, management has concluded that, as of December 31, 2022, Gartner’s internal control over financial reporting was effective. The effectiveness of management’s internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K in Part IV, Item 15.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required to be furnished pursuant to this item is incorporated by reference from the information set forth under the captions “The Board of Directors,” “Proposal One: Election of Directors,” “Executive Officers,” “Corporate Governance,” “Delinquent Section 16(a) Reports” (if necessary) and “Proxy and Voting Information — Available Information” in the Company’s 2023 Proxy Statement. See also Item 1. Business — Available Information.

ITEM 11. EXECUTIVE COMPENSATION.

The information required to be furnished pursuant to this item is incorporated by reference from the information set forth under the captions “Compensation Discussion & Analysis,” “Compensation Tables and Narrative Disclosures,” “The Board of Directors - Compensation of Directors,” “The Board of Directors - Director Compensation Table,” “Corporate Governance - Risk Oversight - Risk Assessment of Compensation Policies and Practices,” and “Corporate Governance - Compensation Committee” in the Company’s 2023 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required to be furnished pursuant to this item is incorporated by reference from the information set forth under the captions “Compensation Tables and Narrative Disclosures — Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2023 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required to be furnished pursuant to this item is incorporated by reference from the information set forth under the captions “Transactions With Related Persons” and “Corporate Governance — Director Independence” in the Company’s 2023 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required to be furnished pursuant to this item is incorporated by reference from the information set forth under the caption “Proposal Five: Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s 2023 Proxy Statement.

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

3. Exhibits

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
3.1(1)	Restated Certificate of Incorporation of the Company.

3.2(2)	By-laws of Gartner, Inc. (as amended through April 29, 2021).

4.1(3)	Indenture (including form of Notes), dated as of June 22, 2020, among Gartner, Inc., the guarantors named therein and U.S. Bank National Association, as a trustee, relating to the $800,000,000 aggregate principal amount of 4.500% Senior Notes due 2028.

4.2(4)	Indenture (including form of Notes), dated as of September 28, 2020, among Gartner, Inc., the guarantors named therein and U.S. Bank National Association, as a trustee, relating to the $800,000,000 aggregate principal amount of 3.750% Senior Notes due 2030.

4.3(4)	Amended and Restated Credit Agreement, dated as of September 28, 2020, among Gartner, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

4.4(4)	Amended and Restated Guarantee and Collateral Agreement, dated as of September 28, 2020, among Gartner, Inc. each subsidiary guarantor party thereto and JPMorgan Chase Bank, N.A.

4.5(5)	Indenture (including form of Notes), dated as of June 18, 2021, among Gartner, Inc., the guarantors named therein and U.S. Bank National Association, as a trustee, relating to the $600,000,000 aggregate principal amount of 3.625% Senior Notes due 2029.

4.6(6)+	Description of Gartner, Inc.’s Common Stock.

10.1(7)+	2011 Employee Stock Purchase Plan, as amended and restated, as of September 1, 2021.

10.2(8)+	Long-Term Incentive Plan, as amended and restated effective January 31, 2019.

10.3(8)+	Second Amended and Restated Employment Agreement between Eugene A. Hall and the Company dated as of February 14, 2019.

10.4(2)+	Amendment to Employment Agreement between Eugene A. Hall and the Company dated as of April 29, 2021.

10.5(9)+	Company Deferred Compensation Plan, effective January 1, 2009.

10.8(10)+	Form of 2020 Stock Appreciation Right Agreement for executive officers.

10.9(10)+	Form of 2020 Performance Stock Unit Agreement for executive officers.

10.10(11)+	Form of 2021 Stock Appreciation Right Agreement for executive officers.

10.11(11)+	Form of 2021 Performance Stock Unit Agreement for executive officers.

10.12(6)+	Form of 2022 Stock Appreciation Right Agreement for executive officers.

10.13(6)+	Form of 2022 Performance Stock Unit Agreement for executive officers.

10.14+*	Form of 2023 Stock Appreciation Right Agreement for executive officers.

10.15+*	Form of 2023 Performance Stock Unit Agreement for executive officers.

10.16(12)+	Form of Restricted Stock Unit Agreement for non-employee directors.

10.17(10)+	Enhanced Executive Rewards Policy.

10.18(13)+	Separation Agreement and Release of Claims, dated July 13, 2022, between the Company and Jules Kaufman

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (see Signature Page).

31.1*	Certification of chief executive officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of chief financial officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

104*	Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101).

*	Filed with this document.
+	Management compensation plan or arrangement.
(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 6, 2005.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 5, 2021.
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 23, 2020.
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2020.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 21, 2021.
(6)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on February 23, 2022.
(7)	Incorporated by reference from the Company’s Proxy Statement (Schedule 14A) filed on April 19, 2021.
(8)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on February 22, 2019.
(9)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on February 20, 2009.
(10)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on February 19, 2020.
(11)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on February 24, 2021.
(12)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 1, 2018.
(13)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 2, 2022.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Gartner, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 16, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Unrecognized tax benefits

As discussed in Note 1 to the consolidated financial statements, the Company recognizes the tax benefit from an uncertain tax position when it believes such position is more likely than not of being sustained if challenged. As of December 31, 2022, the Company has recorded gross unrecognized tax benefits of $137.2 million. Recognized tax positions are measured at the largest amount of benefit with greater than a 50 percent likelihood of being realized. The Company uses estimates and assumptions in determining the amount of unrecognized tax benefits.

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
February 16, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Gartner, Inc.:
Opinion on Internal Control Over Financial Reporting

We have audited Gartner, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 16, 2023 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

New York, New York
February 16, 2023

GARTNER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$697,999	$756,493
Fees receivable, net of allowances of $9,000 and $6,500, respectively	1,556,786	1,365,180
Deferred commissions	363,079	380,569
Prepaid expenses and other current assets	119,207	117,838
Assets held-for-sale	49,036	—
Total current assets	2,786,107	2,620,080
Property, equipment and leasehold improvements, net	264,581	273,562
Operating lease right-of-use assets	436,592	548,258
Goodwill	2,930,211	2,951,317
Intangible assets, net	584,714	714,418
Other assets	297,531	308,689
Total Assets	$7,299,736	$7,416,324
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,115,198	$1,134,814
Deferred revenues	2,443,762	2,238,035
Current portion of long-term debt	7,800	5,931
Liabilities held-for-sale	30,840	—
Total current liabilities	3,597,600	3,378,780
Long-term debt, net of deferred financing fees	2,453,607	2,456,833
Operating lease liabilities	597,267	697,766
Other liabilities	423,464	511,887
Total Liabilities	7,071,938	7,045,266
Stockholders’ Equity:
Preferred stock:
$0.01 par value, authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock:
$0.0005 par value, 250,000,000 shares authorized; 163,602,067 shares issued for both periods	82	82
Additional paid-in capital	2,179,604	2,074,896
Accumulated other comprehensive loss, net	(101,610)	(81,431)
Accumulated earnings	3,856,826	3,049,027
Treasury stock, at cost, 84,428,513 and 81,205,504 common shares, respectively	(5,707,104)	(4,671,516)
Total Stockholders’ Equity	227,798	371,058
Total Liabilities and Stockholders’ Equity	$7,299,736	$7,416,324

See Notes to Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Research	$4,604,791	$4,101,392	$3,602,892
Conferences	389,273	214,449	120,140
Consulting	481,782	418,121	376,371
Total revenues	5,475,846	4,733,962	4,099,403
Costs and expenses:
Cost of services and product development	1,693,771	1,444,093	1,345,024
Selling, general and administrative	2,480,944	2,155,658	2,038,963
Depreciation	93,410	102,802	93,925
Amortization of intangibles	98,536	109,603	125,059
Acquisition and integration charges	9,079	6,055	6,282
Total costs and expenses	4,375,740	3,818,211	3,609,253
Operating income	1,100,106	915,751	490,150
Interest income	4,880	1,893	2,087
Interest expense	(126,203)	(118,513)	(115,636)
Gain on event cancellation insurance claims	—	152,310	—
Loss on extinguishment of debt	—	—	(44,814)
Other income (expense), net	48,412	18,429	(5,654)
Income before income taxes	1,027,195	969,870	326,133
Provision for income taxes	219,396	176,310	59,388
Net income	$807,799	$793,560	$266,745

Net income per share:
Basic	$10.08	$9.33	$2.99
Diluted	$9.96	$9.21	$2.96
Weighted average shares outstanding:
Basic	80,178	85,026	89,315
Diluted	81,067	86,177	90,017

See Notes to Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)

	Year Ended December 31,
	2022	2021	2020
Net income	$807,799	$793,560	$266,745
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(39,679)	(6,621)	10,375
Interest rate swaps - net change in deferred gain or loss	17,075	21,781	(30,940)
Pension plans - net change in deferred actuarial gain or loss	2,425	2,637	(725)
Other comprehensive income (loss), net of tax	(20,179)	17,797	(21,290)
Comprehensive income	$787,620	$811,357	$245,455

See Notes to Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Accumulated Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2019	$82	$1,899,273	$(77,938)	$1,988,722	$(2,871,546)	$938,593
Net income	—	—	—	266,745	—	266,745
Other comprehensive loss	—	—	(21,290)	—	—	(21,290)
Issuances under stock plans	—	7,117	—	—	11,026	18,143
Common share repurchases	—	—	—	—	(174,303)	(174,303)
Stock-based compensation expense	—	62,540	—	—	—	62,540
Balance at December 31, 2020	82	1,968,930	(99,228)	2,255,467	(3,034,823)	1,090,428
Net income	—	—	—	793,560	—	793,560
Other comprehensive income	—	—	17,797	—	—	17,797
Issuances under stock plans	—	7,396	—	—	10,854	18,250
Common share repurchases	—	—	—	—	(1,647,547)	(1,647,547)
Stock-based compensation expense	—	98,570	—	—	—	98,570
Balance at December 31, 2021	82	2,074,896	(81,431)	3,049,027	(4,671,516)	371,058
Net income	—	—	—	807,799	—	807,799
Other comprehensive loss	—	—	(20,179)	—	—	(20,179)
Issuances under stock plans	—	14,142	—	—	8,154	22,296
Common share repurchases	—	—	—	—	(1,043,742)	(1,043,742)
Stock-based compensation expense	—	90,566	—	—	—	90,566
Balance at December 31, 2022	$82	$2,179,604	$(101,610)	$3,856,826	$(5,707,104)	$227,798

See Notes to Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended December 31,
	2022	2021	2020
Operating activities:
Net income	$807,799	$793,560	$266,745
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	191,946	212,405	218,984
Stock-based compensation expense	90,566	98,570	62,540
Deferred taxes	(30,702)	(41,567)	(53,190)
Loss on impairment of lease related assets, net	53,970	49,537	—
Loss on extinguishment of debt	—	—	44,814
Reduction in the carrying amount of operating lease right-of-use assets	70,086	75,125	81,851
Amortization and write-off of deferred financing fees	4,574	4,162	8,424
Amortization of deferred swap losses from de-designation	—	—	10,320
Gain on de-designated swaps	(52,308)	(20,204)	(2,157)
Changes in assets and liabilities, net of acquisitions and divestitures:
Fees receivable, net	(240,696)	(145,346)	99,409
Deferred commissions	5,574	(124,874)	8,656
Prepaid expenses and other current assets	(3,039)	(15,913)	37,895
Other assets	8,440	(18,287)	(8,950)
Deferred revenues	297,124	324,059	15,998
Accounts payable and accrued and other liabilities	(101,912)	121,243	111,939
Cash provided by operating activities	1,101,422	1,312,470	903,278
Investing activities:
Additions to property, equipment and leasehold improvements	(108,050)	(59,834)	(83,888)
Acquisitions - cash paid (net of cash acquired)	(9,508)	(22,939)	—
Other	—	2,306	—
Cash used in investing activities	(117,558)	(80,467)	(83,888)
Financing activities:
Proceeds from employee stock purchase plan	22,231	18,173	18,085
Proceeds from borrowings	—	600,000	2,000,000
Early redemption premium payment	—	—	(30,752)
Payments for deferred financing fees	—	(7,320)	(25,786)
Proceeds from revolving credit facility	—	—	332,000
Payments on revolving credit facility	—	(5,000)	(475,000)
Payments on borrowings	(5,931)	(107,915)	(2,058,469)
Purchases of treasury stock	(1,043,742)	(1,655,547)	(176,302)
Cash used in financing activities	(1,027,442)	(1,157,609)	(416,224)
Net (decrease) increase in cash and cash equivalents and restricted cash	(43,578)	74,394	403,166
Effects of exchange rates on cash and cash equivalents and restricted cash	(18,425)	(26,375)	28,581
Cash and cash equivalents and restricted cash, beginning of year	760,602	712,583	280,836
Cash and cash equivalents and restricted cash, end of year	$698,599	$760,602	$712,583

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$112,825	$101,885	$112,249
Income taxes, net of refunds received	$174,802	$253,379	$33,921

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

We are a trusted advisor and an objective resource for more than 15,000 enterprises in approximately 90 countries and territories — across all major functions, in every industry and enterprise size.

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

The fiscal year of Gartner is the twelve-month period from January 1 through December 31. All references to 2022, 2021 and 2020 herein refer to the fiscal year unless otherwise indicated. When used in these notes, the terms “Gartner,” the “Company,” “we,” “us” or “our” refer to Gartner, Inc. and its consolidated subsidiaries.

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

Business acquisitions. The Company accounts for business acquisitions in accordance with the acquisition method of accounting as prescribed by FASB ASC Topic 805, Business Combinations. The acquisition method of accounting requires the Company to record the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with certain exceptions. Any excess of the consideration transferred over the estimated fair value of the net assets acquired, including identifiable intangible assets, is recorded as goodwill. Under the acquisition method, the operating results of acquired companies are included in the Company’s Consolidated Financial Statements beginning on the date of acquisition. The Company completed business acquisitions in both 2022 and 2021. Note 2 — Acquisitions and Divestiture provides additional information regarding those business acquisitions.
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

Charges that are directly related to the Company’s acquisitions and divestitures are expensed as incurred and classified as Acquisition and integration charges in the Consolidated Statements of Operations. Note 2 — Acquisitions and Divestiture provides additional information regarding the Company’s Acquisition and integration charges.

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

Allowance for losses. The Company estimates uncollectible amounts on its fees receivable using a historical loss rate method.

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

	December 31,
	2022	2021	2020	2019
Cash and cash equivalents	$697,999	$756,493	$712,583	$280,836
Restricted cash classified in (1):
Prepaid expenses and other current assets	—	4,109	—	—
Other assets	600	—	—	—
Cash and cash equivalents and restricted cash per the Consolidated Statements of Cash Flows	$698,599	$760,602	$712,583	$280,836

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

Leases. ASC 842 requires accounting for leases under a right-of-use model whereby a lessee must record a right-of-use asset and a related lease liability on its balance sheet for most of its leases. Under ASC 842, leases are classified as either operating or finance arrangements, with such classification affecting the pattern of expense recognition in an entity’s income statement. For operating leases, ASC 842 requires recognition in an entity’s income statement of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. During the years ended December 31, 2022 and 2021, as a result and in consideration of the changing nature of the Company’s use of office space for its workforce and the transitioning to a virtual-first hybrid, remote-work environment, the Company evaluated its existing real estate lease portfolio. As a result of the evaluation, the Company recognized impairment losses of $54.0 million and $49.5 million during the years ended December 31, 2022 and 2021, respectively. Note 7 — Leases provides additional information regarding the Company’s leases.

Property, equipment and leasehold improvements. Equipment, leasehold improvements and other fixed assets owned by the Company are recorded at cost less accumulated depreciation and amortization. Fixed assets, other than leasehold improvements, are depreciated using the straight-line method over the estimated useful life of the underlying asset. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the improvement or the remaining term of the related lease. Depreciation and amortization expense for fixed assets was $93.4 million, $102.8 million and $93.9 million in 2022, 2021 and 2020, respectively. Property, equipment and leasehold improvements, net are presented in the table below (in thousands).

	Useful Life	December 31,
Category	(Years)	2022	2021
Computer equipment and software	2 - 7	$258,843	$304,386
Furniture and equipment	3 - 8	89,559	97,050
Leasehold improvements	2 - 15	220,509	253,451
Total cost		568,911	654,887
Less — accumulated depreciation and amortization		(304,330)	(381,325)
Property, equipment and leasehold improvements, net		$264,581	$273,562

The Company incurs costs to develop internal-use software used in its operations. Certain of those costs that meet the criteria in FASB ASC Topic 350, Intangibles - Goodwill and Other are capitalized and amortized over future periods. Net capitalized internal-use software development costs were $84.0 million and $65.5 million at December 31, 2022 and 2021, respectively, and are included in Computer equipment and software in the table above. Amortization expense for capitalized internal-use software development costs, which is included with Depreciation in the Consolidated Statements of Operations, totaled $39.6 million, $34.6 million and $28.9 million in 2022, 2021 and 2020, respectively.

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

The Company’s most recent annual impairment test of goodwill was a qualitative analysis conducted during the quarter ended September 30, 2022 that indicated no impairment. Subsequent to completing the 2022 annual impairment test, no events or changes in circumstances were noted that required an interim goodwill impairment test. Note 3 — Goodwill and Intangible Assets provides additional information regarding the Company’s goodwill.

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

Currency transaction gains or losses arising from transactions denominated in currencies other than the functional currency of a subsidiary are recognized in results of operations as part of Other income (expense), net in the Consolidated Statements of Operations. The Company had net currency transaction gains (losses) of $25.6 million, $(3.7) million and $12.5 million in 2022, 2021 and 2020, respectively. The Company enters into foreign currency forward exchange contracts to mitigate the effects of adverse fluctuations in foreign currency exchange rates on certain transactions. Those contracts generally have short durations and are recorded at fair value with both realized and unrealized gains and losses recorded in Other income (expense), net. The net loss from foreign currency forward exchange contracts was $31.9 million, $1.4 million and $14.1 million in 2022, 2021 and 2020, respectively. Note 13 — Derivatives and Hedging provides additional information regarding the Company’s foreign currency forward exchange contracts.

Fair value disclosures. The Company has a limited number of assets and liabilities that are adjusted to fair value at each balance sheet date. The Company’s required fair value disclosures are provided at Note 14 — Fair Value Disclosures.

Concentrations of credit risk. Assets that may subject the Company to concentration of credit risk consist primarily of short-term, highly liquid investments classified as cash equivalents, fees receivable, contract assets, interest rate swaps and a pension reinsurance asset. The majority of the Company’s cash equivalent investments and its interest rate swap contracts are with investment grade commercial banks. Fees receivable and contract asset balances deemed to be collectible from customers have limited concentration of credit risk due to the Company’s diverse customer base and geographic dispersion. The Company’s pension reinsurance asset (see Note 15 — Employee Benefits) is maintained with a large international insurance company that was rated investment grade as of December 31, 2022 and 2021.

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

Adoption of new accounting standards. The Company adopted the accounting standard described below during 2022.

Business Combinations — In October 2021, the FASB issued ASU No. 2021-08, Business Combinations, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU No. 2021-08”). ASU No. 2021-08 provides guidance for a business combination on how to recognize and measure contract assets and contract liabilities from revenue contracts with customers and other contracts that apply the provisions of ASC Topic 606, Revenue from Contracts with Customers. Specifically, the proposed amendments would require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606. Generally, this would result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements (if the acquiree prepared financial statements in accordance with U.S. GAAP). The rule will be effective for public entities on January 1, 2023, with early adoption permitted. Gartner elected to adopt ASU No. 2021-08 effective January 1, 2022. ASU No. 2021-08 will not impact acquired contract assets or liabilities from business combinations occurring prior to January 1, 2022, and the impact in future periods will depend on the contract assets and contract liabilities acquired in future business combinations.

Government Assistance — In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance (“ASU No. 2021-10”). ASU No, 2021-10 requires business entities to annually disclose information about certain government assistance they receive. The rule will be effective for public entities for annual periods beginning after December 15, 2021. The Company adopted ASU No. 2021-10 in 2022 and the adoption did not have a material impact on the Company’s financial statement disclosures.

Accounting standard issued but not yet adopted. The FASB has issued an accounting standard that has not yet become effective as of December 31, 2022 and may impact the Company’s Consolidated Financial Statements or related disclosures in future periods. The standard and its potential impact are discussed below.

Reference Rate Reform — In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform—Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU No. 2020-04”). ASU No. 2020-04 provides that an entity can elect not to apply certain required modification accounting in U.S. GAAP to contracts where all changes to the critical terms relate to reference rate reform (e.g., the expected discontinuance of LIBOR and the transition to an alternative reference interest rate, etc.). In addition, the rule provides optional expedients and exceptions that enable entities to continue to apply hedge accounting for hedging relationships where one or more of the critical terms change due to reference rate reform. The rule became effective for all entities as of March 12, 2020 and will generally no longer be available to apply after December 31, 2022. ASU No. 2022-06, which was issued in December 2022, extended the deadline to December 31, 2024. The Company is currently evaluating the potential impact of ASU No. 2020-04, as amended by ASU No. 2022-06, on its Consolidated Financial Statements, including the rule’s potential impact on any debt modifications or other contractual changes in the future that may result from reference rate reform. However, the Company does not expect the adoption of ASU 2020-04, as amended by ASU No. 2022-06, to have a material impact on the Company’s Consolidated Financial Statements.

Note 2 — Acquisitions and Divestiture

Acquisitions

Year Ended December 31, 2022

In October 2022, the Company acquired 100% of the outstanding capital stock of UpCity, Inc. (“UpCity”), a privately-held company based in Chicago, Illinois, for an aggregate purchase price of $6.4 million. UpCity’s online marketplace helps small businesses by connecting them to ratings and reviews of more than 50,000 B2B service providers.

Year Ended December 31, 2021

In June 2021, the Company acquired 100% of the outstanding capital stock of Pulse Q&A Inc. (“Pulse”), a privately-held company based in San Francisco, California, for an aggregate purchase price of $29.9 million. Pulse is a technology-enabled community platform.

During 2021, the Company paid $22.9 million in cash for Pulse after considering the cash acquired with the business, amounts held in escrow and certain other purchase price adjustments. During the year ended December 31, 2022, the Company paid $4.1 million of deferred consideration held in escrow. In addition to the purchase price, the Company may also be required to pay up to $4.5 million in cash based on the continuing employment of certain key employees. Such amounts are recognized as compensation expense over three years post-acquisition and reported in Acquisition and integration charges in the Consolidated Statements of Operations.

The Company recorded $31.0 million of goodwill and finite-lived intangible assets and $1.1 million of liabilities on a net basis for the Pulse acquisition.

Pending Divestiture

In November 2022, the Company entered into a definitive agreement to sell its TalentNeuron business. As of December 31, 2022, the assets and liabilities of TalentNeuron were considered held for sale, resulting in $49.0 million of assets held for sale and $30.8 million of liabilities held for sale on the Consolidated Balance Sheet. The majority of the held for sale assets were goodwill, intangible assets, net and accounts receivable, with carrying amounts of $16.0 million, $9.5 million and $15.9 million, respectively, while the majority of the held for sale liabilities was deferred revenues, with a carrying amount of $27.1 million. TalentNeuron is included in the Company's Research segment.

On February 2, 2023, the Company completed the sale of TalentNeuron for approximately $164.0 million, prior to final working capital adjustments.

Acquisition and Integration Charges

The Company recognized $9.1 million, $6.1 million and $6.3 million of Acquisition and integration charges during 2022, 2021 and 2020, respectively. Acquisition and integration charges reflect additional costs and expenses resulting from the Company’s acquisitions and divestitures and include, among other items, professional fees, severance and stock-based compensation charges.

During 2021, the Company received $2.3 million cash proceeds from deferred consideration related to a 2018 divestiture.

Note 3 — Goodwill and Intangible Assets

Goodwill. The table below presents changes to the carrying amount of goodwill by segment during the two-year period ended December 31, 2022 (in thousands).

	Research	Conferences	Consulting	Total
Balance at December 31, 2020 (1)	$2,664,732	$184,091	$96,724	$2,945,547
Additions due to an acquisition (2)	11,486	—	—	11,486
Foreign currency translation impact	(5,284)	(70)	(362)	(5,716)
Balance at December 31, 2021 (1)	2,670,934	184,021	96,362	2,951,317
Additions due to an acquisition (2)	4,617	—	—	4,617
Reclassified as held-for-sale (3)	(16,000)	—	—	(16,000)
Foreign currency translation impact	(8,358)	(70)	(1,295)	(9,723)
Balance at December 31, 2022 (1)	$2,651,193	$183,951	$95,067	$2,930,211

(1)The Company does not have any accumulated goodwill impairment losses.
(2)The additions were due to the acquisition of Pulse in June 2021 and UpCity in October 2022 See Note 2 — Acquisitions and Divestiture for additional information.
(3)Represents amounts reclassified to Assets Held for Sale due to the pending divestiture of the Company’s TalentNeuron business. See Note 2 — Acquisitions and Divestiture for additional information. The amount of goodwill allocated to the pending divestiture was determined using a relative fair value approach.

Finite-lived intangible assets. Changes in finite-lived intangible assets during the two-year period ended December 31, 2022 are presented in the tables below (in thousands).

December 31, 2022	Customer Relationships	Technology-related	Other	Total
Gross cost at December 31, 2021	1,096,358	61,216	10,436	$1,168,010
Reclassified as held-for-sale (2)	—	(49,487)	—	(49,487)
Foreign currency translation impact	(35,817)	(529)	—	(36,346)
Gross cost	1,060,541	11,200	10,436	1,082,177
Accumulated amortization (3)	(486,260)	(5,600)	(5,603)	(497,463)
Balance at December 31, 2022	$574,281	$5,600	$4,833	$584,714

December 31, 2021	Customer Relationships	Technology-related	Content	Other	Total
Gross cost at December 31, 2020	$1,154,210	$110,597	$3,965	$10,614	$1,279,386
Additions due to an acquisition (1)	7,980	11,200	—	320	19,500
Intangible assets fully amortized	(61,422)	(60,685)	(3,965)	(498)	(126,570)
Foreign currency translation impact	(4,410)	104	—	—	(4,306)
Gross cost	1,096,358	61,216	—	10,436	1,168,010
Accumulated amortization (3)	(413,266)	(35,727)	—	(4,599)	(453,592)
Balance at December 31, 2021	$683,092	$25,489	$—	$5,837	$714,418

(1)The additions were due to the acquisition of Pulse in June 2021. See Note 2 — Acquisitions and Divestiture for additional information.

(2)Represents amounts reclassified to Assets Held for Sale due to the pending divestiture of the Company’s TalentNeuron business. See Note 2 — Acquisitions and Divestiture for additional information.
(3)Finite-lived intangible assets are amortized using the straight-line method over the following periods: Customer relationships—6 to 13 years; Technology-related—3 to 7 years; and Other —4 to 11 years.

Amortization expense related to finite-lived intangible assets was $98.5 million, $109.6 million and $125.1 million in 2022, 2021 and 2020, respectively. The estimated future amortization expense by year for finite-lived intangible assets is presented in the table below (in thousands).

2023	$90,771
2024	88,858
2025	80,191
2026	77,516
2027	76,908
2028 and thereafter	170,470
$584,714

Note 4 — Other Assets

The Company’s other assets are summarized in the table below (in thousands).

	December 31,
	2022	2021
Benefit plan-related assets	$99,527	$113,553
Non-current deferred tax assets	138,318	140,004
Other	59,686	55,132
Total other assets	$297,531	$308,689

Note 5 — Accounts Payable and Accrued and Other Liabilities

The Company’s Accounts payable and accrued liabilities are summarized in the table below (in thousands).

	December 31,
	2022	2021
Accounts payable	$83,225	$49,277
Payroll and employee benefits payable	221,242	233,704
Bonus payable	254,675	243,459
Commissions payable	168,042	201,397
Income tax payable	76,383	18,717
VAT payable	43,187	48,834
Current portion of operating lease liabilities	99,717	89,754
Other accrued liabilities	168,727	249,672
Total accounts payable and accrued liabilities	$1,115,198	$1,134,814

The Company’s Other liabilities are summarized in the table below (in thousands).

	December 31,
	2022	2021
Non-current deferred revenues	$39,115	$48,176
Long-term taxes payable	92,812	76,806
Benefit plan-related liabilities	124,378	139,097
Non-current deferred tax liabilities	139,531	181,789
Other	27,628	66,019
Total other liabilities	$423,464	$511,887

Note 6 — Debt

The Company’s total outstanding borrowings are summarized in the table below (in thousands).

	December 31,
Description	2022	2021
2020 Credit Agreement - Term loan facility (1)	$282,200	$287,600
2020 Credit Agreement - Revolving credit facility (1), (2)	—	—
Senior Notes due 2028 (“2028 Notes”) (3)	800,000	800,000
Senior Notes due 2029 (“2029 Notes”) (4)	600,000	600,000
Senior Notes due 2030 (“2030 Notes”) (5)	800,000	800,000
Other (6)	5,000	5,531
Principal amount outstanding (7)	2,487,200	2,493,131
Less: deferred financing fees (8)	(25,793)	(30,367)
Net balance sheet carrying amount	$2,461,407	$2,462,764

(1)The contractual annualized interest rate as of December 31, 2022 on the 2020 Credit Agreement Term loan facility and the Revolving credit facility was 5.81%, which consisted of a floating Eurodollar base rate of 4.438% plus a margin of 1.375%. However, the Company has interest rate swap contracts that effectively convert the floating Eurodollar base rates on outstanding amounts to a fixed base rate.
(2)The Company had approximately $1.0 billion of available borrowing capacity on the 2020 Credit Agreement revolver (not including the expansion feature) as of December 31, 2022.
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
(6)Consists of two State of Connecticut economic development loans. One of the loans originated in 2012, has a 10-year maturity and bears interest at a fixed rate of 3.00%. This loan had an outstanding balance of $0.5 million as of December 31, 2021 and matured as of December 31, 2022. The second loan, originated in 2019, has a 10-year maturity, bears interest at a fixed rate of 1.75% and may be repaid at any time by the Company without penalty.
(7)The weighted average annual effective rate on the Company’s outstanding debt for 2022, including the effects of its interest rate swaps discussed below, was 4.73%.
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

2020 Credit Agreement

The Company has a credit facility that currently provides for a $400.0 million Term loan facility and a $1.0 billion Revolving credit facility (the “2020 Credit Agreement”). The 2020 Credit Agreement contains certain customary restrictive loan covenants, including, among others, financial covenants that apply a maximum consolidated leverage ratio and a minimum consolidated interest expense coverage ratio. The Company was in compliance with all financial covenants as of December 31, 2022.

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

Interest Rate Swaps

As of December 31, 2022, the Company had one fixed-for-floating interest rate swap contract with a total notional value of $350.0 million that matures in 2025. The Company pays a base fixed rate of 3.04% and in return receives a floating Eurodollar base rate on 30-day notional borrowings. In June 2022, the Company terminated a fixed-for-floating interest rate swap contract with a notional value of $350.0 million, and received proceeds of $0.5 million. The Company had two other fixed-for-floating interest rate swap contracts with a total notional value of $700.0 million that matured during the three months ended March 31, 2022.

Effective June 30, 2020, the Company de-designated all of its interest rate swaps and discontinued hedge accounting. Accordingly, subsequent changes to the fair value of the interest rate swaps are recorded in Other income (expense), net. The amounts previously recorded in Accumulated other comprehensive loss are amortized into Interest expense over the terms of the hedged forecasted interest payments. As of December 31, 2022, $52.3 million is remaining in Accumulated other comprehensive loss, net. The interest rate swaps had unrealized fair values of $10.3 million and negative unrealized fair values (liabilities) of $53.7 million as of December 31, 2022 and December 31, 2021, respectively, of which $39.2 million and $56.3 million were recorded in Accumulated other comprehensive loss, net of tax effect, as of December 31, 2022 and December 31, 2021, respectively. See Note 14 — Fair Value Disclosures for the determination of the fair values of Company’s interest rate swaps.

Note 7 — Leases

The Company’s leasing activities are primarily for facilities under cancelable and non-cancelable lease agreements expiring during 2023 and through 2038. These facilities support the Company’s executive and administrative activities, research and consulting, sales, systems support, operations, and other functions. The Company also has leases for office equipment and other assets, which are not significant. Certain of the Company’s lease agreements include (i) renewal options to extend the lease term for up to ten years and/or (ii) options to terminate the agreement within one year. Additionally, certain of the Company’s lease agreements provide standard recurring escalations of lease payments for, among other things, increases in a lessor’s maintenance costs and taxes. Under some lease agreements, the Company may be entitled to allowances, free rent, lessor-financed tenant improvements and other incentives. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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
All of the Company’s leasing and subleasing activities are recognized in Selling, general and administrative expense in the Consolidated Statements of Operations. The table below presents the Company’s net lease cost and certain other information related to the Company’s leasing activities as of and for the years ended December 31, 2022, 2021 and 2020 (dollars in thousands).

	Year Ended December 31,
Description	2022	2021	2020
Operating lease cost (1)	$117,750	$130,383	$140,829
Variable lease cost (2)	15,209	17,940	17,463
Sublease income	(46,698)	(42,801)	(38,925)
Total lease cost, net (3) (4)	$86,261	$105,522	$119,367

Cash paid for amounts included in the measurement of operating lease liabilities	$137,399	$140,571	$137,790
Cash receipts from sublease arrangements	$46,159	$42,374	$38,565
Right-of-use assets obtained in exchange for new operating lease liabilities	$20,597	$33,113	$27,258

As of December 31,	2022	2021	2020
Weighted average remaining lease term for operating leases (in years)	7.9	8.7	9.6
Weighted average discount rate for operating leases	6.6%	6.5%	6.6%

(1)Included in operating lease cost was $41.9 million, $42.3 million and $42.2 million of costs for subleasing activities during 2022, 2021, and 2020 respectively.
(2)These amounts are primarily variable lease and nonlease costs that were not fixed at the lease commencement date or are dependent on something other than an index or a rate.
(3)The Company did not capitalize any initial direct costs for operating leases during 2022, 2021, or 2020.
(4)Amount excludes impairment charges of $54.0 million and $49.5 million, for the years ended December 31, 2022 and 2021, respectively, as discussed below.

As of December 31, 2022, the (i) maturities of operating lease liabilities under non-cancelable arrangements and (ii) estimated future sublease cash receipts from non-cancelable arrangements were as follows (in thousands):

	Operating	Sublease
	Lease	Cash
Period ending December 31,	Payments	Receipts
2023	$142,251	$52,286
2024	130,395	42,906
2025	114,233	43,226
2026	111,257	44,008
2027	107,228	44,889
Thereafter	299,612	25,022
Total future minimum operating lease payments and estimated sublease cash receipts (1)	904,976	$252,337
Imputed interest	(207,992)
Total operating lease liabilities per the Consolidated Balance Sheet	$696,984

(1)Approximately 80% of the operating lease payments pertain to properties in the United States.

The table below indicates where the discounted operating lease payments from the above table are classified in the Consolidated Balance Sheet (in thousands).

	December 31,
Description	2022	2021
Accounts payable and accrued liabilities	$99,717	$89,754
Operating lease liabilities	597,267	697,766
Total operating lease liabilities per the Consolidated Balance Sheet	$696,984	$787,520

During the years ended December 31, 2022 and 2021, as a result and in consideration of the changing nature of the Company’s use of office space for its workforce and the transitioning to a virtual-first hybrid, remote-work environment, the Company evaluated its existing real estate lease portfolio. This evaluation included the decision to abandon certain leased office spaces and the cease-use of certain other leased office spaces that the Company intends to sublease. In connection with this evaluation, the Company reviewed certain of its right-of-use assets and related other long-lived assets for impairment under ASC 360.

As a result of the evaluation, the Company recognized an impairment loss of $54.0 million and $49.5 million during the years ended December 31, 2022 and December 31, 2021, respectively, which is included as a component of Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. The impairment loss for the year ended December 31, 2022 includes $40.7 million related to right-of-use assets, and $13.3 million related to other long-lived assets, primarily leasehold improvements. The impairment loss for the fourth quarter of the year ended December 31, 2021 includes $50.9 million related to right-of-use assets, $17.9 million related to other long-lived assets, primarily leasehold improvements and a $19.3 million reduction in lease liabilities.

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

Note 8 — Stockholders’ Equity

Common stock. Holders of Gartner’s common stock, par value $0.0005 per share, are entitled to one vote per share on all matters to be voted by stockholders. The Company does not currently pay cash dividends on its common stock. Also, the 2020 Credit Agreement contains a negative covenant that may limit the Company’s ability to pay dividends. The table below summarizes transactions relating to the Company’s common stock for the three years ended December 31, 2022.

	Issued Shares	Treasury Stock Shares
Balance at December 31, 2019	163,602,067	74,444,288
Issuances under stock plans	—	(820,065)
Purchases for treasury (1), (2)	—	1,135,762
Balance at December 31, 2020	163,602,067	74,759,985
Issuances under stock plans	—	(807,320)
Purchases for treasury (1)	—	7,252,839
Balance at December 31, 2021	163,602,067	81,205,504
Issuances under stock plans	—	(599,081)
Purchases for treasury (1)	—	3,822,090
Balance at December 31, 2022	163,602,067	84,428,513

(1)The Company used a total of $1.0 billion, $1.7 billion and $0.2 billion in cash for share repurchases during 2022, 2021 and 2020, respectively.
(2)The number of shares repurchased in 2020 includes shares repurchased in December 2020 that settled in January 2021.

Share repurchase authorization. In 2015, the Company’s Board of Directors (the “Board”) authorized a share repurchase program to repurchase up to $1.2 billion of the Company’s common stock. The Board authorized incremental share repurchases of up to an additional $1.6 billion, and $1.0 billion of the Company’s common stock during 2021 and 2022, respectively. $606 million remained available as of December 31, 2022. The Company may repurchase its common stock from time-to-time in amounts, at prices and in the manner that the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended), accelerated share repurchases, private transactions or other transactions and will be funded by cash on hand and borrowings. Repurchases may also be made from time-to-time in connection with the settlement of the Company’s stock-based compensation awards. See Note 19 — Subsequent Event for information regarding an increase in the Company’s share repurchase authorization.

Accumulated Other Comprehensive Income (Loss), net (“AOCI/L”)

The tables below provide information about the changes in AOCI/L by component and the related amounts reclassified out of AOCI/L to income during the years indicated (net of tax, in thousands) (1).

Year Ended December 31, 2022

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance - December 31, 2021	$(56,323)	$(6,672)	$(18,436)	$(81,431)
Other comprehensive income (loss) activity during the year:
Change in AOCI/L before reclassifications to income	—	2,244	(39,679)	(37,435)
Reclassifications from AOCI/L to income (2), (3)	17,075	181	—	17,256
Other comprehensive income (loss), net for the year	17,075	2,425	(39,679)	(20,179)
Balance - December 31, 2022	$(39,248)	$(4,247)	$(58,115)	$(101,610)

Year Ended December 31, 2021

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance - December 31, 2020	$(78,104)	$(9,309)	$(11,815)	$(99,228)
Other comprehensive income (loss) activity during the year:
Change in AOCI/L before reclassifications to income	—	2,232	(6,621)	(4,389)
Reclassifications from AOCI/L to income (2), (3)	21,781	405	—	22,186
Other comprehensive income (loss), net for the year	21,781	2,637	(6,621)	17,797
Balance - December 31, 2021	$(56,323)	$(6,672)	$(18,436)	$(81,431)

(1)Amounts in parentheses represent debits (deferred losses).
(2)$22.6 million and $29.1 million of the reclassifications related to interest rate swaps (cash flow hedges) were recorded in Interest expense for the year ended December 31, 2022 and 2021, respectively. See Note 6 — Debt and Note 13 — Derivatives and Hedging for information regarding the cash flow hedges.
(3)The reclassifications related to defined benefit pension plans were primarily recorded in Selling, general and administrative expense, net of tax effect. See Note 15 — Employee Benefits for information regarding the Company’s defined benefit pension plans.

The estimated net amount of the existing losses on the Company’s interest rate swaps that are reported in Accumulated other comprehensive loss, net at December 31, 2022 that is expected to be reclassified into earnings within the next 12 months is $20.1 million.

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

Disaggregated Revenue

Disaggregated revenue by reportable segment is presented in the tables below for the years indicated (in thousands).

By Primary Geographic Market (1)

Year Ended December 31, 2022

Primary Geographic Market	Research	Conferences	Consulting	Total
United States and Canada	$3,056,096	$263,165	$300,121	$3,619,382
Europe, Middle East and Africa	1,017,860	88,979	127,820	1,234,659
Other International	530,835	37,129	53,841	621,805
Total revenues	$4,604,791	$389,273	$481,782	$5,475,846

Year Ended December 31, 2021

Primary Geographic Market	Research	Conferences	Consulting	Total
United States and Canada	$2,655,534	$146,707	$246,661	$3,048,902
Europe, Middle East and Africa	958,339	47,883	124,757	1,130,979
Other International	487,519	19,859	46,703	554,081
Total revenues	$4,101,392	$214,449	$418,121	$4,733,962

Year Ended December 31, 2020

Primary Geographic Market	Research	Conferences	Consulting	Total
United States and Canada	$2,339,482	$75,024	$223,318	$2,637,824
Europe, Middle East and Africa	826,752	28,108	111,413	966,273
Other International	436,658	17,008	41,640	495,306
Total revenues	$3,602,892	$120,140	$376,371	$4,099,403

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

By Timing of Revenue Recognition

Year Ended December 31, 2022

Timing of Revenue Recognition	Research	Conferences	Consulting	Total
Transferred over time (1)	$4,182,747	$—	$378,062	$4,560,809
Transferred at a point in time (2)	422,044	389,273	103,720	915,037
Total revenues	$4,604,791	$389,273	$481,782	$5,475,846

Year Ended December 31, 2021

Timing of Revenue Recognition	Research	Conferences	Consulting	Total
Transferred over time (1)	$3,740,694	$—	$334,945	$4,075,639
Transferred at a point in time (2)	360,698	214,449	83,176	658,323
Total revenues	$4,101,392	$214,449	$418,121	$4,733,962

Year Ended December 31, 2020

Timing of Revenue Recognition	Research	Conferences	Consulting	Total
Transferred over time (1)	$3,313,111	$—	$296,546	$3,609,657
Transferred at a point in time (2)	289,781	120,140	79,825	489,746
Total revenues	$3,602,892	$120,140	$376,371	$4,099,403

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

For customer contracts that are greater than one year in duration, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2022 was approximately $5.2 billion. The Company expects to recognize $3.0 billion, $1.7 billion and $0.5 billion of this revenue (most of which pertains to Research) during the year ending December 31, 2023, the year ending December 31, 2024 and thereafter, respectively. The Company applies a practical expedient allowed in ASC 606 and, accordingly, it does not disclose such performance obligation information for customer contracts that have original durations of one year or less. The Company’s performance obligations for contracts meeting this ASC 606 disclosure exclusion primarily include: (i) stand-ready services under Research subscription contracts; (ii) holding conferences and meetings where attendees and exhibitors can participate; and (iii) providing customized Consulting solutions for clients under fixed fee or time and materials engagements. The remaining duration of these performance obligations is generally less than one year, which aligns with the period that the parties have enforceable rights and obligations under the affected contracts.

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

	December 31,
	2022	2021
Assets:
Fees receivable, gross (1)	$1,565,786	$1,371,680
Contract assets recorded in Prepaid expenses and other current assets (2)	$21,183	$20,054
Contract liabilities:
Deferred revenues (current liability) (3)	$2,443,762	$2,238,035
Non-current deferred revenues recorded in Other liabilities (3)	39,115	48,176
Total contract liabilities	$2,482,877	$2,286,211

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

The Company recognized revenue of $1.9 billion, $1.6 billion and $1.5 billion during 2022, 2021 and 2020 respectively, which was attributable to deferred revenues that were recorded at the beginning of each such year. Those amounts primarily consisted of (i) Research revenues and (ii) Conferences revenues pertaining to conferences and meetings that occurred during the reporting periods. During 2022, 2021 and 2020, the Company did not record any material impairments related to its contract assets.

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

During 2022, 2021 and 2020, deferred commission amortization expense was $562.1 million, $472.5 million and $440.5 million, respectively, and was included in Selling, general and administrative expense in the Consolidated Statements of Operations. The Company classifies Deferred commissions as a current asset on the Consolidated Balance Sheets at both December 31, 2022 and 2021 because those costs were, or will be, amortized over the twelve months following the respective balance sheet dates.

Note 10 — Stock-Based Compensation

The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company currently awards stock-settled stock appreciation rights, service-based and performance-based restricted stock units, and common stock equivalents. As of December 31, 2022, the Company had 4.0 million shares of its common stock, par value $0.0005 per share, (the “Common Stock”) available for stock-based compensation awards under its 2014 Long-Term Incentive Plan (the “Plan”). Currently, the Company issues treasury shares upon the exercise, release or settlement of stock-based compensation awards.

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

Award type	2022	2021	2020
Stock appreciation rights	$8.8	$8.2	$7.8
Restricted stock units (1)	81.0	89.6	54.1
Common stock equivalents	0.8	0.8	0.7
Total (2)	$90.6	$98.6	$62.6

Expense category line item	2022	2021	2020
Cost of services and product development	$32.7	$35.0	$29.7
Selling, general and administrative	57.9	63.6	32.9
Total (1) (2)	$90.6	$98.6	$62.6

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
(2)Includes charges of $32.2 million, $41.2 million and $17.9 million during 2022, 2021 and 2020, respectively, for awards to retirement-eligible employees. Those awards vest on an accelerated basis.

As of December 31, 2022, the Company had $118.4 million of total unrecognized stock-based compensation cost, which is expected to be expensed over the remaining weighted average service period of approximately 2.4 years.

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

The table below summarizes changes in SARs outstanding during the year ended December 31, 2022.

	Units of SARs (in millions)	Per Share Weighted Average Exercise Price	Per Share Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2021	0.8	$145.36	$34.72	4.45
Granted	0.1	302.90	92.56	6.11
Exercised	(0.1)	124.20	28.26	n/a
Outstanding at December 31, 2022 (1) (2)	0.8	$168.16	$42.99	3.89
Vested and exercisable at December 31, 2022 (2)	0.4	$135.43	$31.36	2.97

n/a = not applicable
(1)As of December 31, 2022, 0.4 million of the total SARs outstanding were unvested. The Company expects that substantially all of those unvested awards will vest in future periods.
(2)As of December 31, 2022, the total SARs outstanding had an intrinsic value of $140.5 million. On such date, SARs vested and exercisable had an intrinsic value of $86.4 million.

The fair value of a SARs award is determined on the date of grant using the Black-Scholes-Merton valuation model with the following weighted average assumptions for the years ended December 31:

	2022	2021	2020
Expected dividend yield (1)	—%	—%	—%
Expected stock price volatility (2)	33%	31%	23%
Risk-free interest rate (3)	1.8%	0.4%	1.5%
Expected life in years (4)	4.59	4.74	4.68

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

The table below summarizes the changes in RSUs outstanding during the year ended December 31, 2022.

	Units of RSUs (in millions)	Per Share Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	1.1	$160.04
Granted (1)	0.5	301.38
Vested and released	(0.5)	152.13
Forfeited	(0.1)	195.86
Outstanding at December 31, 2022 (2) (3)	1.0	$211.25

(1)The 0.5 million of RSUs granted during 2022 consisted of 0.2 million of performance-based RSUs awarded to executives and 0.3 million of service-based RSUs awarded to non-executive employees and non-management board members. The performance-based awards include RSUs in final adjustments of 2021 grants and approximately 0.1 million of RSUs representing the target amount of the grant for 2022 that is tied to an increase in Gartner’s contract value for such year. The number of performance-based RSUs for 2022 that holders could receive ranges from 0% to 200% of the target amount based on the extent to which the corresponding performance goals have been achieved and subject to certain other conditions. Any adjustments in the number of performance-based RSUs under the 2022 grant will be made in 2023.
(2)The Company expects that substantially all of the RSUs outstanding will vest in future periods.
(3)As of December 31, 2022, the weighted average remaining contractual term of the RSUs outstanding was approximately 1.1 years.

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

The table below summarizes the changes in CSEs outstanding during the year ended December 31, 2022.

	Units of CSEs	Per Share Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	114,318	$31.15
Granted	2,641	287.83
Converted to shares of Common Stock upon grant	(1,680)	283.58
Outstanding at December 31, 2022	115,279	$33.35
Employee Stock Purchase Plan
The Company has an employee stock purchase plan (the “ESP Plan”) wherein eligible employees are permitted to purchase shares of Common Stock through payroll deductions, which may not exceed 10% of an employee’s compensation, or $23,750 in any calendar year, at a price equal to 95% of the closing price of the Common Stock as reported on the New York Stock Exchange at the end of each offering period. As of December 31, 2022, the Company had 3.3 million shares available for purchase under the ESP Plan. The ESP Plan is considered non-compensatory under FASB ASC Topic 718 and, as a result, the Company does not record stock-based compensation expense for employee share purchases. The Company received $22.2 million, $18.2 million and $18.1 million in cash from employee share purchases under the ESP Plan during 2022, 2021 and 2020, respectively.

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

	2022	2021	2020
Numerator:
Net income used for calculating basic and diluted income per share	$807,799	$793,560	$266,745
Denominator:
Weighted average common shares used in the calculation of basic income per share	80,178	85,026	89,315
Dilutive effect of outstanding awards associated with stock-based compensation plans	889	1,151	702
Shares used in the calculation of diluted income per share	81,067	86,177	90,017
Income per share (1):
Basic	$10.08	$9.33	$2.99
Diluted	$9.96	$9.21	$2.96

(1)Both basic and diluted income per share for 2021 and 2020 included a tax benefit of approximately $0.63 and $0.31 per share, respectively, related to intercompany sales of certain intellectual property (see Note 12 — Income Taxes).
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

	Year Ended December 31,
	2022	2021	2020
Anti-dilutive outstanding awards associated with stock-based compensation plans (in millions) (1)	0.1	—	0.5
Average market price per share of Common Stock during the year	$289.73	$252.07	$130.95

(1)The number of anti-dilutive common stock equivalents for 2021 was de minimis.

Note 12 — Income Taxes

Below is a summary of the components of the Company’s income before income taxes for the years ended December 31 (in thousands).

	2022	2021	2020
U.S.	$560,193	$485,472	$111,880
Non-U.S.	467,002	484,398	214,253
Income before income taxes	$1,027,195	$969,870	$326,133

The components of the expense (benefit) for income taxes on the above income are summarized in the table below (in thousands).

	2022	2021	2020
Current tax expense:
U.S. federal	$122,191	$117,024	$14,480
State and local	48,482	36,266	16,360
Foreign	91,596	64,835	62,993
Total current	262,269	218,125	93,833
Deferred tax (benefit) expense:
U.S. federal	(21,337)	(4,640)	(7,206)
State and local	(10,108)	3,156	(13,121)
Foreign	(4,232)	(33,389)	(22,673)
Total deferred	(35,677)	(34,873)	(43,000)
Total current and deferred	226,592	183,252	50,833
(Expense) benefit relating to interest rate swaps used to increase equity	(5,569)	(7,281)	8,257
Benefit from stock transactions with employees used to increase equity	66	78	56
Benefit relating to defined-benefit pension adjustments used to increase equity	(1,693)	261	242
Total tax expense	$219,396	$176,310	$59,388

The components of long-term deferred tax assets (liabilities) are summarized in the table below (in thousands).

	December 31,
	2022	2021
Accrued liabilities	$72,610	$90,384
Operating leases	63,289	60,226
Intangible assets	35,803	—
Loss and credit carryforwards	37,978	31,662
Assets relating to equity compensation	19,299	15,863
Other assets	16,638	12,195
Gross deferred tax assets	245,617	210,330
Valuation allowance	(152,808)	(23,331)
Net deferred tax assets	92,809	186,999
Property, equipment and leasehold improvements	(1,856)	(14,576)
Intangible assets	—	(123,523)
Prepaid expenses	(69,230)	(70,149)
Other liabilities	(22,936)	(20,536)
Gross deferred tax liabilities	(94,022)	(228,784)
Net deferred tax liabilities	$(1,213)	$(41,785)

Net deferred tax assets and net deferred tax liabilities were $138.3 million and $139.5 million as of December 31, 2022, respectively, and $140.0 million and $181.8 million as of December 31, 2021, respectively. These amounts are reported in Other assets and Other liabilities in the Consolidated Balance Sheets. Management has concluded it is more likely than not that the reversal of deferred tax liabilities and results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of the valuation allowance at December 31, 2022.

In 2022, the Company recorded a deferred tax asset of approximately $122.9 million for tax basis in intangible assets along with an offsetting valuation allowance of the same amount consistent with changes in the Company’s expectations for recovering amortizable tax basis in certain intellectual property during the period.

The valuation allowances of $152.8 million and $23.3 million as of December 31, 2022 and 2021, respectively, primarily related to tax basis in certain intangible assets and loss and credit carryovers that are not likely to be realized.

As of December 31, 2022, the Company had state and local tax net operating loss carryforwards of $17.6 million, of which $7.4 million expires within six to fifteen years and $10.2 million expires within sixteen to twenty years. The Company also had state tax credits of $8.0 million, a majority of which will expire in five to six years. As of December 31, 2022, the Company had non-U.S. net operating loss carryforwards of $2.1 million, of which $0.1 million expires over the next 20 years and $2.0 million can be carried forward indefinitely. In addition, the Company also had foreign tax credit carryforwards of $19.7 million, all of which will expire between 2028 and 2032. These amounts have been reduced for associated unrecognized tax benefits, consistent with ASU No. 2013-11, “Income Taxes—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.”

The items comprising the differences between the U.S. federal statutory income tax rate and the Company’s effective tax rate on income before income taxes for the years ended December 31 are summarized in the table below.

	2022	2021	2020
Statutory tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	2.4	2.8	1.7
Effect of non-U.S. operations	(2.0)	(3.4)	(1.8)
Intercompany sale of intellectual property	—	(5.6)	(8.7)
Net activity in recognized tax benefits	(1.1)	1.3	6.4
Law changes	—	1.3	1.8
Stock-based compensation expense	(2.0)	(2.0)	(2.8)
Limitation on executive compensation	1.4	1.7	1.3
Global intangible low-taxed income, net of foreign tax credits	1.9	1.7	1.4
Foreign-derived intangible income	(0.4)	(0.3)	(0.8)
Other items, net	0.2	(0.3)	(1.3)
Effective tax rate	21.4%	18.2%	18.2%

The Company completed intercompany sales of certain intellectual property in 2021 and 2020. As a result, the Company recorded net tax benefits of approximately $54.1 million and $28.3 million during 2021 and 2020, respectively. These benefits represent the value of future tax deductions for amortization of the assets in the acquiring jurisdiction, net of any tax recognized in the selling jurisdiction. The Company’s intellectual property footprint continues to evolve and may result in tax rate volatility in the future.

As of December 31, 2022 and 2021, the Company had gross unrecognized tax benefits of $137.2 million and $150.0 million, respectively. The decrease is primarily due to releases for expiration of statutes. The gross unrecognized tax benefits at December 31, 2022 related primarily to transfer pricing on intercompany transactions, the exclusion of stock-based compensation expense from the Company’s cost sharing agreement, and the ability to realize certain refund claims. It is reasonably possible that gross unrecognized tax benefits will decrease by approximately $11.7 million within the next twelve months due to the anticipated closure of audits and the expiration of certain statutes of limitation.

Included in the balance of gross unrecognized tax benefits at December 31, 2022 are potential benefits of $125.8 million that, if recognized, would reduce our effective tax rate on income from continuing operations. Also included in the balance of gross unrecognized tax benefits at December 31, 2022 are potential benefits of $11.4 million that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

The table below is a reconciliation of the beginning and ending amounts of gross unrecognized tax benefits, excluding interest and penalties, for the years ended December 31 (in thousands).

	2022	2021
Beginning balance	$150,024	$127,080
Additions based on tax positions related to the current year	10,989	29,636
Additions for tax positions of prior years	12,153	2,756
Reductions for tax positions of prior years	(485)	(4,592)
Reductions for expiration of statutes	(30,817)	(3,240)
Settlements	(2,177)	(147)
Change in foreign currency exchange rates	(2,460)	(1,469)
Ending balance	$137,227	$150,024

The Company accrues interest and penalties related to gross unrecognized tax benefits in its income tax provision. As of December 31, 2022 and 2021, the Company had $16.3 million and $14.3 million, respectively, of accrued interest and penalties related to gross unrecognized tax benefits. These amounts are in addition to the gross unrecognized tax benefits disclosed above. The total amount of interest and penalties recognized in the income tax provision during 2022 and 2021 was $2.4 million and $4.2 million, respectively.

The number of years with open statutes of limitation varies depending on the tax jurisdiction. The Company’s statutes are open with respect to the U.S. federal jurisdiction for 2019 and forward, India for 2005 and forward, and Ireland for 2018 and forward. For other major taxing jurisdictions, including U.S. states, the United Kingdom, Canada, Japan, Cyprus, and France, the Company’s statutes vary and are open as far back as 2012.

The Organization for Economic Co-operation and Development (the “OECD”) has issued various proposals that would change long-standing global tax principles. These proposals include a two-pillar approach to global taxation (BEPS 2.0/ Pillar Two), focusing on global profit allocation and a global minimum tax rate. On December 12, 2022, the European Union member states agreed to implement the OECD’s global corporate minimum tax rate of 15%, to be effective as of January 2024. Other countries are also actively considering changes to their tax laws to adopt certain parts of the OECD’s proposals. In December 2022, South Korea enacted new global minimum tax rules to align with Pillar Two. The enactment of Pillar Two legislation could have a material adverse effect on the Company's effective tax rate, financial position, results of operations, and cash flows. The Company will continue to monitor and reflect the impact of such legislative changes in future financial statements as appropriate.

Under U.S. GAAP, no provision for income taxes that may result from the remittance of earnings held overseas is required if the Company has the ability and intent to indefinitely reinvest such funds overseas. The Company continues to assert its intention to reinvest all accumulated undistributed foreign earnings in its non-U.S. operations, except in instances where the repatriation of those earnings would result in minimal additional tax. Consequently, the Company has not recognized income tax expense that would result from the remittance of those earnings. The accumulated undistributed earnings of non-U.S. subsidiaries were approximately $120.3 million as of December 31, 2022.

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

December 31, 2022

Derivative Contract Type	Number of Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in AOCI/L
Interest rate swap (1)	1	$350,000	$3,952	Other assets	$(39,248)
			6,346	Other current assets
Foreign currency forwards (2)	138	687,763	625	Other current assets	—
Total	139	$1,037,763	$10,923		$(39,248)

December 31, 2021

Derivative Contract Type	Number of Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in AOCI/L
Interest rate swaps (1)	4	$1,400,000	$(31,942)	Other liabilities	$(56,323)
			(21,795)	Accrued liabilities
Foreign currency forwards (2)	138	533,506	(91)	Accrued liabilities	—
Total	142	$1,933,506	$(53,828)		$(56,323)

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
(2)The Company has foreign exchange transaction risk because it typically enters into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currency. The Company enters into short-term foreign currency forward exchange contracts to mitigate the cash flow risk associated with changes in foreign currency rates on forecasted foreign currency transactions. These contracts are accounted for at fair value with realized and unrealized gains and losses recognized in Other income (expense), net because the Company does not designate these contracts as hedges for accounting purposes. All of the outstanding foreign currency forward exchange contracts at December 31, 2022 matured before January 31, 2023.
(3)See Note 14 — Fair Value Disclosures for the determination of the fair values of these instruments.
At December 31, 2022, all of the Company’s derivative counterparties were investment grade financial institutions. The Company did not have any collateral arrangements with its derivative counterparties and none of the derivative contracts contained credit-risk related contingent features. The table below provides information regarding amounts recognized in the Consolidated Statements of Operations for derivative contracts for the years ended December 31 (in thousands).

Amount Recorded In	2022	2021	2020
Interest expense, net (1)	$22,643	$29,061	$24,880
Other (income) expense, net (2)	(20,397)	(18,844)	22,300
Total expense, net	$2,246	$10,217	$47,180

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

	December 31,
Description	2022	2021
Assets:
Values based on Level 1 inputs:
Deferred compensation plan assets (1)	$6,065	$7,428
Total Level 1 inputs	6,065	7,428
Values based on Level 2 inputs:
Deferred compensation plan assets (1)	84,318	96,627
Foreign currency forward contracts (2)	3,236	1,122
Interest rate swap contract (3)	10,298	—
Total Level 2 inputs	97,852	97,749
Total Assets	$103,917	$105,177
Liabilities:
Values based on Level 2 inputs:
Deferred compensation plan liabilities (1)	$96,641	$110,861
Foreign currency forward contracts (2)	2,611	1,213
Interest rate swap contracts (3)	—	53,737
Total Level 2 inputs	99,252	165,811
Total Liabilities	$99,252	$165,811

(1)The Company has a deferred compensation plan for the benefit of certain highly compensated officers, managers and other key employees (see Note 15 — Employee Benefits). The assets consist of investments in money market funds, mutual funds and company-owned life insurance contracts. The money market funds consist of cash equivalents while the mutual fund investments consist of publicly-traded and quoted equity shares. The Company considers the fair values of these assets to be based on Level 1 inputs, and such assets had fair values of $6.1 million and $7.4 million as of December 31, 2022 and 2021, respectively. The carrying amounts of the life insurance contracts equal their cash surrender values. Cash surrender value represents the estimated amount that the Company would receive upon termination of a contract, which approximates fair value. The Company considers life insurance contracts to be valued based on Level 2 inputs, and such assets had fair values of $84.3 million and $96.6 million at December 31, 2022 and 2021, respectively. The related deferred compensation plan liabilities are recorded at fair value, or the estimated amount needed to settle the liability, which the Company considers to be a Level 2 input.
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

	Carrying Amount		Fair Value
	December 31,		December 31,
Description	2022	2021	2022	2021
2028 Notes	$792,934	$791,833	$740,864	$836,632
2029 Notes	593,951	593,139	523,842	608,346
2030 Notes	792,324	791,491	688,856	816,208
Total	$2,179,209	$2,176,463	$1,953,562	$2,261,186

Assets Measured at Fair Value on a Nonrecurring Basis

The Company’s certain long-lived assets, including identifiable intangible assets, goodwill, and right-of-use assets assets are measured at fair value on a nonrecurring basis when there are indicators of impairment. During the years ended December 31, 2022 and December 31, 2021, the Company recorded impairment charges of $54.0 million and $49.5 million, respectively, on right-of-use assets and other long-lived assets primarily related to certain office leases that the Company determined will no longer be used, net of a reduction in the related lease liabilities. The impairment was derived by comparing the fair value of the impacted assets to the carrying value of those assets as of the impairment measurement date, as required under ASC Topic 360 using Level 3 inputs. See Note 7 — Leases for additional discussion related to these impairment charges. There were no impairment charges recognized during the year ended December 31, 2020.

Additionally, see Note 2 — Acquisitions and Divestiture for fair value measurements of certain assets and liabilities acquired in business combinations that are recorded at fair value on a nonrecurring basis.

Note 15 — Employee Benefits

Defined contribution plans. The Company has savings and investment plans (the “401(k) Plans”) covering substantially all U.S. employees. Company contributions are based on the level of employee contributions, up to a maximum of 4% of an employee’s eligible salary, subject to an annual maximum. For 2022, the maximum Company match was $7,200. Amounts expensed in connection with the 401(k) Plans totaled $50.4 million, $44.1 million and $43.9 million in 2022, 2021 and 2020, respectively.
Deferred compensation plans. The Company has supplemental deferred compensation plans for the benefit of certain highly compensated officers, managers and other key employees. The plans’ investment assets are recorded at fair value in Other assets on the Consolidated Balance Sheets. The value of those assets was $90.4 million and $104.1 million at December 31, 2022 and 2021, respectively (see Note 14 — Fair Value Disclosures for fair value information). The related deferred compensation plan liabilities, which were $96.6 million and $110.9 million at December 31, 2022 and 2021, respectively, are carried at fair value and are adjusted with a corresponding charge or credit to compensation expense to reflect the fair value of the amount owed to the employees. Deferred compensation plan liabilities are recorded in Other liabilities on the Consolidated

Balance Sheets. Compensation expense recognized for all of the Company’s deferred compensation plans was $0.4 million, $1.3 million and $1.9 million in 2022, 2021 and 2020, respectively.
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

	2022	2021	2020
Service cost	$4,173	$4,511	$4,421
Interest cost	709	605	718
Expected return on plan assets	(459)	(350)	(493)
Recognition of actuarial loss	264	576	474
Recognition of loss due to settlements	—	286	—
Other	501	—	—
Total defined benefit pension plan expense	$5,188	$5,628	$5,120

The table below presents the key assumptions used in the computation of pension expense for the years ended December 31.

	2022	2021	2020
Weighted average discount rate (1)	1.24%	0.94%	1.28%
Expected return on plan assets	1.58%	1.19%	2.04%
Average compensation increase	2.57%	2.58%	2.58%
Cash balance interest credit rate	1.20%	0.80%	1.20%

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

	2022	2021	2020
Projected benefit obligation at beginning of year	$57,973	$62,297	$52,503
Service cost	4,173	4,511	4,421
Interest cost	709	605	718
Actuarial (gain) loss due to assumption changes and plan experience (1)	(7,318)	(2,230)	1,516
Benefits payments (2)	(1,225)	(1,198)	(1,438)
Plan amendments	—	269	—
Settlements	—	(1,606)	—
Other	5,685	—	—
Foreign currency impact	(4,686)	(4,675)	4,577
Projected benefit obligation at end of year (3)	$55,311	$57,973	$62,297

The table below presents the key assumptions used in determining the projected benefit obligations at December 31.

	2022	2021	2020
Weighted average discount rate (4)	3.67%	1.24%	0.94%
Average compensation increase	3.37%	2.57%	2.58%
Cash balance interest credit rate	3.60%	1.20%	0.80%

(1)The actuarial (gain) losses were primarily due to changes in the weighted average discount rate assumption.
(2)The Company projects benefit payments will be made in future years directly to plan participants as follows: $2.4 million in 2023; $2.6 million in 2024; $3.0 million in 2025; $3.3 million in 2026; $3.9 million in 2027; and $25.5 million in total in the five years thereafter.
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

Funded status of the plans	2022	2021	2020
Projected benefit obligation	$55,311	$57,973	$62,297
Pension plan assets at fair value (1)	(27,798)	(29,737)	(28,636)
Funded status – shortfall (2)	$27,513	$28,236	$33,661

Accumulated benefit obligation	$50,335	$54,701	$58,963

Amounts recorded in the Consolidated Balance Sheets for the plans
Other liabilities – accrued pension obligation (2)	$27,513	$28,236	$33,661
Stockholders’ equity – deferred actuarial loss (3)	$(4,247)	$(6,672)	$(9,309)

(1)The pension plan assets are held by third-party trustees and are invested in a diversified portfolio of equities, high-quality government and corporate bonds, and other investments. The assets are primarily valued based on Level 1 and Level 2 inputs under the fair value hierarchy in FASB ASC Topic 820, with the majority of the invested assets considered to be of low-to-medium investment risk. The Company projects a future long-term rate of return on these plan assets of 3.90%, which it believes is reasonable based on the composition of the assets and both current and projected market conditions. Additional information regarding pension plan asset activity is provided below.
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
(3)The deferred actuarial loss as of December 31, 2022 is recorded in AOCI/L and will be reclassified out of AOCI/L and recognized as pension expense over approximately 12 years, subject to certain limitations set forth in FASB ASC Topic 715.

The table below provides a rollforward of the Company’s defined benefit pension plans assets for the years ended December 31 (in thousands).

	2022	2021	2020
Pension plan assets at the beginning of the year	$29,737	$28,636	$23,444
Company contributions	4,450	4,865	3,924
Benefit payments	(1,225)	(1,198)	(1,438)
Actual return on plan assets	(3,072)	1,066	684
Settlements	—	(1,606)	—
Foreign currency impact	(2,092)	(2,026)	2,022
Pension plan assets at the end of the year	$27,798	$29,737	$28,636

The Company also has a reinsurance asset arrangement with a large international insurance company that is intended to fund benefit payments for one of its plans. The reinsurance asset is not a pension plan asset but is an asset of the Company. At December 31, 2022 and 2021, the reinsurance asset was recorded at its cash surrender value of $9.1 million and $9.5 million, respectively, and recorded in Other assets on the Consolidated Balance Sheets. The Company believes that cash surrender value approximates fair value and is equivalent to a Level 2 input under the FASB’s fair value hierarchy in FASB ASC Topic 820.

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

The tables below present information about the Company’s reportable segments for the years ended December 31 (in thousands).

	Research	Conferences	Consulting	Consolidated
2022
Revenues	$4,604,791	$389,273	$481,782	$5,475,846
Gross contribution	3,414,574	210,726	189,834	3,815,134
Corporate and other expenses				(2,715,028)
Operating income				$1,100,106

2021
Revenues	$4,101,392	$214,449	$418,121	$4,733,962
Gross contribution	3,036,925	133,748	158,843	3,329,516
Corporate and other expenses				(2,413,765)
Operating income				$915,751

2020
Revenues	$3,602,892	$120,140	$376,371	$4,099,403
Gross contribution	2,597,852	57,302	115,744	2,770,898
Corporate and other expenses				(2,280,748)
Operating income				$490,150

The table below provides a reconciliation of total segment gross contribution to net income for the years ended December 31 (in thousands).

	2022	2021	2020
Total segment gross contribution	$3,815,134	$3,329,516	$2,770,898
Costs and expenses:
Cost of services and product development - unallocated (1)	33,059	39,647	16,519
Selling, general and administrative	2,480,944	2,155,658	2,038,963
Depreciation and amortization	191,946	212,405	218,984
Acquisition and integration charges	9,079	6,055	6,282
Operating income	1,100,106	915,751	490,150
Interest expense and other, net	(72,911)	(98,191)	(119,203)
Gain on event cancellation insurance claims	—	152,310	—
Loss on extinguishment of debt	—	—	(44,814)
Less: Provision for income taxes	219,396	176,310	59,388
Net income	$807,799	$793,560	$266,745

(1)The unallocated amounts consist of certain bonus and fringe costs recorded in consolidated Cost of services and product development that are not allocated to segment expense. The Company’s policy is to allocate bonuses to segments at 100% of a segment employee’s target bonus. Amounts above or below 100% are absorbed by corporate.

Disaggregated revenue information by reportable segment for the three years ended December 31, 2022 is presented in Note 9 — Revenue and Related Matters. Long-lived asset information by geographic location as of December 31 is summarized in the table below (in thousands).

	2022	2021
Long-lived assets (1):
United States and Canada	$622,993	$706,854
Europe, Middle East and Africa	252,573	298,083
Other International	123,138	125,572
Total long-lived assets	$998,704	$1,130,509

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
Indemnifications. The Company has various agreements that may obligate it to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations related to matters such as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by the Company under these agreements have not been material. As of December 31, 2022, the Company did not have any material payment obligations under any such indemnification agreements.

Note 18 — Valuation and Qualifying Accounts

The Company maintains an allowance for bad debt. The table below summarizes the activity in the Company’s allowance for losses for the years ended December 31 (in thousands).

	Balance at Beginning of Year	Additions Charged to Expense	Deductions from the Reserve	Balance at End of Year
2022	$6,500	$7,800	$(5,300)	$9,000
2021	$10,000	$2,800	$(6,300)	$6,500
2020	$8,000	$16,000	$(14,000)	$10,000

Note 19 — Subsequent Event

On February 2, 2023, the Company's Board of Directors authorized incremental share repurchases of up to an additional $400.0 million of Gartner's common stock. This authorization is in addition to the previously authorized repurchases of up to $3.8 billion, which as of the end of January 2023 had approximately $606.0 million remaining.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gartner, Inc.

Date:	February 16, 2023	By:	/s/ Eugene A. Hall
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

Name	Title	Date

/s/ Eugene A. Hall	Director and Chief Executive Officer	February 16, 2023
Eugene A. Hall	(Principal Executive Officer)

/s/ Craig W. Safian	Executive Vice President and Chief Financial Officer	February 16, 2023
Craig W. Safian	(Principal Financial and Accounting Officer)

/s/ Peter E. Bisson	Director	February 16, 2023
Peter E. Bisson

/s/ Richard J. Bressler	Director	February 16, 2023
Richard J. Bressler

/s/ Raul E. Cesan	Director	February 16, 2023
Raul E. Cesan

/s/ Karen E. Dykstra	Director	February 16, 2023
Karen E. Dykstra

/s/ Diana S. Ferguson	Director	February 16, 2023
Diana S. Ferguson

/s/ Anne Sutherland Fuchs	Director	February 16, 2023
Anne Sutherland Fuchs

/s/ William O. Grabe	Director	February 16, 2023
William O. Grabe

/s/ Stephen G. Pagliuca	Director	February 16, 2023
Stephen G. Pagliuca

/s/ Eileen M. Serra	Director	February 16, 2023
Eileen M. Serra

/s/ James C. Smith	Director	February 16, 2023
James C. Smith