Form 10-Q
period 2023-03-31
GARTNER INC
filed 2023-05-02
CIK 749251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 28, 2023, 79,042,049 shares of the registrant’s common shares were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited; in thousands, except share data)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$893,512	$697,999
Fees receivable, net of allowances of $8,000 and $9,000, respectively	1,523,441	1,556,786
Deferred commissions	343,716	363,079
Prepaid expenses and other current assets	142,650	119,207
Assets held-for-sale	—	49,036
Total current assets	2,903,319	2,786,107
Property, equipment and leasehold improvements, net	256,863	264,581
Operating lease right-of-use assets	415,074	436,592
Goodwill	2,929,941	2,930,211
Intangible assets, net	564,138	584,714
Other assets	309,597	297,531
Total Assets	$7,378,932	$7,299,736
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$838,784	$1,115,198
Deferred revenues	2,607,072	2,443,762
Current portion of long-term debt	8,400	7,800
Liabilities held-for-sale	—	30,840
Total current liabilities	3,454,256	3,597,600
Long-term debt, net of deferred financing fees	2,452,369	2,453,607
Operating lease liabilities	575,963	597,267
Other liabilities	423,486	423,464
Total Liabilities	6,906,074	7,071,938
Stockholders’ Equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0005 par value, 250,000,000 shares authorized; 163,602,067 shares issued for both periods	82	82
Additional paid-in capital	2,222,511	2,179,604
Accumulated other comprehensive loss, net	(95,910)	(101,610)
Accumulated earnings	4,152,609	3,856,826
Treasury stock, at cost, 84,109,645 and 84,428,513 common shares, respectively	(5,806,434)	(5,707,104)
Total Stockholders’ Equity	472,858	227,798
Total Liabilities and Stockholders’ Equity	$7,378,932	$7,299,736

See the accompanying notes to Condensed Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended
	March 31,
	2023	2022
Revenues:
Research	$1,217,191	$1,136,380
Conferences	64,642	10,354
Consulting	127,036	116,006
Total revenues	1,408,869	1,262,740
Costs and expenses:
Cost of services and product development	435,139	377,033
Selling, general and administrative	657,090	617,904
Depreciation	23,896	23,201
Amortization of intangibles	22,735	25,148
Acquisition and integration charges	1,368	2,207
Gain from sale of divested operation	(139,316)	—
Total costs and expenses	1,000,912	1,045,493
Operating income	407,957	217,247
Interest expense, net	(27,391)	(31,394)
Gain on event cancellation insurance claims	3,077	—
Other (expense) income, net	(2,366)	29,206
Income before income taxes	381,277	215,059
Provision for income taxes	85,494	42,544
Net income	$295,783	$172,515

Net income per share:
Basic	$3.72	$2.10
Diluted	$3.68	$2.08
Weighted average shares outstanding:
Basic	79,452	82,020
Diluted	80,282	82,973

See the accompanying notes to Condensed Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2023	2022
Net income	$295,783	$172,515
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,832	(6,798)
Interest rate swaps – net change in deferred gain or loss	3,834	5,370
Pension plans – net change in deferred actuarial loss	34	48
Other comprehensive income (loss), net of tax	5,700	(1,380)
Comprehensive income	$301,483	$171,135

See the accompanying notes to Condensed Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited; in thousands)

Three Months Ended March 31, 2023
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Accumulated Earnings	Treasury Stock	Total
Balance at December 31, 2022	$82	$2,179,604	$(101,610)	$3,856,826	$(5,707,104)	$227,798
Net income	—	—	—	295,783	—	295,783
Other comprehensive income (loss), net	—	—	5,700	—	—	5,700
Issuances under stock plans	—	(2,141)	—	—	9,520	7,379
Common share repurchases	—	—	—	—	(108,850)	(108,850)
Stock-based compensation expense	—	45,048	—	—	—	45,048
Balance at March 31, 2023	$82	$2,222,511	$(95,910)	$4,152,609	$(5,806,434)	$472,858

Three Months Ended March 31, 2022
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Accumulated Earnings	Treasury Stock	Total
Balance at December 31, 2021	$82	$2,074,896	$(81,431)	$3,049,027	$(4,671,516)	$371,058
Net income	—	—	—	172,515	—	172,515
Other comprehensive income (loss), net	—	—	(1,380)	—	—	(1,380)
Issuances under stock plans	—	579	—	—	6,385	6,964
Common share repurchases	—	—	—	—	(463,125)	(463,125)
Stock-based compensation expense	—	32,121	—	—	—	32,121
Balance at March 31, 2022	$82	$2,107,596	$(82,811)	$3,221,542	$(5,128,256)	$118,153

See the accompanying notes to Condensed Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2023	2022
Operating activities:
Net income	$295,783	$172,515
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	46,631	48,349
Stock-based compensation expense	45,048	32,121
Deferred taxes	(7,866)	(7,502)
Gain from sale of divested operation	(139,316)	—
Loss on impairment of lease related assets	8,720	23,878
Reduction in the carrying amount of operating lease right-of-use assets	17,644	17,951
Amortization and write-off of deferred financing fees	1,161	1,133
Loss (gain) on de-designated swaps	1,393	(29,896)
Changes in assets and liabilities, net of acquisitions and divestitures:
Fees receivable, net	36,177	30,700
Deferred commissions	19,635	18,909
Prepaid expenses and other current assets	(18,370)	(13,596)
Other assets	(14,799)	(1,082)
Deferred revenues	155,153	195,306
Accounts payable and accrued and other liabilities	(282,315)	(321,001)
Cash provided by operating activities	164,679	167,785
Investing activities:
Additions to property, equipment and leasehold improvements	(21,122)	(17,293)
Proceeds from sale of divested operation	158,733	—
Cash provided by (used in) investing activities	137,611	(17,293)
Financing activities:
Proceeds from employee stock purchase plan	7,358	6,949
Payments on borrowings	(1,800)	(1,331)
Purchases of treasury stock	(106,850)	(451,070)
Cash used in financing activities	(101,292)	(445,452)
Net increase (decrease) in cash and cash equivalents and restricted cash	200,998	(294,960)
Effects of exchange rates on cash and cash equivalents	(5,485)	(5,358)
Cash and cash equivalents and restricted cash, beginning of period	698,599	760,602
Cash and cash equivalents and restricted cash, end of period	$894,112	$460,284

See the accompanying notes to Condensed Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 — Business and Basis of Presentation

Business. Gartner, Inc. (NYSE: IT) delivers actionable, objective insight to executives and their teams. Our expert guidance and tools enable faster, smarter decisions and stronger performance on an organization’s mission-critical priorities.

Segments. Gartner delivers its products and services globally through three business segments: Research, Conferences and Consulting. Revenues and other financial information for the Company’s segments are discussed in Note 7 — Segment Information.

Basis of presentation. The accompanying interim Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 270 for interim financial information and with the applicable instructions of U.S. Securities and Exchange Commission (“SEC”) Rule 10-01 of Regulation S-X on Form 10-Q, and should be read in conjunction with the consolidated financial statements and related notes of the Company in its Annual Report on Form 10-K for the year ended December 31, 2022.

The fiscal year of Gartner is the twelve-month period from January 1 through December 31. In the opinion of management, all normal recurring accruals and adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented herein have been included. The results of operations for the three months ended March 31, 2023 may not be indicative of the results of operations for the remainder of 2023 or beyond. When used in these notes, the terms “Gartner,” the “Company,” “we,” “us,” or “our” refer to Gartner, Inc. and its consolidated subsidiaries.

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

	March 31,	December 31,
	2023	2022
Cash and cash equivalents	$893,512	$697,999
Restricted cash classified in (1):
Other assets	600	600
Cash and cash equivalents and restricted cash	$894,112	$698,599

(1)Restricted cash consisted of an escrow account established in connection with one of the Company’s business acquisitions. Generally, such cash is restricted to use due to provisions contained in the underlying stock or asset purchase agreement.

The Company will disburse the restricted cash to the sellers of the business upon satisfaction of any contingencies described in such agreements (e.g., potential indemnification claims, etc.).

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

Gain on event cancellation insurance claims. In February 2023, the Company received $3.1 million of proceeds related to 2020 event cancellation insurance claims. The Company does not record any gain on insurance claims in excess of expenses incurred until the receipt of the insurance proceeds is deemed to be realizable.

Adoption of new accounting standard. The Company adopted the accounting standard described below during the three months ended March 31, 2023.

Reference Rate Reform — In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform—Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU No. 2020-04”). ASU No. 2020-04 provides that an entity can elect not to apply certain required modification accounting in U.S. GAAP to contracts where all changes to the critical terms relate to reference rate reform (e.g., the expected discontinuance of LIBOR and the transition to an alternative reference interest rate, etc.). In addition, the rule provides optional expedients and exceptions that enable entities to continue to apply hedge accounting for hedging relationships where one or more of the critical terms change due to reference rate reform. The rule became effective for all entities as of March 12, 2020 and will generally no longer be available to apply after December 31, 2022. ASU No. 2022-06, which was issued in December 2022, extended the deadline to December 31, 2024. During 2023, the Company adopted the practical expedient provided under ASU 2020-04 related to its debt and interest rate swap arrangements and as such, any amendments are treated as a continuation of the existing agreements and no gain or loss on the modification is recorded.

Note 2 — Acquisition and Divestiture

Acquisition

In October 2022, the Company acquired 100% of the outstanding capital stock of UpCity, Inc. (“UpCity”), a privately-held company based in Chicago, Illinois, for an aggregate purchase price of $6.4 million. UpCity’s online marketplace helps small businesses by connecting them to ratings and reviews of more than 50,000 B2B service providers.

Divestiture

In February 2023, the Company completed the sale of a non-core business, TalentNeuron, for approximately $164.2 million and realized $158.7 million in cash from the sale, which was net of certain closing expenses. The sale is subject to certain post-closing adjustments. The Company recorded a pre-tax gain of $139.3 million on the sale of TalentNeuron, which is included in Gain from sale of divested operation in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2023. TalentNeuron was included in the Company’s Research segment. The principal components of the assets divested included goodwill, intangible assets, net, property, equipment and leasehold improvements, net, and accounts receivable, with carrying amounts of $16.0 million, $9.5 million, $4.5 million and $11.8 million, respectively, while the liabilities transferred with the sale primarily consisted of deferred revenue with a carrying amount of $24.4 million. Such assets and liabilities were included in Assets held-for-sale and Liabilities held-for-sale, respectively, on the Condensed Consolidated Balance Sheet at December 31, 2022 at their respective carrying values at that date.

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

The table below presents changes to the carrying amount of goodwill by segment during the three months ended March 31, 2023 (in thousands).

	Research	Conferences	Consulting	Total
Balance at December 31, 2022 (1)	$2,651,193	$183,951	$95,067	$2,930,211
Foreign currency translation impact	(390)	1	119	(270)
Balance at March 31, 2023 (1)	$2,650,803	$183,952	$95,186	$2,929,941

(1)The Company does not have any accumulated goodwill impairment losses.

Finite-Lived Intangible Assets

The tables below present reconciliations of the carrying amounts of the Company’s finite-lived intangible assets as of the dates indicated (in thousands).

March 31, 2023	Customer Relationships	Technology-related	Other	Total
Gross cost at December 31, 2022	$1,060,541	$11,200	$10,436	$1,082,177
Foreign currency translation impact	3,931	—	—	3,931
Gross cost	1,064,472	11,200	10,436	1,086,108
Accumulated amortization (1)	(509,583)	(6,533)	(5,854)	(521,970)
Balance at March 31, 2023	$554,889	$4,667	$4,582	$564,138

December 31, 2022	Customer Relationships	Technology-related	Other	Total
Gross cost	$1,060,541	11,200	$10,436	$1,082,177
Accumulated amortization (1)	(486,260)	(5,600)	(5,603)	(497,463)
Balance at December 31, 2022	$574,281	$5,600	$4,833	$584,714

(1) Finite-lived intangible assets are amortized using the straight-line method over the following periods: Customer relationships—6 to 13 years; Technology-related—3 years; and Other—4 to 11 years.

Amortization expense related to finite-lived intangible assets was $22.7 million and $25.1 million during the three months ended March 31, 2023 and 2022, respectively. The estimated future amortization expense by year for finite-lived intangible assets is presented in the table below (in thousands).

2023 (remaining nine months)	$68,301
2024	89,160
2025	80,493
2026	77,818
2027	77,210
Thereafter	171,156
$564,138

Note 4 — Revenue and Related Matters

Disaggregated Revenue — The Company’s disaggregated revenue by reportable segment is presented in the tables below for the periods indicated (in thousands).

By Primary Geographic Market (1)

Three Months Ended March 31, 2023
Primary Geographic Market	Research	Conferences	Consulting	Total
United States and Canada	$809,399	$48,775	$76,975	$935,149
Europe, Middle East and Africa	268,657	9,207	32,938	310,802
Other International	139,135	6,660	17,123	162,918
Total revenues	$1,217,191	$64,642	$127,036	$1,408,869

Three Months Ended March 31, 2022
Primary Geographic Market	Research	Conferences	Consulting	Total
United States and Canada	$740,529	$7,652	$68,789	$816,970
Europe, Middle East and Africa	263,129	1,238	32,444	296,811
Other International	132,722	1,464	14,773	148,959
Total revenues	$1,136,380	$10,354	$116,006	$1,262,740

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

By Timing of Revenue Recognition

Three Months Ended March 31, 2023
Timing of Revenue Recognition	Research	Conferences	Consulting	Total
Transferred over time (1)	$1,109,796	$—	$97,006	$1,206,802
Transferred at a point in time (2)	107,395	64,642	30,030	202,067
Total revenues	$1,217,191	$64,642	$127,036	$1,408,869

Three Months Ended March 31, 2022
Timing of Revenue Recognition	Research	Conferences	Consulting	Total
Transferred over time (1)	$1,025,810	$—	$96,436	$1,122,246
Transferred at a point in time (2)	110,570	10,354	19,570	140,494
Total revenues	$1,136,380	$10,354	$116,006	$1,262,740

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

Performance Obligations — For customer contracts that are greater than one year in duration, the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied (or partially unsatisfied) as of March 31, 2023 was approximately $5.3 billion. The Company expects to recognize $2.4 billion, $2.1 billion and $0.8 billion of this revenue (most of which pertains to Research) during the remainder of 2023, the year ending December 31, 2024 and thereafter, respectively. The Company applies a practical expedient that is permitted under ASC Topic 606 and, accordingly, it does not disclose such performance obligation information for customer contracts that have original durations of one year or less. The Company’s performance obligations for contracts meeting this ASC Topic 606 disclosure exclusion primarily include: (i) stand-ready services under Research subscription contracts; (ii) holding conferences and meetings where attendees and exhibitors can participate; and (iii) providing customized Consulting solutions for clients under fixed fee and time and materials engagements. The remaining duration of these performance obligations is generally less than one year, which aligns with the period that the parties have enforceable rights and obligations under the affected contracts.

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

	March 31,	December 31,
	2023	2022
Assets:
Fees receivable, gross (1)	$1,531,441	$1,565,786
Contract assets recorded in Prepaid expenses and other current assets (2)	$24,350	$21,183
Contract liabilities:
Deferred revenues (current liability) (3)	$2,607,072	$2,443,762
Non-current deferred revenues recorded in Other liabilities (3)	32,272	39,115
Total contract liabilities	$2,639,344	$2,482,877

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

The Company recognized revenue of $924.9 million and $833.9 million during the three months ended March 31, 2023 and 2022, respectively, that was attributable to deferred revenues that were recorded at the beginning of each such period. Those amounts primarily consisted of Research revenues that were recognized ratably as control of the goods or services passed to the customer during the reporting periods. During each of the three months ended March 31, 2023 and 2022, the Company did not record any material impairments related to its contract assets.

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

The table below sets forth the calculation of basic and diluted income per share for the periods indicated (in thousands, except per share data).

	Three Months Ended
	March 31,
	2023	2022
Numerator:
Net income used for calculating basic and diluted income per share	$295,783	$172,515
Denominator:
Weighted average common shares used in the calculation of basic income per share	79,452	82,020
Dilutive effect of outstanding awards associated with stock-based compensation plans (1)	830	953
Shares used in the calculation of diluted income per share	80,282	82,973
Basic income per share	$3.72	$2.10
Diluted income per share	$3.68	$2.08

(1)Certain outstanding awards associated with stock-based compensation plans were not included in the computation of diluted income per share because the effect would have been anti-dilutive. These anti-dilutive outstanding awards associated with stock-based compensation plans totaled approximately 0.3 million and 0.2 million for the three months ended March 31, 2023 and 2022, respectively.

Note 6 — Stock-Based Compensation

The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company currently awards stock-settled stock appreciation rights, service-based and performance-based restricted stock units, and common stock equivalents. As of March 31, 2023, the Company had 1.9 million shares of its common stock, par value $0.0005 per share, (the “Common Stock”) available for stock-based compensation awards under its current Long-Term Incentive Plan as amended and restated in January 2019 (the “Plan”).

The tables below summarize the Company’s stock-based compensation expense by award type and expense category line item during the periods indicated (in millions).

	Three Months Ended
	March 31,
Award type	2023	2022
Stock appreciation rights	$2.5	$1.9
Restricted stock units	42.2	30.0
Common stock equivalents	0.3	0.2
Total (1)	$45.0	$32.1

	Three Months Ended
	March 31,
Expense category line item	2023	2022
Cost of services and product development	$18.3	$11.5
Selling, general and administrative	26.7	20.6
Total (1)	$45.0	$32.1

(1)Includes costs of $26.8 million and $19.2 million during the three months ended March 31, 2023 and 2022, respectively, for awards to retirement-eligible employees. Those awards vest on an accelerated basis.

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

The Company evaluates segment performance and allocates resources based on gross contribution margin. Gross contribution, as presented in the tables below, is defined as operating income or loss excluding certain Cost of services and product development expenses, Selling, general and administrative expenses, Depreciation, Amortization of intangibles, Acquisition and integration charges and Gain from sale of divested operation. Certain bonus and fringe benefit costs included in consolidated Cost of services and product development are not allocated to segment expense. The accounting policies used by the reportable segments are the same as those used by the Company. There are no intersegment revenues. The Company does not identify or allocate assets, including capital expenditures, by reportable segment. Accordingly, assets are not reported by segment because the information is not available by segment and is not reviewed in the evaluation of segment performance or in making decisions regarding the allocation of resources.

The tables below present information about the Company’s reportable segments for the periods indicated (in thousands).

Three Months Ended March 31, 2023	Research	Conferences	Consulting	Consolidated
Revenues	$1,217,191	$64,642	$127,036	$1,408,869
Gross contribution	899,514	26,788	50,808	977,110
Corporate and other expenses				(569,153)
Operating income				$407,957

Three Months Ended March 31, 2022	Research	Conferences	Consulting	Consolidated
Revenues	$1,136,380	$10,354	$116,006	$1,262,740
Gross contribution	849,379	(2,876)	51,012	897,515
Corporate and other expenses				(680,268)
Operating income				$217,247

The table below provides a reconciliation of total segment gross contribution to net income for the periods indicated (in thousands).

	Three Months Ended
	March 31,
	2023	2022
Total segment gross contribution	$977,110	$897,515
Costs and expenses:
Cost of services and product development - unallocated (1)	3,380	11,808
Selling, general and administrative	657,090	617,904
Depreciation and amortization	46,631	48,349
Acquisition and integration charges	1,368	2,207
Gain from sale of divested operation	(139,316)	—
Operating income	407,957	217,247
Interest expense and other, net	(29,757)	(2,188)
Gain on event cancellation insurance claims	3,077	—
Less: Provision for income taxes	85,494	42,544
Net income	$295,783	$172,515

(1)The unallocated amounts consist of certain bonus and fringe costs recorded in consolidated Cost of services and product development that are not allocated to segment expense. The Company’s policy is to allocate bonuses to segments at 100% of a segment employee’s target bonus. Amounts above or below 100% are absorbed by corporate.

Note 8 — Debt

The Company’s total outstanding borrowings are summarized in the table below (in thousands).

	March 31,	December 31,
Description	2023	2022
2020 Credit Agreement - Term loan facility (1)	$280,400	$282,200
2020 Credit Agreement - Revolving credit facility (1), (2)	—	—
Senior Notes due 2028 (“2028 Notes”) (3)	800,000	800,000
Senior Notes due 2029 (“2029 Notes”) (4)	600,000	600,000
Senior Notes due 2030 (“2030 Notes”) (5)	800,000	800,000
Other (6)	5,000	5,000
Principal amount outstanding (7)	2,485,400	2,487,200
Less: deferred financing fees (8)	(24,631)	(25,793)
Net balance sheet carrying amount	$2,460,769	$2,461,407

(1)The contractual annualized interest rate as of March 31, 2023 on the 2020 Credit Agreement Term loan facility and the Revolving credit facility was 6.13%, which consisted of a floating Eurodollar base rate of 4.875% plus a margin of 1.250%. However, the Company has an interest rate swap contract that effectively convert the floating Eurodollar base rates on outstanding amounts to a fixed base rate.
(2)The Company had approximately $1.0 billion of available borrowing capacity on the 2020 Credit Agreement revolver (not including the expansion feature) as of March 31, 2023.
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
(6)Consists of a State of Connecticut economic development loan originated in 2019 with a 10-year maturity and bears interest at a fixed rate of 1.75%. This loan may be repaid at any time by the Company without penalty.

(7)The weighted average annual effective rate on the Company’s outstanding debt for the three months ended March 31, 2023, including the effects of its interest rate swaps discussed below, was 5.03%.
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

2020 Credit Agreement

The Company has a credit facility that currently provides for a $400.0 million Term loan facility and a $1.0 billion Revolving credit facility (the “2020 Credit Agreement”). The 2020 Credit Agreement contains certain customary restrictive loan covenants, including, among others, financial covenants that apply a maximum consolidated leverage ratio and a minimum consolidated interest expense coverage ratio. The Company was in compliance with all financial covenants as of March 31, 2023.

The Term loan is being repaid in consecutive quarterly installments that commenced on December 31, 2020, plus a final payment to be made on September 28, 2025. The Revolving credit facility may be borrowed, repaid and re-borrowed through September 28, 2025, at which all then-outstanding amounts must be repaid.

Interest Rate Swaps

As of March 31, 2023, the Company had one fixed-for-floating interest rate swap contract with a notional value of $350.0 million that matures in 2025. The Company pays a base fixed rate of 3.04% and in return receives a floating Eurodollar base rate on 30-day notional borrowings.

Effective June 30, 2020, the Company de-designated all of its interest rate swaps and discontinued hedge accounting. Accordingly, subsequent changes to the fair value of the interest rate swaps are recorded in Other (expense) income, net. The amounts previously recorded in Accumulated other comprehensive loss are amortized into Interest expense, net over the terms of the hedged forecasted interest payments. As of March 31, 2023, $47.2 million is remaining in Accumulated other comprehensive loss, net. See Note 11 — Derivatives and Hedging for the amounts remaining in Accumulated other comprehensive loss, net of tax effect, at March 31, 2023 and December 31, 2022. See Note 12 — Fair Value Disclosures for a discussion of the fair values of Company’s interest rate swaps.

Note 9 — Equity

Share Repurchase Authorization

In 2015, the Company’s Board of Directors (the “Board”) authorized a share repurchase program to repurchase up to $1.2 billion of the Company’s common stock. The Board authorized incremental share repurchases of up to an additional $1.6 billion, $1.0 billion and $0.4 billion of the Company’s common stock during 2021, 2022, and February 2023, respectively. As of March 31, 2023, $954.5 million remained available under the share repurchase program. The Company may repurchase its common stock from time-to-time in amounts, at prices and in the manner that the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended), accelerated share repurchases, private transactions or other transactions and will be funded by cash on hand and borrowings. Repurchases may also be made from time-to-time in connection with the settlement of the Company’s stock-based compensation awards.

The Company’s share repurchase activity is presented in the table below for the periods indicated.

	Three Months Ended
	March 31,
	2023	2022
Number of shares repurchased (1)	327,680	1,627,709
Cash paid for repurchased shares (in thousands) (2)	$106,850	$451,070

(1)The average purchase price for repurchased shares was $332.18 and $284.53 for the three months ended March 31, 2023 and 2022, respectively. The repurchased shares during the three months ended March 31, 2023 and 2022 included purchases for both open market purchases and stock-based compensation award settlements.
(2)The cash paid for repurchased shares during the three months ended March 31, 2023 excluded $2.0 million of open market purchases with trade dates in March 2023 that settled in April 2023. The cash paid for repurchased shares during the three months ended March 31, 2022 excluded $12.1 million of open market purchases with trade dates in March 2022 that settled in April 2022.
Accumulated Other Comprehensive Loss, net (“AOCL”)

The tables below provide information about the changes in AOCL by component and the related amounts reclassified out of AOCL to income during the periods indicated (net of tax, in thousands) (1).

Three Months Ended March 31, 2023

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance - Balance at December 31, 2022	$(39,248)	$(4,247)	$(58,115)	$(101,610)
Other comprehensive income (loss) activity during the period:
Change in AOCL before reclassifications to income	—	—	1,832	1,832
Reclassifications from AOCL to income (2), (3)	3,834	34	—	3,868
Other comprehensive income (loss), net	3,834	34	1,832	5,700
Balance – March 31, 2023	$(35,414)	$(4,213)	$(56,283)	$(95,910)

Three Months Ended March 31, 2022

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2021	$(56,323)	$(6,672)	$(18,436)	$(81,431)
Other comprehensive income (loss) activity during the period:
Change in AOCL before reclassifications to income	—	—	(6,798)	(6,798)
Reclassifications from AOCL to income (2), (3)	5,370	48	—	5,418
Other comprehensive income (loss), net	5,370	48	(6,798)	(1,380)
Balance – March 31, 2022	$(50,953)	$(6,624)	$(25,234)	$(82,811)

(1)Amounts in parentheses represent debits (deferred losses).
(2)$5.1 million and $7.2 million of the reclassifications related to interest rate swaps (cash flow hedges) were recorded in Interest expense, net, for the three months ended March 31, 2023 and 2022, respectively. See Note 8 — Debt and Note 11 — Derivatives and Hedging for information regarding the cash flow hedges.
(3)The reclassifications related to defined benefit pension plans were recorded in Other (expense) income, net.

The estimated net amount of the existing losses on the Company’s interest rate swaps that are reported in Accumulated other comprehensive loss, net at March 31, 2023 that is expected to be reclassified into earnings within the next 12 months is $19.8 million.

Note 10 — Income Taxes

The provision for income taxes was $85.5 million and $42.5 million for the three months ended March 31, 2023 and 2022, respectively. The effective income tax rate was 22.4% and 19.8% for the three months ended March 31, 2023 and 2022, respectively. The year-over-year increase in the effective income tax rate was primarily due to the sale of the TalentNeuron business.

The Company had gross unrecognized tax benefits of $141.0 million on March 31, 2023 and $137.2 million on December 31, 2022. It is reasonably possible that gross unrecognized tax benefits will decrease by approximately $12.3 million within the next twelve months due to the anticipated closure of audits and the expiration of certain statutes of limitation.

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

March 31, 2023
Derivative Contract Type	Number of Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in AOCL, net of tax
Interest rate swaps (1)	1	$350,000	$1,681	Other assets	$(35,414)
			5,909	Other current assets
Foreign currency forwards (2)	38	232,475	(483)	Accrued liabilities	—
Total	39	$582,475	$7,107		$(35,414)

December 31, 2022
Derivative Contract Type	Number of Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in AOCL, net of tax
Interest rate swaps (1)	1	$350,000	$3,952	Other assets	$(39,248)
			6,346	Other current assets
Foreign currency forwards (2)	138	687,763	625	Other current assets	—
Total	139	$1,037,763	$10,923		$(39,248)

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
(2)The Company has foreign exchange transaction risk because it typically enters into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currency. The Company enters into short-term foreign currency forward exchange contracts to mitigate the cash flow risk associated with changes in foreign currency rates on forecasted foreign currency transactions. These contracts are accounted for at fair value with realized and unrealized gains and losses recognized in Other (expense) income, net because the Company does not designate these contracts as hedges for accounting purposes. All of the outstanding foreign currency forward exchange contracts at March 31, 2023 matured before April 30, 2023.
(3)See Note 12 — Fair Value Disclosures for the determination of the fair values of these instruments.

At March 31, 2023, all of the Company’s derivative counterparties were investment grade financial institutions. The Company did not have any collateral arrangements with its derivative counterparties and none of the derivative contracts contained credit-risk related contingent features. The table below provides information regarding amounts recognized in the accompanying Condensed Consolidated Statements of Operations for derivative contracts for the periods indicated (in thousands).

	Three Months Ended
	March 31,
Amount recorded in:	2023	2022
Interest expense, net (1)	$5,117	$7,166
Other expense (income), net (2)	1,904	(26,900)
Total expense (income), net	$7,021	$(19,734)

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

Description	March 31, 2023	December 31, 2022
Assets:
Values based on Level 1 inputs:
Deferred compensation plan assets (1)	$13,208	$6,065
Total Level 1 inputs	13,208	6,065
Values based on Level 2 inputs:
Deferred compensation plan assets (1)	89,517	84,318
Foreign currency forward contracts (2)	42	3,236
Interest rate swap contract (3)	7,590	10,298
Total Level 2 inputs	97,149	97,852
Total Assets	$110,357	$103,917
Liabilities:
Values based on Level 2 inputs:
Deferred compensation plan liabilities (1)	$108,171	$96,641
Foreign currency forward contracts (2)	525	2,611
Total Level 2 inputs	108,696	99,252
Total Liabilities	$108,696	$99,252

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

(3)The Company has an interest rate swap contract that hedges the risk of variability from interest payments on its borrowings (see Note 8 — Debt). The fair value of the interest rate swap is based on mark-to-market valuations prepared by a third-party broker. This valuation are based on observable interest rates from recently executed market transactions and other observable market data, which the Company considers to be Level 2 inputs. The Company independently corroborates the reasonableness of the valuations prepared by the third-party broker by using an electronic quotation service.

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

	Carrying Amount		Fair Value
	March 31,	December 31,	March 31,	December 31,
Description	2023	2022	2023	2022
2028 Notes	$793,218	$792,934	$762,480	$740,864
2029 Notes	594,158	593,951	539,976	523,842
2030 Notes	792,537	792,324	720,104	688,856
Total	$2,179,913	$2,179,209	$2,022,560	$1,953,562

Assets and liabilities measured at fair value on a non-recurring basis

The Company’s certain long-lived assets, including identifiable intangible assets, goodwill, right-of-use assets and other long-lived assets, are measured at fair value on a nonrecurring basis when there are indicators of impairment. During the three months ended March 31, 2023 and 2022, the Company recorded impairment charges of $8.7 million and $23.9 million, respectively, on right-of-use assets and other long-lived assets primarily related to certain office leases that the Company determined will no longer be used. The impairments were derived by comparing the fair value of the impacted assets to the carrying value of those assets as of the impairment measurement date, as required under ASC Topic 360 using Level 3 inputs. See Note 14 — Leases for additional discussion related to these impairment charges.

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

Indemnifications. The Company has various agreements that may obligate it to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations related to matters such as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by the Company under these agreements have not been material. As of March 31, 2023, the Company did not have any material payment obligations under any such indemnification agreements.

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

	Three Months Ended
	March 31,
Description:	2023	2022
Operating lease cost (1)	$28,799	$30,364
Lease cost (2)	4,720	4,268
Sublease income	(12,641)	(10,925)
Total lease cost, net (3) (4)	$20,878	$23,707
Cash paid for amounts included in the measurement of operating lease liabilities	$34,948	$34,817
Cash receipts from sublease arrangements	$12,439	$11,164
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,647	$6,930

(1)Included in operating lease cost was $10.6 million and $10.5 million for the three months ended March 31, 2023 and 2022, respectively, for costs related to subleasing activities.
(2)These amounts are primarily variable lease and nonlease costs that are not fixed at the lease commencement date or are dependent on something other than an index or a rate.
(3)The Company did not capitalize any operating lease costs during any of the periods presented.
(4)Amount excludes impairment charges on lease related assets totaling $8.7 million and $23.9 million, for the three months ended March 31, 2023 and 2022, respectively, as discussed below.

The table below indicates where the discounted operating lease payments from the above table are classified in the accompanying Condensed Consolidated Balance Sheets (in thousands).

	March 31,	December 31,
Description:	2023	2022
Accounts payable and accrued liabilities	$99,674	$99,717
Operating lease liabilities	575,963	597,267
Total operating lease liabilities included in the Condensed Consolidated Balance Sheets	$675,637	$696,984

As a result and in consideration of the changing nature of the Company’s use of office space for its workforce and the transitioning to a virtual-first hybrid work environment, the Company has been evaluating its existing real estate lease portfolio. In connection with this evaluation, the Company reviewed certain of its right-of-use assets and related other long-lived assets for impairment under ASC 360. As a result of the evaluation, the Company recognized impairment losses during the three months ended March 31, 2023 and 2022 of $8.7 million and $23.9 million, respectively, which are included as a component of Selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. The impairment losses recorded include $6.3 million and $17.7 million related to right-of-use assets and $2.4 million and $6.2 million related to other long-lived assets, primarily leasehold improvements, for the three months ended March 31, 2023 and 2022, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this Management’s Discussion and Analysis (“MD&A”) is to facilitate an understanding of significant factors influencing the quarterly operating results, financial condition and cash flows of Gartner, Inc. Additionally, the MD&A conveys our expectations of the potential impact of known trends, events or uncertainties that may impact future results. You should read this discussion in conjunction with our Condensed Consolidated Financial Statements and related notes included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). Historical results and percentage relationships are not necessarily indicative of operating results for future periods. References to “Gartner,” the “Company,” “we,” “our” and “us” in this MD&A are to Gartner, Inc. and its consolidated subsidiaries.

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

We operate in a very competitive and rapidly changing environment that involves numerous known and unknown risks and uncertainties, some of which are beyond our control. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future quarterly and annual revenues, operating income, results of operations and cash flows, as well as any forward-looking statement, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in our forward-looking statements include, among others, the following: the impact of general economic conditions, including inflation (and related monetary policy by governments in response to inflation), on economic activity and our operations; changes in macroeconomic and market conditions and market volatility, including interest rates and the effect on the credit markets and access to capital; the impact of global economic and geopolitical conditions, including inflation, recession and the COVID-19 pandemic; our ability to carry out our strategic initiatives and manage associated costs; our ability to recover potential claims under our event cancellation insurance; the timing of conferences and meetings, in particular our Gartner Symposium/Xpo series that normally occurs during the fourth quarter; our ability to achieve and effectively manage growth, including our ability to integrate our acquisitions and consummate and integrate future acquisitions; our ability to pay our debt obligations; our ability to maintain and expand our products and services; our ability to expand or retain our customer base; our ability to grow or sustain revenue from individual customers; our ability to attract and retain a professional staff of research analysts and consultants as well as experienced sales personnel upon whom we are dependent, especially in light of increasing labor competition; our ability to achieve continued customer renewals and achieve new contract value, backlog and deferred revenue growth in light of competitive pressures; our ability to successfully compete with existing competitors and potential new competitors; our ability to enforce and protect our intellectual property rights; additional risks associated with international operations, including foreign currency fluctuations; the impact on our business resulting from changes in international conditions, including those resulting from the war in Ukraine and current and future sanctions imposed by governments or other authorities; the impact of restructuring and other charges on our businesses and operations; cybersecurity incidents; risks associated with the creditworthiness, budget cuts, and shutdown of governments and agencies; our ability to meet ESG commitments; the impact of changes in tax policy (including the recently enacted Inflation Reduction Act of 2022) and heightened scrutiny from various taxing authorities globally; changes to laws and regulations; and other risks and uncertainties. The potential fluctuations in our operating income could cause period-to-period comparisons of operating results not to be meaningful and could provide an unreliable indication of future operating results A description of the risk factors associated with our business is included under “Risk Factors” in Item 1A. of the 2022 Form 10-K, which is incorporated herein by reference.

Forward-looking statements are subject to risks, estimates and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those listed above or described under “Risk Factors” in Item 1A of the 2022 Form 10-K. Readers should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date hereof, and forward-looking statements in documents attached that are incorporated by reference speak only as of the date of those documents. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.

BUSINESS OVERVIEW

Gartner, Inc. (NYSE: IT) delivers actionable, objective insight to executives and their teams. Our expert guidance and tools enable faster, smarter decisions and stronger performance on an organization’s mission-critical priorities.

We deliver our products and services globally through three business segments – Research, Conferences and Consulting, as described below.

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

As of March 31, 2023 we had approximately 19,830 employees globally, an increase of 15.1% from March 31, 2022.

Recent Events

The invasion of Ukraine by Russia and the sanctions and other measures being imposed in response to this conflict have increased the level of economic and political uncertainty. In 2022, we exited our business in Russia. Russia has not composed a material portion of our consolidated revenues, net income, net assets or workforce. We do not have a business in Ukraine. Other impacts due to this evolving situation are currently unknown and could subject our business to materially adverse consequences should the situation escalate or cause an expansion of economic disruption beyond its current scope to the rest of Europe, where a material portion of our business is carried out. A prolonged disruption may adversely affect our business operations, financial performance and results of operations.

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

In February 2023, we completed the sale of a non-core business, TalentNeuron, for approximately $164.2 million and realized $158.7 million in cash from the sale, which was net of certain closing expenses. The sale is subject to certain post-closing adjustments. TalentNeuron was included in our Research segment. The Company recorded a pre-tax gain of $139.3 million on the sale of TalentNeuron, which is included in Gain from sale of divested operation in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2023.

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

We had total revenues of $1.4 billion during the first quarter of 2023, an increase of 12% compared to the first quarter of 2022. During the first quarter of 2023, revenues for Research increased by 7%, Conferences revenue increased by 524%, and Consulting revenues increased by 10%, compared to the first quarter of 2022. For a more complete discussion of our results by segment, see Segment Results below.

For the first quarter of 2023 and 2022, we had net income of $295.8 million and $172.5 million, respectively, and diluted income per share of $3.68 and $2.08, respectively. Cash provided by operating activities was $164.7 million and $167.8 million during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had $893.5 million of cash and cash equivalents and approximately $1.0 billion of available borrowing capacity on our revolving credit facility. For a more complete discussion of our cash flows and financial position, see the Liquidity and Capital Resources section below.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For information regarding our critical accounting policies and estimates, please refer to Part II, Item 7, “Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There have been no material changes to the critical accounting policies previously disclosed in that report.

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

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	Increase (Decrease)	Increase (Decrease) %
Total revenues	$1,408,869	$1,262,740	$146,129	12%
Costs and expenses:
Cost of services and product development	435,139	377,033	58,106	15
Selling, general and administrative	657,090	617,904	39,186	6
Depreciation	23,896	23,201	695	3
Amortization of intangibles	22,735	25,148	(2,413)	(10)
Acquisition and integration charges	1,368	2,207	(839)	(38)
Gain from sale of divested operation	(139,316)	—	(139,316)	nm
Operating income	407,957	217,247	190,710	88
Interest expense, net	(27,391)	(31,394)	(4,003)	(13)
Gain on event cancellation insurance claims	3,077	—	3,077	nm
Other (expense) income, net	(2,366)	29,206	(31,572)	nm
Less: Provision for income taxes	85,494	42,544	42,950	101
Net income	$295,783	$172,515	$123,268	71%

nm = not meaningful.

Total revenues for the three months ended March 31, 2023 were $1.4 billion, an increase of $146.1 million, or 12% compared to the same period in 2022 on a reported basis and 14% excluding the foreign currency impact. Refer to the section of this MD&A below entitled “Segment Results” for a discussion of revenues and results by segment.

Cost of services and product development was $435.1 million during the three months ended March 31, 2023, an increase of $58.1 million compared to the same period in 2022, or 15% on a reported basis and 17% excluding the foreign currency impact. The increase in Cost of services and product development was primarily due to increased compensation costs as a result of higher headcount, and increased conference related expenses, due to the return to in-person destination conferences. Cost of services and product development as a percent of revenues was 31% and 30% for the three months ended March 31, 2023 and 2022, respectively.

Selling, general and administrative (“SG&A”) expense was $657.1 million during the three months ended March 31, 2023, an increase of $39.2 million compared to the same period in 2022, or 6% on a reported basis and 9% excluding the foreign currency impact. The increase in SG&A expense during the three months ended March 31, 2023 was primarily as a result of higher personnel expenses due to increased headcount. This increase was partially offset by lower charges associated with the impairment of right-of-use assets and other long-lived assets of $8.7 million, compared to $23.9 million in the prior year. The number of quota-bearing sales associates in Global Technology Sales increased by 22% to 3,666 and in Global Business Sales, adjusted for the sale of our TalentNeuron business, increased by 18% to 1,141 compared to March 31, 2022. On a combined basis, the total number of quota-bearing sales associates increased by 21% when compared to March 31, 2022. SG&A expense as a percent of revenues was 47% and 49% during the three months ended March 31, 2023 and 2022, respectively.

Depreciation increased by 3% during the three months ended March 31, 2023, compared to the same period in 2022. The increase for the three months ended March 31, 2023 was primarily due to increased computer equipment and software additions in 2022, partially offset by a reduction in leasehold improvements depreciation as a result of the impairment losses recorded during calendar year 2022.

Amortization of intangibles decreased by 10% during the three months ended March 31, 2023 compared to the same period in 2022 primarily due to intangible assets divested as part of the sale of our TalentNeuron business.

Acquisition and integration charges decreased by $0.8 million during the three months ended March 31, 2023, compared to the same period in 2022.

Gain from sale of divested operation of $139.3 million was attributable to the sale of our TalentNeuron business in February 2023.

Operating income was $408.0 million and $217.2 million during the three months ended March 31, 2023 and 2022, respectively. The increase in operating income for the three months ended March 31, 2023 as compared to the prior year period was primarily due to the gain from sale of divested operation, as well as increased revenue, partially offset by an increase in cost of services and product development and selling, general and administrative expenses.

Interest expense, net decreased by $4.0 million during the three months ended March 31, 2023, compared to the same period in 2022, resulting from increased interest income and lower interest expense due to the maturation of $700.0 million in fixed-for-floating interest rate swap contracts in March 2022, partially offset by higher interest rate on our term loan.

Gain on event cancellation insurance claims of $3.1 million during the three months ended March 31, 2023 reflected proceeds related to 2020 conference cancellation insurance claims.

Other (expense) income, net for the periods presented herein included the net impact of foreign currency gains and losses from our hedging activities. Other (expense) income, net for the three months ended March 31, 2023 and March 31, 2022 also included losses (gains) of $1.4 million and $(29.9) million, respectively, on de-designated interest rate swaps.

The provision for income taxes was $85.5 million and $42.5 million for the three months ended March 31, 2023 and 2022, respectively. The effective income tax rate was 22.4% and 19.8% for the three months ended March 31, 2023 and 2022, respectively. The year-over-year increase in the effective income tax rate was primarily due to the sale of our TalentNeuron business.

Net income for the three months ended March 31, 2023 and 2022 was $295.8 million and $172.5 million, respectively. Our diluted net income per share during the three months ended March 31, 2023 increased by $1.60 compared to the same period in 2022. The increase in net income during the three months ended March 31, 2023 was primarily the result of the gain from sale of divested operations, as well as increased revenue, partially offset by increased operating expenses, a lower gain from de-designated interest rate swaps and higher income tax expense.

SEGMENT RESULTS

We evaluate reportable segment performance and allocate resources based on gross contribution margin. Gross contribution is defined as operating income or loss excluding certain Cost of services and product development expenses, SG&A expenses, Depreciation, Amortization of intangibles, Acquisition and integration charges and Gain from sale of divested operation. Gross contribution margin is defined as gross contribution as a percent of revenues.

Reportable Segments

The sections below present the results of the Company’s three reportable business segments: Research, Conferences and Consulting.

Research

	As Of And For The Three Months Ended March 31, 2023	As Of And For The Three Months Ended March 31, 2022	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$1,217,191	$1,136,380	$80,811	7%
Gross contribution (1)	$899,514	$849,379	$50,135	6%
Gross contribution margin	74%	75%	(1) point	—
Business Measurements:
Global Technology Sales (2):
Contract value (1), (3)	$3,534,000	$3,246,000	$288,000	9%
Client retention	85%	86%	(1) point	—
Wallet retention	104%	107%	(3) points	—
Global Business Sales (2):
Contract value (1), (3), (4)	$983,000	$845,000	$138,000	16%
Client retention	89%	87%	2 points	—
Wallet retention	110%	115%	(5) points	—

(1)Dollars in thousands.
(2)Global Technology Sales includes sales to users and providers of technology. Global Business Sales includes sales to all other functional leaders.
(3)Contract values are on a foreign exchange neutral basis. Contract values as of March 31, 2022 have been calculated using the same foreign currency rates as 2023.
(4)Contract value as of March 31, 2022 excludes the TalentNeuron business sold in February 2023.

Research revenues increased by $80.8 million during the three months ended March 31, 2023 compared to the same period in 2022, or 7% on a reported basis and 9% excluding the foreign currency impact. The segment gross contribution margin was 74% and 75% for the three months ended March 31, 2023 and 2022, respectively. The increase in revenues during 2023 was primarily due to strong Research contract value growth in 2022.

Contract value increased to $4.5 billion at March 31, 2023, or 10% compared to March 31, 2022 excluding the foreign currency impact. Global Technology Sales (“GTS”) contract value increased by 9% at March 31, 2023 when compared to March 31, 2022. The increase in GTS contract value was primarily due to new business from new and existing clients. GTS contract value increased by at least high single-digits for all enterprise sizes and all sectors but Healthcare and Tech and Telecom. Global Business Sales (“GBS”) contract value increased by 16% year-over-year, also primarily driven by new business from new and existing clients. The majority of our GBS practices achieved double-digit growth rates, with all enterprise sizes and nearly all sectors growing double-digits year-over-year.

GTS client retention was 85% and 86% as of March 31, 2023 and 2022, respectively, while wallet retention was 104% and 107%, respectively. GBS client retention was 89% and 87% as of March 31, 2023 and 2022, respectively, while wallet retention was 110% and 115%, respectively. The decrease in GTS and GBS wallet retention was largely due to lower levels of incremental spending by existing clients.

Conferences

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$64,642	$10,354	$54,288	524%
Gross contribution (1)	$26,788	$(2,876)	$29,664	nm
Gross contribution margin	41%	(28)%	69 points	—
Business Measurements:
Number of destination conferences (2)	10	5	5	100%
Number of destination conferences attendees (2)	11,125	3,904	7,221	185%
nm = not meaningful.

(1)Dollars in thousands.
(2)Includes both virtual and in-person conferences. Single day, local meetings are excluded.

Conferences revenues increased by $54.3 million during the three months ended March 31, 2023 compared to the same period in 2022. The increase in revenues for the three months ended March 31, 2023 was primarily due to the return to in-person destination conferences, beginning in the second quarter of 2022. We held 10 in-person destination conferences during the three months ended March 31, 2023, compared to 5 virtual conferences during the three months ended March 31, 2022. Gross contribution increased to $26.8 million during the three months ended March 31, 2023 compared to negative $2.9 million in the same period last year. The increase in gross contribution was primarily the result of the return to in-person destination conferences noted above.

Consulting

	As Of And For The Three Months Ended March 31, 2023	As Of And For The Three Months Ended March 31, 2022	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$127,036	$116,006	$11,030	10%
Gross contribution (1)	$50,808	$51,012	$(204)	—%
Gross contribution margin	40%	44%	(4) points	—
Business Measurements:
Backlog (1), (2)	$160,600	$140,800	$19,800	14%
Billable headcount	904	780	124	16%
Consultant utilization	67%	72%	(5) points	—

(1)Dollars in thousands.
(2)Backlog is on a foreign exchange neutral basis. Backlog as of March 31, 2022 has been calculated using the same foreign currency rates as 2023.

Consulting revenues increased by 10% during the three months ended March 31, 2023 compared to the same period in 2022 on a reported basis and 14% excluding the foreign currency impact, with an increase in labor-based consulting revenue of 1% and an increase in contract optimization revenue of 53%, each on a reported basis. Contract optimization revenue may vary significantly and, as such, revenues for the first quarter of 2023 may not be indicative of results for the remainder of 2023 or beyond. The segment gross contribution margin was 40% and 44% for the three months ended March 31, 2023 and 2022, respectively. The decrease in gross contribution margin during the first quarter of 2023 was primarily due to increased personnel expense related to higher headcount.

Backlog increased by $19.8 million, or 14%, from March 31, 2022 to March 31, 2023 excluding the foreign currency impact.

LIQUIDITY AND CAPITAL RESOURCES

We finance our operations through cash generated from our operating activities and, to a lesser extent, borrowings. Note 8 — Debt in the Notes to Condensed Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations. At March 31, 2023, we had $893.5 million of cash and cash equivalents and approximately $1.0 billion of available borrowing capacity on the revolving credit facility under our 2020 Credit Agreement. We believe that the Company has adequate liquidity to meet its currently anticipated needs for both the next twelve months and the foreseeable future.

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

Our cash and cash equivalents are held in numerous locations throughout the world with 47% held outside the U.S. at March 31, 2023. We intend to reinvest substantially all of its accumulated undistributed foreign earnings, except in instances where repatriation would result in minimal additional tax.

The table below summarizes the changes in the Company’s cash balances for the periods indicated (in thousands).

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	Increase (Decrease)
Cash provided by operating activities	$164,679	$167,785	$(3,106)
Cash provided by (used in) investing activities	137,611	(17,293)	154,904
Cash used in financing activities	(101,292)	(445,452)	344,160
Net increase (decrease) in cash and cash equivalents and restricted cash	200,998	(294,960)	495,958
Effects of exchange rates	(5,485)	(5,358)	(127)
Beginning cash and cash equivalents and restricted cash	698,599	760,602	(62,003)
Ending cash and cash equivalents and restricted cash	$894,112	$460,284	$433,828

Operating

Cash provided by operating activities was $164.7 million and $167.8 million during the three months ended March 31, 2023 and 2022, respectively. The year-over-year decrease was primarily due to lower contribution from deferred revenue growth partially offset by increased operating income.

Investing

Cash provided by (used in) investing activities was $137.6 million and $(17.3) million during the three months ended March 31, 2023 and 2022, respectively. The increase from 2022 to 2023 was the result of the proceeds received from the sale of our TalentNeuron business in February 2023, partially offset by increased capital expenditures primarily due to higher capitalized software and computer equipment additions.

Financing

Cash used in financing activities was $101.3 million and $445.5 million during the three months ended March 31, 2023 and 2022, respectively. During the 2023 period, we used $106.9 million of cash for share repurchases and paid a net $1.8 million in debt principal repayments. During the 2022 period, we used $451.1 million of cash for share repurchases and repaid a net $1.3 million in debt principal repayments.

Debt

As of March 31, 2023, the Company had $2.5 billion of principal amount of debt outstanding, of which $6.0 million is to be repaid in the remainder of fiscal year 2023. Note 8 — Debt in the Notes to Condensed Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations. From time to time, the Company may seek to retire or repurchase its outstanding debt through various methods including open market repurchases, negotiated block transactions, or otherwise, all or some of which may be effected through Rule 10b5-1 plans. Such transactions, if any, depend on prevailing market conditions, our liquidity and capital requirements, contractual restrictions, and other factors, and may involve material amounts.

OFF BALANCE SHEET ARRANGEMENTS

From January 1, 2023 through March 31, 2023, the Company has not entered into any material off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

As of March 31, 2023, the Company had $2.5 billion in total debt principal outstanding. Note 8 — Debt in the Notes to Condensed Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations.

Approximately $280.4 million of the Company’s total debt outstanding as of March 31, 2023 was based on a floating base rate of interest, which potentially exposes the Company to increases in interest rates. However, we reduce our overall exposure to interest rate increases through our interest rate swap contract, which effectively converts the floating base interest rates on all of our variable rate borrowings to fixed rates.

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

Translation risk arises as our foreign currency assets and liabilities are translated into U.S. dollars because the functional currencies of our foreign operations are generally denominated in the local currency. Adjustments resulting from the translation of these assets and liabilities are deferred and recorded as a component of stockholders’ equity. A measure of the potential impact of foreign currency translation can be determined through a sensitivity analysis of our cash and cash equivalents. At March 31, 2023, we had $893.5 million of cash and cash equivalents, with a substantial portion denominated in foreign currencies. If the exchange rates of the foreign currencies we hold all changed in comparison to the U.S. dollar by 10%, the amount of cash and cash equivalents we would have reported on March 31, 2023 could have increased or decreased by approximately $49.3 million. The translation of our foreign currency revenues and expenses historically has not had a material impact on our consolidated earnings because movements in and among the major currencies in which we operate tend to impact our revenues and expenses fairly equally. However, our earnings could be impacted during periods of significant exchange rate volatility, or when some or all of the major currencies in which we operate move in the same direction against the U.S. dollar.

Transaction risk arises when we enter into a transaction that is denominated in a currency that may differ from the local functional currency. As these transactions are translated into the local functional currency, a gain or loss may result, which is recorded in current period earnings. We typically enter into foreign currency forward exchange contracts to mitigate the effects of some of this foreign currency transaction risk. Our outstanding foreign currency forward exchange contracts as of March 31, 2023 had an immaterial net unrealized loss.

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

ITEM 4. CONTROLS AND PROCEDURES

We have established disclosure controls and procedures that are designed to ensure that the information we are required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to our executive management team, including our chief executive officer and our chief financial officer, to allow timely decisions regarding required disclosure.

Management conducted an evaluation, as of March 31, 2023, of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed or submitted under the Exchange Act.

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

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

In May 2015, the Company’s Board of Directors (the “Board”) authorized a share repurchase program to repurchase up to $1.2 billion of the Company’s common stock. The Board authorized incremental share repurchases of up to an additional $1.6 billion, $1.0 billion and $0.4 billion of the Company’s common stock during 2021, 2022, and February 2023, respectively. The Company may repurchase its common stock from time-to-time in amounts, at prices and in the manner that the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended), accelerated share repurchases, private transactions or other transactions and will be funded by cash on hand and borrowings. Repurchases may also be made from time-to-time in connection with the settlement of the Company’s stock-based compensation awards. The table below summarizes the repurchases of our common stock during the three months ended March 31, 2023.

Period	Total Number of Shares Purchased (#)	Average Price Paid Per Share ($)	Total Number of Shares Purchased Under Announced Programs (#)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2023 to January 31, 2023	4,913	$333.94	—	$606,007
February 1, 2023 to February 28, 2023	181,537	343.47	24,098	998,008
March 1, 2023 to March 31, 2023	141,230	317.61	137,097	$954,519
Total for the quarter (1)	327,680	$332.18	161,195

(1)The repurchased shares during the three months ended March 31, 2023 included purchases for both the settlement of stock-based compensation awards and open market purchases.

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

Gartner, Inc.

Date:	May 2, 2023	/s/ Craig W. Safian
Craig W. Safian
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)