Form 10-Q
period 2023-06-30
GARTNER INC
filed 2023-08-01
CIK 749251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 28, 2023, 78,825,222 shares of the registrant’s common shares were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited; in thousands, except share data)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$1,172,828	$697,999
Fees receivable, net of allowances of $8,000 and $9,000, respectively	1,271,792	1,556,786
Deferred commissions	311,085	363,079
Prepaid expenses and other current assets	143,473	119,207
Assets held-for-sale	—	49,036
Total current assets	2,899,178	2,786,107
Property, equipment and leasehold improvements, net	258,601	264,581
Operating lease right-of-use assets	398,250	436,592
Goodwill	2,931,821	2,930,211
Intangible assets, net	547,794	584,714
Other assets	320,289	297,531
Total Assets	$7,355,933	$7,299,736
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$828,873	$1,115,198
Deferred revenues	2,499,379	2,443,762
Current portion of long-term debt	9,000	7,800
Liabilities held-for-sale	—	30,840
Total current liabilities	3,337,252	3,597,600
Long-term debt, net of deferred financing fees	2,451,137	2,453,607
Operating lease liabilities	555,085	597,267
Other liabilities	425,953	423,464
Total Liabilities	6,769,427	7,071,938
Stockholders’ Equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0005 par value, 250,000,000 shares authorized; 163,602,067 shares issued for both periods	82	82
Additional paid-in capital	2,259,057	2,179,604
Accumulated other comprehensive loss, net	(85,127)	(101,610)
Accumulated earnings	4,350,652	3,856,826
Treasury stock, at cost, 84,425,787 and 84,428,513 common shares, respectively	(5,938,158)	(5,707,104)
Total Stockholders’ Equity	586,506	227,798
Total Liabilities and Stockholders’ Equity	$7,355,933	$7,299,736

See the accompanying notes to Condensed Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Research	$1,207,885	$1,142,329	$2,425,076	$2,278,709
Conferences	168,897	113,525	233,539	123,879
Consulting	126,403	120,667	253,439	236,673
Total revenues	1,503,185	1,376,521	2,912,054	2,639,261
Costs and expenses:
Cost of services and product development	487,418	424,535	922,557	801,568
Selling, general and administrative	680,168	604,911	1,337,258	1,222,815
Depreciation	23,712	22,910	47,608	46,111
Amortization of intangibles	22,901	24,754	45,636	49,902
Acquisition and integration charges	1,973	2,289	3,341	4,496
Gain from sale of divested operation	3,906	—	(135,410)	—
Total costs and expenses	1,220,078	1,079,399	2,220,990	2,124,892
Operating income	283,107	297,122	691,064	514,369
Interest expense, net	(24,558)	(29,719)	(51,949)	(61,113)
Gain on event cancellation insurance claims	—	—	3,077	—
Other income, net	5,575	8,548	3,209	37,754
Income before income taxes	264,124	275,951	645,401	491,010
Provision for income taxes	66,081	71,026	151,575	113,570
Net income	$198,043	$204,925	$493,826	$377,440

Net income per share:
Basic	$2.50	$2.55	$6.22	$4.65
Diluted	$2.48	$2.53	$6.17	$4.60
Weighted average shares outstanding:
Basic	79,285	80,271	79,368	81,145
Diluted	79,820	80,974	80,015	82,011

See the accompanying notes to Condensed Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited; in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$198,043	$204,925	$493,826	$377,440
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	6,932	(25,431)	8,764	(32,229)
Interest rate swaps – net change in deferred gain or loss	3,818	3,869	7,652	9,239
Pension plans – net change in deferred actuarial loss	33	(143)	67	(95)
Other comprehensive income (loss), net of tax	10,783	(21,705)	16,483	(23,085)
Comprehensive income	$208,826	$183,220	$510,309	$354,355

See the accompanying notes to Condensed Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(Unaudited; in thousands)

Three and Six Months Ended June 30, 2023
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Accumulated Earnings	Treasury Stock	Total
Balance at December 31, 2022	$82	$2,179,604	$(101,610)	$3,856,826	$(5,707,104)	$227,798
Net income	—	—	—	295,783	—	295,783
Other comprehensive income	—	—	5,700	—	—	5,700
Issuances under stock plans	—	(2,141)	—	—	9,520	7,379
Common share repurchases	—	—	—	—	(108,850)	(108,850)
Stock-based compensation expense	—	45,048	—	—	—	45,048
Balance at March 31, 2023	$82	$2,222,511	$(95,910)	$4,152,609	$(5,806,434)	$472,858
Net income	—	—	—	198,043	—	198,043
Other comprehensive income	—	—	10,783	—	—	10,783
Issuances under stock plans	—	4,313	—	—	1,586	5,899
Common share repurchases (including excise tax)	—	—	—	—	(133,310)	(133,310)
Stock-based compensation expense	—	32,233	—	—	—	32,233
Balance at June 30, 2023	$82	$2,259,057	$(85,127)	$4,350,652	$(5,938,158)	$586,506

Three and Six Months Ended June 30, 2022
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Accumulated Earnings	Treasury Stock	Total
Balance at December 31, 2021	$82	$2,074,896	$(81,431)	$3,049,027	$(4,671,516)	$371,058
Net income	—	—	—	172,515	—	172,515
Other comprehensive loss	—	—	(1,380)	—	—	(1,380)
Issuances under stock plans	—	579	—	—	6,385	6,964
Common share repurchases	—	—	—	—	(463,125)	(463,125)
Stock-based compensation expense	—	32,121	—	—	—	32,121
Balance at March 31, 2022	$82	$2,107,596	$(82,811)	$3,221,542	$(5,128,256)	$118,153
Net income	—	—	—	204,925	—	204,925
Other comprehensive loss	—	—	(21,705)	—	—	(21,705)
Issuances under stock plans	—	4,634	—	—	427	5,061
Common share repurchases	—	—	—	—	(473,755)	(473,755)
Stock-based compensation expense	—	24,454	—	—	—	24,454
Balance at June 30, 2022	$82	$2,136,684	$(104,516)	$3,426,467	$(5,601,584)	$(142,867)

See the accompanying notes to Condensed Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Six Months Ended
	June 30,
	2023	2022
Operating activities:
Net income	$493,826	$377,440
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	93,244	96,013
Stock-based compensation expense	77,281	56,575
Deferred taxes	(16,153)	3,256
Gain from sale of divested operation	(135,410)	—
Loss on impairment of lease related assets	18,727	35,501
Reduction in the carrying amount of operating lease right-of-use assets	35,357	35,366
Amortization and write-off of deferred financing fees	2,330	2,273
Gain on de-designated swaps	(5,101)	(40,547)
Changes in assets and liabilities, net of acquisitions and divestitures:
Fees receivable, net	294,569	159,098
Deferred commissions	54,053	60,156
Prepaid expenses and other current assets	(18,667)	(20,248)
Other assets	(30,738)	11,317
Deferred revenues	36,704	212,083
Accounts payable and accrued and other liabilities	(299,561)	(404,891)
Cash provided by operating activities	600,461	583,392
Investing activities:
Additions to property, equipment and leasehold improvements	(46,694)	(38,385)
Proceeds from sale of divested operation	156,057	—
Cash provided by (used in) investing activities	109,363	(38,385)
Financing activities:
Proceeds from employee stock purchase plan	13,240	11,995
Payments on borrowings	(3,600)	(2,663)
Purchases of treasury stock	(238,372)	(929,880)
Cash used in financing activities	(228,732)	(920,548)
Net increase (decrease) in cash and cash equivalents and restricted cash	481,092	(375,541)
Effects of exchange rates on cash and cash equivalents	(6,263)	(20,479)
Cash and cash equivalents and restricted cash, beginning of period	698,599	760,602
Cash and cash equivalents and restricted cash, end of period	$1,173,428	$364,582

See the accompanying notes to Condensed Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 — Business and Basis of Presentation

Business. Gartner, Inc. (NYSE: IT) delivers actionable, objective insight that drives smarter decisions and stronger performance on an organization’s mission-critical priorities.

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

The fiscal year of Gartner is the twelve-month period from January 1 through December 31. In the opinion of management, all normal recurring accruals and adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented herein have been included. The results of operations for the three and six months ended June 30, 2023 may not be indicative of the results of operations for the remainder of 2023 or beyond. When used in these notes, the terms “Gartner,” the “Company,” “we,” “us,” or “our” refer to Gartner, Inc. and its consolidated subsidiaries.

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

	June 30,	December 31,
	2023	2022
Cash and cash equivalents	$1,172,828	$697,999
Restricted cash classified in (1):
Prepaid expenses and other current assets	600	—
Other assets	—	600
Cash and cash equivalents and restricted cash	$1,173,428	$698,599

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

Adoption of new accounting standard. The Company adopted the accounting standard described below during the six months ended June 30, 2023.

Reference Rate Reform — In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform—Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU No. 2020-04”). ASU No. 2020-04 provides that an entity can elect not to apply certain required modification accounting in U.S. GAAP to contracts where all changes to the critical terms relate to reference rate reform (e.g., the expected discontinuance of LIBOR and the transition to an alternative reference interest rate, etc.). In addition, the rule provides optional expedients and exceptions that enable entities to continue to apply hedge accounting for hedging relationships where one or more of the critical terms change due to reference rate reform. The rule became effective for all entities as of March 12, 2020 and, after the issuance of ASU 2022-06, will generally no longer be available to apply after December 31, 2024. During 2023, the Company adopted the practical expedient provided under ASU 2020-04 related to its debt and interest rate swap arrangements and as such, the amendments in the second quarter of 2023 are treated as a continuation of the existing agreements and no gain or loss on the modification was recorded.

Note 2 — Acquisition and Divestiture

Acquisition

In October 2022, the Company acquired 100% of the outstanding capital stock of UpCity, Inc. (“UpCity”), a privately-held company based in Chicago, Illinois, for an aggregate purchase price of $6.4 million. UpCity’s online marketplace helps small businesses by connecting them to ratings and reviews of more than 50,000 B2B service providers.

Divestiture

In February 2023, the Company completed the sale of a non-core business, TalentNeuron, for approximately $161.1 million after consideration of post-close adjustments. $156.1 million cash was received from the sale during the six months ended June 30, 2023. The Company recorded a pre-tax gain of $135.4 million on the sale of TalentNeuron, which is included in Gain from sale of divested operation in the Condensed Consolidated Statement of Operations for the six months ended June 30, 2023. For the three months ended June 30, 2023, post-close adjustments were settled and resulted in a $3.9 million reduction to the gain. TalentNeuron was included in the Company’s Research segment. The principal components of the assets divested included goodwill, intangible assets, net, property, equipment and leasehold improvements, net, and accounts receivable, with carrying amounts of $16.0 million, $9.5 million, $4.5 million and $11.8 million, respectively, while the liabilities transferred with the sale primarily consisted of deferred revenue with a carrying amount of $24.4 million. Such assets and liabilities were included in Assets held-for-sale and Liabilities held-for-sale, respectively, on the Condensed Consolidated Balance Sheet at December 31, 2022 at their respective carrying values at that date.

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

The table below presents changes to the carrying amount of goodwill by segment during the six months ended June 30, 2023 (in thousands).

	Research	Conferences	Consulting	Total
Balance at December 31, 2022 (1)	$2,651,193	$183,951	$95,067	$2,930,211
Foreign currency translation impact	1,033	22	555	1,610
Balance at June 30, 2023 (1)	$2,652,226	$183,973	$95,622	$2,931,821

(1)The Company does not have any accumulated goodwill impairment losses.

Finite-Lived Intangible Assets

The tables below present reconciliations of the carrying amounts of the Company’s finite-lived intangible assets as of the dates indicated (in thousands).

June 30, 2023	Customer Relationships	Technology-related	Other	Total
Gross cost at December 31, 2022	$1,060,541	$11,200	$10,436	$1,082,177
Intangible assets fully amortized	—	(632)	—	(632)
Foreign currency translation impact	16,292	38	—	16,330
Gross cost	1,076,833	10,606	10,436	1,097,875
Accumulated amortization (1)	(537,103)	(6,873)	(6,105)	(550,081)
Balance at June 30, 2023	$539,730	$3,733	$4,331	$547,794

December 31, 2022	Customer Relationships	Technology-related	Other	Total
Gross cost	$1,060,541	11,200	$10,436	$1,082,177
Accumulated amortization (1)	(486,260)	(5,600)	(5,603)	(497,463)
Balance at December 31, 2022	$574,281	$5,600	$4,833	$584,714

(1) Finite-lived intangible assets are amortized using the straight-line method over the following periods: Customer relationships—6 to 13 years; Technology-related—3 years; and Other—4 to 11 years.

Amortization expense related to finite-lived intangible assets was $22.9 million and $24.8 million during the three months ended June 30, 2023 and 2022, respectively, and $45.6 million and $49.9 million during the six months ended June 30, 2023 and 2022, respectively. The estimated future amortization expense by year for finite-lived intangible assets is presented in the table below (in thousands).

2023 (remaining six months)	$46,004
2024	90,111
2025	81,444
2026	78,769
2027	78,161
Thereafter	173,305
$547,794

Note 4 — Revenue and Related Matters

Disaggregated Revenue — The Company’s disaggregated revenue by reportable segment is presented in the tables below for the periods indicated (in thousands).

By Primary Geographic Market (1)

Three Months Ended June 30, 2023
Primary Geographic Market	Research	Conferences	Consulting	Total
United States and Canada	$812,724	$123,243	$76,413	$1,012,380
Europe, Middle East and Africa	258,255	38,803	33,865	330,923
Other International	136,906	6,851	16,125	159,882
Total revenues	$1,207,885	$168,897	$126,403	$1,503,185

Three Months Ended June 30, 2022
Primary Geographic Market	Research	Conferences	Consulting	Total
United States and Canada	$752,670	$87,267	$72,816	$912,753
Europe, Middle East and Africa	255,417	21,036	34,047	310,500
Other International	134,242	5,222	13,804	153,268
Total revenues	$1,142,329	$113,525	$120,667	$1,376,521

Six Months Ended June 30, 2023
Primary Geographic Market	Research	Conferences	Consulting	Total
United States and Canada	$1,622,123	$172,018	$153,388	$1,947,529
Europe, Middle East and Africa	526,912	48,010	66,803	641,725
Other International	276,041	13,511	33,248	322,800
Total revenues	$2,425,076	$233,539	$253,439	$2,912,054

Six Months Ended June 30, 2022
Primary Geographic Market	Research	Conferences	Consulting	Total
United States and Canada	$1,493,199	$94,919	$141,605	$1,729,723
Europe, Middle East and Africa	518,546	22,274	66,491	607,311
Other International	266,964	6,686	28,577	302,227
Total revenues	$2,278,709	$123,879	$236,673	$2,639,261

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

By Timing of Revenue Recognition

Three Months Ended June 30, 2023
Timing of Revenue Recognition	Research	Conferences	Consulting	Total
Transferred over time (1)	$1,113,328	$—	$103,921	$1,217,249
Transferred at a point in time (2)	94,557	168,897	22,482	285,936
Total revenues	$1,207,885	$168,897	$126,403	$1,503,185

Three Months Ended June 30, 2022
Timing of Revenue Recognition	Research	Conferences	Consulting	Total
Transferred over time (1)	$1,037,864	$—	$95,201	$1,133,065
Transferred at a point in time (2)	104,465	113,525	25,466	243,456
Total revenues	$1,142,329	$113,525	$120,667	$1,376,521

Six Months Ended June 30, 2023
Timing of Revenue Recognition	Research	Conferences	Consulting	Total
Transferred over time (1)	$2,223,124	$—	$200,928	$2,424,052
Transferred at a point in time (2)	201,952	233,539	52,511	488,002
Total revenues	$2,425,076	$233,539	$253,439	$2,912,054

Six Months Ended June 30, 2022
Timing of Revenue Recognition	Research	Conferences	Consulting	Total
Transferred over time (1)	$2,063,674	$—	$191,637	$2,255,311
Transferred at a point in time (2)	215,035	123,879	45,036	383,950
Total revenues	$2,278,709	$123,879	$236,673	$2,639,261

(1)Research revenues in this category are recognized in connection with performance obligations that are satisfied over time using a time-elapsed output method to measure progress. Consulting revenues in this category are recognized over time using labor hours as an input measurement basis.
(2)The revenues in this category are recognized in connection with performance obligations that are satisfied at the point in time that the contractual deliverables are provided to the customer.

Performance Obligations — For customer contracts that are greater than one year in duration, the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied (or partially unsatisfied) as of June 30, 2023 was approximately $5.2 billion. The Company expects to recognize $1.7 billion, $2.5 billion and $1.0 billion of this revenue (most of which pertains to Research) during the remainder of 2023, the year ending December 31, 2024 and thereafter, respectively. The Company applies a practical expedient that is permitted under ASC Topic 606 and, accordingly, it does not disclose such performance obligation information for customer contracts that have original durations of one year or less. The Company’s performance obligations for contracts meeting this ASC Topic 606 disclosure exclusion primarily include: (i) stand-ready services under Research subscription contracts; (ii) holding conferences and meetings where attendees and exhibitors can participate; and (iii) providing customized Consulting solutions for clients under fixed fee and time and materials engagements. The remaining duration of these performance obligations is generally less than one year, which aligns with the period that the parties have enforceable rights and obligations under the affected contracts.

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

	June 30,	December 31,
	2023	2022
Assets:
Fees receivable, gross (1)	$1,279,792	$1,565,786
Contract assets recorded in Prepaid expenses and other current assets (2)	$33,198	$21,183
Contract liabilities:
Deferred revenues (current liability) (3)	$2,499,379	$2,443,762
Non-current deferred revenues recorded in Other liabilities (3)	30,929	39,115
Total contract liabilities	$2,530,308	$2,482,877

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

The Company recognized revenue of $1.2 billion and $1.0 billion during the three months ended June 30, 2023 and 2022, respectively, and $1.6 billion and $1.4 billion during the six months ended June 30, 2023 and 2022, respectively, that was attributable to deferred revenues that were recorded at the beginning of each such period. Those amounts primarily consisted of Research revenues that were recognized ratably as control of the goods or services passed to the customer during the reporting periods. During each of the three and six months ended June 30, 2023 and 2022, the Company did not record any material impairments related to its contract assets.

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

The table below sets forth the calculation of basic and diluted income per share for the periods indicated (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerator:
Net income used for calculating basic and diluted income per share	$198,043	$204,925	$493,826	$377,440
Denominator:
Weighted average common shares used in the calculation of basic income per share	79,285	80,271	79,368	81,145
Dilutive effect of outstanding awards associated with stock-based compensation plans (1)	535	703	647	866
Shares used in the calculation of diluted income per share	79,820	80,974	80,015	82,011
Basic income per share	$2.50	$2.55	$6.22	$4.65
Diluted income per share	$2.48	$2.53	$6.17	$4.60

(1)Certain outstanding awards associated with stock-based compensation plans were not included in the computation of diluted income per share because the effect would have been anti-dilutive. These anti-dilutive outstanding awards associated with stock-based compensation plans totaled approximately $0.2 million and $0.4 million for the three months ended June 30, 2023 and 2022, respectively, and $0.2 million and $0.3 million for the six months ended June 30, 2023 and 2022, respectively.

Note 6 — Stock-Based Compensation

The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company currently awards stock-settled stock appreciation rights, service-based and performance-based restricted stock units, and common stock equivalents. As of June 30, 2023, the Company had 5.9 million shares of its common stock, par value $0.0005 per share, (the “Common Stock”) available for stock-based compensation awards under the Gartner, Inc. Long-Term Incentive Plan as amended and restated in June 2023 (the “Plan”).

The tables below summarize the Company’s stock-based compensation expense by award type and expense category line item during the periods indicated (in millions).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Award type	2023	2022	2023	2022
Stock appreciation rights	$3.1	$2.5	$5.6	$4.4
Restricted stock units	28.9	21.8	71.1	51.8
Common stock equivalents	0.3	0.2	0.6	0.4
Total (1)	$32.3	$24.5	$77.3	$56.6

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Expense category line item	2023	2022	2023	2022
Cost of services and product development	$12.7	$7.9	$31.0	$19.4
Selling, general and administrative	19.6	16.6	46.3	37.2
Total (1)	$32.3	$24.5	$77.3	$56.6

(1)Includes costs of $13.1 million and $8.1 million during the three months ended June 30, 2023 and 2022, respectively, and $39.9 million and $27.3 million during the six months ended June 30, 2023 and 2022, respectively, for awards to retirement-eligible employees. Those awards vest on an accelerated basis.

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

The tables below present information about the Company’s reportable segments for the periods indicated (in thousands).

Three Months Ended June 30, 2023	Research	Conferences	Consulting	Consolidated
Revenues	$1,207,885	$168,897	$126,403	$1,503,185
Gross contribution	885,282	98,450	47,321	1,031,053
Corporate and other expenses				(747,946)
Operating income				$283,107

Three Months Ended June 30, 2022	Research	Conferences	Consulting	Consolidated
Revenues	$1,142,329	$113,525	$120,667	$1,376,521
Gross contribution	843,965	73,526	50,223	967,714
Corporate and other expenses				(670,592)
Operating income				$297,122

Six Months Ended June 30, 2023	Research	Conferences	Consulting	Consolidated
Revenues	$2,425,076	$233,539	$253,439	$2,912,054
Gross contribution	1,784,796	125,238	98,129	2,008,163
Corporate and other expenses				(1,317,099)
Operating income				$691,064

Six Months Ended June 30, 2022	Research	Conferences	Consulting	Consolidated
Revenues	$2,278,709	$123,879	$236,673	$2,639,261
Gross contribution	1,693,344	70,650	101,235	1,865,229
Corporate and other expenses				(1,350,860)
Operating income				$514,369

The table below provides a reconciliation of total segment gross contribution to net income for the periods indicated (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Total segment gross contribution	$1,031,053	$967,714	$2,008,163	$1,865,229
Costs and expenses:
Cost of services and product development - unallocated (1)	15,286	15,728	18,666	27,536
Selling, general and administrative	680,168	604,911	1,337,258	1,222,815
Depreciation and amortization	46,613	47,664	93,244	96,013
Acquisition and integration charges	1,973	2,289	3,341	4,496
Gain from sale of divested operation	3,906	—	(135,410)	—
Operating income	283,107	297,122	691,064	514,369
Interest expense and other, net	(18,983)	(21,171)	(48,740)	(23,359)
Gain on event cancellation insurance claims	—	—	3,077	—
Less: Provision for income taxes	66,081	71,026	151,575	113,570
Net income	$198,043	$204,925	$493,826	$377,440

(1)The unallocated amounts consist of certain bonus and fringe costs recorded in consolidated Cost of services and product development that are not allocated to segment expense. The Company’s policy is to allocate bonuses to segments at 100% of a segment employee’s target bonus. Amounts above or below 100% are absorbed by corporate.

Note 8 — Debt

The Company’s total outstanding borrowings are summarized in the table below (in thousands).

	June 30,	December 31,
Description	2023	2022
2020 Credit Agreement - Term loan facility (1)	$278,600	$282,200
2020 Credit Agreement - Revolving credit facility (1), (2)	—	—
Senior Notes due 2028 (“2028 Notes”) (3)	800,000	800,000
Senior Notes due 2029 (“2029 Notes”) (4)	600,000	600,000
Senior Notes due 2030 (“2030 Notes”) (5)	800,000	800,000
Other (6)	5,000	5,000
Principal amount outstanding (7)	2,483,600	2,487,200
Less: deferred financing fees (8)	(23,463)	(25,793)
Net balance sheet carrying amount	$2,460,137	$2,461,407

(1)The contractual annualized interest rate as of June 30, 2023 on the amended 2020 Credit Agreement Term loan facility and the Revolving credit facility was 6.475%, which consisted of Term Secured Overnight Financing Rate ("SOFR") of 5.125% plus a margin of 1.350%. However, the Company has an interest rate swap contract that effectively convert the floating SOFR on outstanding amounts to a fixed base rate.
(2)The Company had approximately $1.0 billion of available borrowing capacity on the 2020 Credit Agreement revolver (not including the expansion feature) as of June 30, 2023.
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
(7)The weighted average annual effective rate on the Company’s outstanding debt for the three and six months ended June 30, 2023, including the effects of its interest rate swaps discussed below, was 5.02%.
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

2020 Credit Agreement

The Company has a credit facility that currently provides for a $400.0 million Term loan facility and a $1.0 billion Revolving credit facility (the “2020 Credit Agreement”). The 2020 Credit Agreement contains certain customary restrictive loan covenants, including, among others, financial covenants that apply a maximum consolidated leverage ratio and a minimum consolidated interest expense coverage ratio. The Company was in compliance with all financial covenants as of June 30, 2023.

The Term loan is being repaid in consecutive quarterly installments that commenced on December 31, 2020, plus a final payment to be made on September 28, 2025. The Revolving credit facility may be borrowed, repaid and re-borrowed through September 28, 2025, at which all then-outstanding amounts must be repaid.

In May 2023, the Company entered into an amendment of the 2020 Credit Agreement that replaced the interest rate benchmark from LIBOR to Secured Overnight Financing Rate (“SOFR”). After the amendment, interest is accrued on outstanding balances under the credit facility and payable monthly at a rate of the one month Term SOFR plus 10 basis points and the applicable margin. Prior to the amendment, interest was accrued at a rate of the one month LIBOR plus the applicable margin.

Interest Rate Swaps

As of June 30, 2023, the Company had one fixed-for-floating interest rate swap contract with a notional value of $350.0 million that matures in 2025. In May 2023, in conjunction with the amendment of the 2020 credit agreement, the Company entered into an amendment of its interest rate swap contract. Under the amended agreement, the Company pays a base fixed rate of 2.98% and in return receives a floating Term SOFR base rate on 30-day notional borrowings. Prior to the amendment, the Company paid a base fixed rate of 3.04% and in return received a floating Eurodollar base rate on 30-day notional borrowings.

Effective June 30, 2020, the Company de-designated all of its interest rate swaps and discontinued hedge accounting. Accordingly, subsequent changes to the fair value of the interest rate swaps are recorded in Other income, net. The amounts previously recorded in Accumulated other comprehensive loss are amortized into Interest expense, net over the terms of the hedged forecasted interest payments. As of June 30, 2023, $42.1 million is remaining in Accumulated other comprehensive loss, net. See Note 11 — Derivatives and Hedging for the amounts remaining in Accumulated other comprehensive loss, net of tax effect, at June 30, 2023 and December 31, 2022. See Note 12 — Fair Value Disclosures for a discussion of the fair values of Company’s interest rate swaps.

Note 9 — Equity

Share Repurchase Authorization

In 2015, the Company’s Board of Directors (the “Board”) authorized a share repurchase program to repurchase up to $1.2 billion of the Company’s common stock. The Board authorized incremental share repurchases of up to an additional $1.6 billion, $1.0 billion and $0.4 billion of the Company’s common stock during 2021, 2022, and February 2023, respectively. As of June 30, 2023, $827.9 million remained available under the share repurchase program. The Company may repurchase its common stock from time-to-time in amounts, at prices and in the manner that the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended), accelerated share repurchases, private transactions or other transactions and will be funded by cash on hand and borrowings. Repurchases may also be made from time-to-time in connection with the settlement of the Company’s stock-based compensation awards.

The Company’s share repurchase activity is presented in the table below for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Number of shares repurchased (1)	423,833	1,781,137	751,513	3,408,846
Cash paid for repurchased shares (in thousands) (2)	$131,522	$478,810	$238,372	$929,880

(1)The average purchase price for repurchased shares was $312.95 and $265.98 for the three months ended June 30, 2023 and 2022, respectively, and $321.34 and $274.84 for the six months ended June 30, 2023 and 2022, respectively. The repurchased shares during the three and six months ended June 30, 2023 and 2022 included purchases for both open market purchases and stock-based compensation award settlements.
(2)The cash paid for repurchased shares during the six months ended June 30, 2023 excluded $3.1 million of open market purchases with trade dates in June 2023 that settled in July 2023 and $0.7 million of excise tax accrued. The cash paid for repurchased shares during the six months ended June 30, 2022 excluded $7.0 million of open market purchases with trade dates in June 2022 that settled in July 2022. The cash paid for repurchased shares during the three months ended June 30, 2023 included $2.0 million of open market purchases with trade dates in March 2023 that settled in April 2023, and excluded $3.1 million of open market purchases with trade dates in June 2023 that settled in July 2023. The cash paid for repurchased shares during the three months ended June 30, 2022 included $12.1 million of open market purchases with trade dates in March 2022 that settled in April 2022, and excluded $7.0 million of open market purchases with trade dates in June 2022 that settled in July 2022.

Accumulated Other Comprehensive Loss, net (“AOCL”)

The tables below provide information about the changes in AOCL by component and the related amounts reclassified out of AOCL to income during the periods indicated (net of tax, in thousands) (1).

Three Months Ended June 30, 2023

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – March 31, 2023	$(35,414)	$(4,213)	$(56,283)	$(95,910)
Other comprehensive income (loss) activity during the period:
Change in AOCL before reclassifications to income	—	—	6,932	6,932
Reclassifications from AOCL to income (2), (3)	3,818	33	—	3,851
Other comprehensive income (loss), net	3,818	33	6,932	10,783
Balance – June 30, 2023	$(31,596)	$(4,180)	$(49,351)	$(85,127)

Three Months Ended June 30, 2022

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – March 31, 2022	$(50,953)	$(6,624)	$(25,234)	$(82,811)
Other comprehensive income (loss) activity during the period:
Change in AOCL before reclassifications to income	—	(189)	(25,431)	(25,620)
Reclassifications from AOCL to income (2), (3)	3,869	46	—	3,915
Other comprehensive income (loss), net	3,869	(143)	(25,431)	(21,705)
Balance – June 30, 2022	$(47,084)	$(6,767)	$(50,665)	$(104,516)

Six Months Ended June 30, 2023
	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2022	$(39,248)	$(4,247)	$(58,115)	$(101,610)
Other comprehensive income (loss) activity during the period:
Change in AOCL before reclassifications to income	—	—	8,764	8,764
Reclassifications from AOCL to income (2), (3)	7,652	67	—	7,719
Other comprehensive income (loss), net	7,652	67	8,764	16,483
Balance – June 30, 2023	$(31,596)	$(4,180)	$(49,351)	$(85,127)

Six Months Ended June 30, 2022
	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2021	$(56,323)	$(6,672)	$(18,436)	$(81,431)
Other comprehensive income (loss) activity during the period:
Change in AOCL before reclassifications to income	—	(189)	(32,229)	(32,418)
Reclassifications from AOCL to income (2), (3)	9,239	94	—	9,333
Other comprehensive income (loss), net	9,239	(95)	(32,229)	(23,085)
Balance – June 30, 2022	$(47,084)	$(6,767)	$(50,665)	$(104,516)

(1)Amounts in parentheses represent debits (deferred losses).

(2)$5.1 million of the reclassifications related to interest rate swaps (cash flow hedges) were recorded in Interest expense, net, for both the three months ended June 30, 2023 and 2022, respectively. $10.2 million and $12.3 million of the reclassifications related to interest rate swaps (cash flow hedges) were recorded in Interest expense, net, for the six months ended June 30, 2023 and 2022, respectively See Note 8 — Debt and Note 11 — Derivatives and Hedging for information regarding the cash flow hedges.
(3)The reclassifications related to defined benefit pension plans were recorded in Other income, net.

The estimated net amount of the existing losses on the Company’s interest rate swaps that are reported in Accumulated other comprehensive loss, net at June 30, 2023 that is expected to be reclassified into earnings within the next 12 months is $19.5 million.

Note 10 — Income Taxes

The provision for income taxes was $66.1 million and $71.0 million for the three months ended June 30, 2023 and 2022, respectively. The effective income tax rate was 25.0% and 25.7% for the three months ended June 30, 2023 and 2022, respectively. The decrease in the effective income tax rate was primarily due to higher tax benefits from stock-based compensation in the three months ended June 30, 2023 as compared to the same period in 2022.

The provision for income taxes was $151.6 million and $113.6 million for the six months ended June 30, 2023 and 2022, respectively. The effective income tax rate was 23.5% and 23.1% for the six months ended June 30, 2023 and 2022, respectively. The increase in the year to date effective income tax rate in 2023 was primarily due to the sale of the TalentNeuron business.

The Company had gross unrecognized tax benefits of $145.2 million on June 30, 2023 and $137.2 million on December 31, 2022. It is reasonably possible that gross unrecognized tax benefits will decrease by approximately $12.4 million within the next twelve months due to the anticipated closure of audits and the expiration of certain statutes of limitation.

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

June 30, 2023
Derivative Contract Type	Number of Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in AOCL, net of tax
Interest rate swaps (1)	1	$350,000	$4,475	Other assets	$(31,596)
			7,848	Other current assets
Foreign currency forwards (2)	27	231,303	(262)	Accrued liabilities	—
Total	28	$581,303	$12,061		$(31,596)

December 31, 2022
Derivative Contract Type	Number of Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in AOCL, net of tax
Interest rate swaps (1)	1	$350,000	$3,952	Other assets	$(39,248)
			6,346	Other current assets
Foreign currency forwards (2)	138	687,763	625	Other current assets	—
Total	139	$1,037,763	$10,923		$(39,248)

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
(2)The Company has foreign exchange transaction risk because it typically enters into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currency. The Company enters into short-term foreign currency forward exchange contracts to mitigate the cash flow risk associated with changes in foreign currency rates on forecasted foreign currency transactions. These contracts are accounted for at fair value with realized and unrealized gains and losses recognized in Other income, net because the Company does not designate these contracts as hedges for accounting purposes. All of the outstanding foreign currency forward exchange contracts at June 30, 2023 matured before July 31, 2023.
(3)See Note 12 — Fair Value Disclosures for the determination of the fair values of these instruments.

At June 30, 2023, all of the Company’s derivative counterparties were investment grade financial institutions. The Company did not have any collateral arrangements with its derivative counterparties and none of the derivative contracts contained credit-risk related contingent features. The table below provides information regarding amounts recognized in the accompanying Condensed Consolidated Statements of Operations for derivative contracts for the periods indicated (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Amount recorded in:	2023	2022	2023	2022
Interest expense, net (1)	$5,094	$5,164	$10,211	$12,330
Other (income) expense, net (2)	(7,704)	8,149	(5,800)	(18,751)
Total (income) expense, net	$(2,610)	$13,313	$4,411	$(6,421)

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

Description	June 30, 2023	December 31, 2022
Assets:
Values based on Level 1 inputs:
Deferred compensation plan assets (1)	$14,387	$6,065
Total Level 1 inputs	14,387	6,065
Values based on Level 2 inputs:
Deferred compensation plan assets (1)	94,943	84,318
Foreign currency forward contracts (2)	112	3,236
Interest rate swap contract (3)	12,323	10,298
Total Level 2 inputs	107,378	97,852
Total Assets	$121,765	$103,917
Liabilities:
Values based on Level 2 inputs:
Deferred compensation plan liabilities (1)	$114,911	$96,641
Foreign currency forward contracts (2)	374	2,611
Total Level 2 inputs	115,285	99,252
Total Liabilities	$115,285	$99,252

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

	Carrying Amount		Fair Value
	June 30,	December 31,	June 30,	December 31,
Description	2023	2022	2023	2022
2028 Notes	$793,504	$792,934	$749,000	$740,864
2029 Notes	594,368	593,951	530,544	523,842
2030 Notes	792,752	792,324	698,392	688,856
Total	$2,180,624	$2,179,209	$1,977,936	$1,953,562

Assets and liabilities measured at fair value on a non-recurring basis

The Company’s certain long-lived assets, including identifiable intangible assets, goodwill, right-of-use assets and other long-lived assets, are measured at fair value on a nonrecurring basis when there are indicators of impairment. During the three and six months ended June 30, 2023, the Company recorded impairment charges of $10.0 million and $18.7 million, respectively, on right-of-use assets and other long-lived assets primarily related to certain office leases that the Company determined will no longer be used. The impairments were derived by comparing the fair value of the impacted assets to the carrying value of those assets as of the impairment measurement date, as required under ASC Topic 360 using Level 3 inputs. See Note 14 — Leases for additional discussion related to these impairment charges.

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

Indemnifications. The Company has various agreements that may obligate it to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations related to matters such as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by the Company under these agreements have not been material. As of June 30, 2023, the Company did not have any material payment obligations under any such indemnification agreements.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Description:	2023	2022	2023	2022
Operating lease cost (1)	$28,567	$29,532	$57,366	$59,896
Lease cost (2)	5,560	2,783	10,280	7,051
Sublease income	(13,284)	(11,812)	(25,925)	(22,737)
Total lease cost, net (3) (4)	$20,843	$20,503	$41,721	$44,210
Cash paid for amounts included in the measurement of operating lease liabilities	$35,194	$34,042	$70,142	$68,859
Cash receipts from sublease arrangements	$12,779	$11,466	$25,218	$22,630
Right-of-use assets obtained in exchange for new operating lease liabilities	$6,344	$4,752	$7,991	$11,682

(1)Included in operating lease cost was $10.8 million and $10.4 million for the three months ended June 30, 2023 and 2022, respectively, and $21.4 million and $20.9 million for the six months ended June 30, 2023 and 2022, respectively for costs related to subleasing activities.
(2)These amounts are primarily variable lease and nonlease costs that are not fixed at the lease commencement date or are dependent on something other than an index or a rate.
(3)The Company did not capitalize any operating lease costs during any of the periods presented.
(4)Amount excludes impairment charges on lease related assets, as discussed below.

The table below indicates where the discounted operating lease payments from the above table are classified in the accompanying Condensed Consolidated Balance Sheets (in thousands).

	June 30,	December 31,
Description:	2023	2022
Accounts payable and accrued liabilities	$105,026	$99,717
Operating lease liabilities	555,085	597,267
Total operating lease liabilities included in the Condensed Consolidated Balance Sheets	$660,111	$696,984

As a result and in consideration of the changing nature of the Company’s use of office space, the Company continues to evaluate its existing real estate lease portfolio. In connection with this evaluation, the Company reviewed certain of its right-of-use assets and related other long-lived assets for impairment under ASC 360. As a result of the evaluation, the Company recognized impairment losses during the three months ended June 30, 2023 and 2022 of $10.0 million and $11.6 million, respectively, and $18.7 million and $35.5 million for the six months ended June 30, 2023 and 2022, respectively, which are included as a component of Selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. The impairment losses recorded include $7.1 million and $7.6 million related to right-of-use assets and $2.9 million and $4.0 million related to other long-lived assets, primarily leasehold improvements, for the three months ended June 30, 2023 and 2022, respectively. The impairment losses recorded include $13.4 million and $25.3 million related to right-of-use assets and $5.3 million and $10.2 million related to other long-lived assets, primarily leasehold improvements, for the six months ended June 30, 2023 and 2022, respectively.

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

We operate in a very competitive and rapidly changing environment that involves numerous known and unknown risks and uncertainties, some of which are beyond our control. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future quarterly and annual revenues, operating income, results of operations and cash flows, as well as any forward-looking statement, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in our forward-looking statements include, among others, the following: the impact of general economic conditions, including inflation (and related monetary policy by governments in response to inflation), on economic activity and our operations; changes in macroeconomic and market conditions and market volatility, including interest rates and the effect on the credit markets and access to capital; the impact of global economic and geopolitical conditions, including inflation, recession and the COVID-19 pandemic; our ability to carry out our strategic initiatives and manage associated costs; our ability to recover potential claims under our event cancellation insurance; the timing of conferences and meetings, in particular our Gartner Symposium/Xpo series that normally occurs during the fourth quarter; our ability to achieve and effectively manage growth, including our ability to integrate our acquisitions and consummate and integrate future acquisitions; our ability to pay our debt obligations; our ability to maintain and expand our products and services; our ability to expand or retain our customer base; our ability to grow or sustain revenue from individual customers; our ability to attract and retain a professional staff of research analysts and consultants as well as experienced sales personnel upon whom we are dependent, especially in light of increasing labor competition; our ability to achieve continued customer renewals and achieve new contract value, backlog and deferred revenue growth in light of competitive pressures; our ability to successfully compete with existing competitors and potential new competitors; our ability to enforce and protect our intellectual property rights; additional risks associated with international operations, including foreign currency fluctuations; the impact on our business resulting from changes in international conditions, including those resulting from the war in Ukraine and current and future sanctions imposed by governments or other authorities; the impact of restructuring and other charges on our businesses and operations; cybersecurity incidents; risks associated with the creditworthiness, budget cuts, and shutdown of governments and agencies; our ability to meet ESG commitments; the impact of changes in tax policy (including the Inflation Reduction Act of 2022) and heightened scrutiny from various taxing authorities globally; changes to laws and regulations; and other risks and uncertainties. The potential fluctuations in our operating income could cause period-to-period comparisons of operating results not to be meaningful and could provide an unreliable indication of future operating results A description of the risk factors associated with our business is included under “Risk Factors” in Item 1A. of the 2022 Form 10-K, which is incorporated herein by reference.

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

BUSINESS OVERVIEW

Gartner, Inc. (NYSE: IT) delivers actionable, objective insight that drives smarter decisions and stronger performance on an organization’s mission-critical priorities.

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

As of June 30, 2023 we had approximately 20,104 employees globally, an increase of 11.7% from June 30, 2022.

Recent Events

Inflation rates, particularly in North America and Europe, have increased significantly in the past two years. Inflation has not had a material effect on our business operations, financial performance and results of operations, other than its impact on the general economy. However, if our costs, in particular personnel-related costs, were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases in future periods. Our inability or failure to realize these offsets could adversely affect our business operations, financial performance and results of operations.

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

In February 2023, we completed the sale of a non-core business, TalentNeuron, for approximately $161.1 million after considerations of post-close adjustments. TalentNeuron was included in the Company’s Research segment. $156.1 million cash was received from the sale during the six months ended June 30, 2023. We recognized a pre-tax gain of $135.4 million on the sale of TalentNeuron, which is included in Gain from sale of divested operation in the Condensed Consolidated Statement of Operations for the six months ended June 30, 2023. For the three months ended June 30, 2023, post-close adjustments were settled and resulted in a $3.9 million reduction to the gain.

In May 2023, we entered into an amendment of the 2020 Credit Agreement that replaced the interest rate benchmark from LIBOR to Term Secured Overnight Financing Rate (“SOFR”). After the amendment, interest is accrued on outstanding balances under the credit facility and payable monthly at a rate of the one month Term SOFR plus 10 basis points and the applicable margin. Prior to the amendment, interest was accrued at a rate of the one month LIBOR plus the applicable margin.

Additionally, in May 2023, in conjunction with the amendment of the 2020 credit agreement, we entered into an amendment of our interest rate swap contract. Under the amended agreement, we pay a base fixed rate of 2.98% and in return receive a floating Term SOFR base rate on 30-day notional borrowings. Prior to the amendment, we paid a base fixed rate of 3.04% and in return received a floating Eurodollar base rate on 30-day notional borrowings.

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

EXECUTIVE SUMMARY OF OPERATIONS AND FINANCIAL POSITION

The fundamentals of our strategy include a focus on creating actionable insights for executives and their teams, delivering innovative and highly differentiated product offerings, building a strong sales capability, providing world class client service with a focus on client engagement and retention, and continuously improving our operational effectiveness.

We had total revenues of $1.5 billion during the second quarter of 2023, an increase of 9% compared to the second quarter of 2022. During the second quarter of 2023, revenues for Research increased by 6%, Conferences revenue increased by 49%, and Consulting revenues increased by 5%, compared to the second quarter of 2022. For a more complete discussion of our results by segment, see Segment Results below.

For the second quarter of 2023 and 2022, we had net income of $198.0 million and $204.9 million, respectively, and diluted income per share of $2.48 and $2.53, respectively. Cash provided by operating activities was $600.5 million and $583.4 million during the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had $1.2 billion of cash and cash equivalents and approximately $1.0 billion of available borrowing capacity on our revolving credit facility. For a more complete discussion of our cash flows and financial position, see the Liquidity and Capital Resources section below.

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

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Increase (Decrease)	Increase (Decrease) %
Total revenues	$1,503,185	$1,376,521	$126,664	9%
Costs and expenses:
Cost of services and product development	487,418	424,535	62,883	15
Selling, general and administrative	680,168	604,911	75,257	12
Depreciation	23,712	22,910	802	4
Amortization of intangibles	22,901	24,754	(1,853)	(7)
Acquisition and integration charges	1,973	2,289	(316)	(14)
Gain from sale of divested operation	3,906	—	3,906	nm
Operating income	283,107	297,122	(14,015)	(5)
Interest expense, net	(24,558)	(29,719)	(5,161)	(17)
Other income, net	5,575	8,548	(2,973)	(35)
Less: Provision for income taxes	66,081	71,026	(4,945)	(7)
Net income	$198,043	$204,925	$(6,882)	(3)%

nm = not meaningful.

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	Increase (Decrease)	Increase (Decrease) %
Total revenues	$2,912,054	$2,639,261	$272,793	10%
Costs and expenses:
Cost of services and product development	922,557	801,568	120,989	15
Selling, general and administrative	1,337,258	1,222,815	114,443	9
Depreciation	47,608	46,111	1,497	3
Amortization of intangibles	45,636	49,902	(4,266)	(9)
Acquisition and integration charges	3,341	4,496	(1,155)	(26)
Gain from sale of divested operation	(135,410)	—	(135,410)	nm
Operating income	691,064	514,369	176,695	34
Interest expense, net	(51,949)	(61,113)	(9,164)	(15)
Gain on event cancellation insurance claims	3,077	—	3,077	nm
Other income, net	3,209	37,754	(34,545)	(92)
Less: Provision for income taxes	151,575	113,570	38,005	33
Net income	$493,826	$377,440	$116,386	31%
nm = not meaningful.

Total revenues for the three months ended June 30, 2023 were $1.5 billion, an increase of $126.7 million, or 9% compared to the same period in 2022 on a reported basis and 10% excluding the foreign currency impact. Total revenues for the six months ended June 30, 2023 were $2.9 billion, an increase of $272.8 million, or 10% compared to the same period in 2022 on a reported basis and 12% excluding the foreign currency impact. Refer to the section of this MD&A below entitled “Segment Results” for a discussion of revenues and results by segment.

Cost of services and product development was $487.4 million during the three months ended June 30, 2023, an increase of $62.9 million compared to the same period in 2022, or 15% both on a reported basis and excluding the foreign currency impact. The increase in Cost of services and product development was primarily due to increased compensation costs as a result of higher headcount, and increased conference related expenses, due to the return to in-person destination conferences. Cost of services and product development as a percent of revenues was 32% and 31% for the three months ended June 30, 2023 and 2022, respectively. Cost of services and product development was $922.6 million during the six months ended June 30, 2023, an increase of $121.0 million compared to the same period in 2022, or 15% on a reported basis and 16% excluding the foreign currency impact. The increase was primarily due to the same factors that caused the year-over-year quarterly increase. Cost of services and product development as a percent of revenues was 32% and 30% for the six months ended June 30, 2023 and 2022, respectively.

Selling, general and administrative (“SG&A”) expense was $680.2 million during the three months ended June 30, 2023, an increase of $75.3 million compared to the same period in 2022, or 12% on a reported basis and 14% excluding the foreign currency impact. The increase in SG&A expense during the three months ended June 30, 2023 was primarily as a result of higher personnel expenses due to increased headcount. SG&A expense was $1.3 billion during the six months ended June 30, 2023, an increase of $114.4 million compared to the same period in 2022, or 9% on a reported basis and 11% excluding the foreign currency impact. The increase was primarily due to the same factors that caused the year-over-year quarterly increase. The number of quota-bearing sales associates in Global Technology Sales increased by 13% to 3,664 and in Global Business Sales, adjusted for the sale of our TalentNeuron business, increased by 15% to 1,150 compared to June 30, 2022. On a combined basis, the total number of quota-bearing sales associates increased by 14% when compared to June 30, 2022. SG&A expense as a percent of revenues was 45% and 44% during the three months ended June 30, 2023 and 2022, respectively. SG&A expense as a percent of revenues was 46% for both of the six months ended June 30, 2023 and 2022.

Depreciation increased by 4% and 3% during the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The increase for the three and six months ended June 30, 2023 was primarily due to increased computer equipment and software additions in 2022, partially offset by a reduction in leasehold improvements depreciation as a result of the impairment losses recorded during calendar year 2022.

Amortization of intangibles decreased by 7% and 9% during the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022, primarily due to intangible assets divested as part of the sale of our TalentNeuron business.

Acquisition and integration charges decreased by $0.3 million and $1.2 million during the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022.

Gain from sale of divested operation was attributable to the sale of our TalentNeuron business in February 2023. We recognized a pre-tax gain of $135.4 million for the six months ended June 30, 2023. For the three months ended June 30, 2023, post-close adjustments were settled and resulted in a $3.9 million reduction to the gain.

Operating income was $283.1 million and $297.1 million during the three months ended June 30, 2023 and 2022, respectively. Operating income was $691.1 million and $514.4 million during the six months ended June 30, 2023 and 2022, respectively. The decrease in operating income for the three months ended June 30, 2023 as compared to the prior year period was primarily due to an increase in cost of services and product development and selling, general and administrative expenses, partially offset by increased revenue. The increase in operating income for the six months ended June 30, 2023 as compared to the prior year period was primarily due to the gain from sale of divested operation, as well as increased revenue, partially offset by an increase in cost of services and product development and selling, general and administrative expenses.

Interest expense, net decreased by $5.2 million and $9.2 million during the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The decrease for the three months ended June 30, 2023 was due to increased interest income, partially offset by higher interest expense on our term loan. The decrease for the six months ended June 30, 2023 was primarily due to the same factors that caused the year-over-year quarterly increase, as well as lower interest expense due to the maturation of $700.0 million in fixed-for-floating interest rate swap contracts in March 2022.

Gain on event cancellation insurance claims of $3.1 million during the six months ended June 30, 2023 reflected proceeds related to 2020 conference cancellation insurance claims.

Other income, net for the periods presented herein included the net impact of foreign currency gains and losses from our hedging activities. Other income, net for the three and six months ended June 30, 2023 also included gains of $6.5 million and $5.1 million, respectively, on de-designated interest rate swaps. Other income, net for the three and six months ended June 30, 2022 also included gains of $10.7 million and $40.5 million, respectively, on de-designated interest rate swaps.

The provision for income taxes was $66.1 million and $71.0 million for the three months ended June 30, 2023 and 2022, respectively, and $151.6 million and $113.6 million for the six months ended June 30, 2023 and 2022, respectively.

The effective income tax rate was 25.0% and 25.7% for the three months ended June 30, 2023 and 2022, respectively, and 23.5% and 23.1% for the six months ended June 30, 2023 and 2022, respectively. The decrease in the effective income tax rate during the three months ended June 30, 2023 as compared to the same period in 2022 was primarily due to higher tax benefits from stock-based compensation. The increase in the year to date effective income tax rate was primarily due to the sale of our TalentNeuron business.

Net income for the three months ended June 30, 2023 and 2022 was $198.0 million and $204.9 million, respectively, while net income for the six months ended June 30, 2023 and 2022 was $493.8 million and $377.4 million, respectively. Our diluted net income per share during the three months ended June 30, 2023 decreased by $0.05, while it increased by $1.57 for the six months ended June 30, 2023, compared to the same period in 2022. The decrease in net income during the three months ended June 30, 2023 as compared to the prior year period was primarily due to an increase in operating expenses, partially offset by an increase in revenue. The increase in net income during the six months ended June 30, 2023 was primarily the result of the gain from sale of divested operations, as well as increased revenue, partially offset by increased operating expenses, a lower gain from de-designated interest rate swaps and higher income tax expense.

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

Reportable Segments

The sections below present the results of the Company’s three reportable business segments: Research, Conferences and Consulting.

Research

	As Of And For The Three Months Ended June 30, 2023	As Of And For The Three Months Ended June 30, 2022	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Six Months Ended June 30, 2023	As Of And For The Six Months Ended June 30, 2022	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$1,207,885	$1,142,329	$65,556	6%	$2,425,076	$2,278,709	$146,367	6%
Gross contribution (1)	$885,282	$843,965	$41,317	5%	$1,784,796	$1,693,344	$91,452	5%
Gross contribution margin	73%	74%	(1) point	—	74%	74%	0 point	—
Business Measurements:
Global Technology Sales (2):
Contract value (1), (3)	$3,548,000	$3,305,000	$243,000	7%
Client retention	84%	86%	(2) points	—
Wallet retention	102%	107%	(5) points	—
Global Business Sales (2):
Contract value (1), (3), (4)	$1,009,000	$880,000	$129,000	15%
Client retention	88%	88%	0 point	—
Wallet retention	109%	115%	(6) points	—

(1)Dollars in thousands.
(2)Global Technology Sales includes sales to users and providers of technology. Global Business Sales includes sales to all other functional leaders.
(3)Contract values are on a foreign exchange neutral basis. Contract values as of June 30, 2022 have been calculated using the same foreign currency rates as 2023.
(4)Contract value as of June 30, 2022 excludes the TalentNeuron business sold in February 2023.

Research revenues increased by $65.6 million during the three months ended June 30, 2023 compared to the same period in 2022, or 6% on a reported basis and 7% excluding the foreign currency impact. For the six months ended June 30, 2023, research revenue increased by $146.4 million compared to the same period in 2022 or 6% on a reported basis and 8% excluding the foreign currency impact. The segment gross contribution margin was 73% and 74% for the three months ended June 30, 2023 and 2022, respectively, and 74% for both the six months ended June 30, 2023 and 2022,. The increase in revenues during 2023 was primarily due to strong Research contract value growth in 2022.

Contract value increased to $4.6 billion at June 30, 2023, or 9% compared to June 30, 2022 excluding the foreign currency impact. Global Technology Sales (“GTS”) contract value increased by 7% at June 30, 2023 when compared to June 30, 2022. The increase in GTS contract value was primarily due to new business from new and existing clients. GTS contract value increased by at least high single-digits for nearly all enterprise sizes and the majority of sectors. Global Business Sales (“GBS”) contract value increased by 15% year-over-year, also primarily driven by new business from new and existing clients. The majority of our GBS practices achieved double-digit growth rates, with all enterprise sizes and nearly all sectors growing double-digits year-over-year.

GTS client retention was 84% and 86% as of June 30, 2023 and 2022, respectively, while wallet retention was 102% and 107%, respectively. GBS client retention was 88% for both June 30, 2023 and 2022, while wallet retention was 109% and 115%, respectively. The decrease in GTS and GBS wallet retention was largely due to lower levels of incremental spending by existing clients compared to the same period in 2022.

Conferences

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Increase (Decrease)	Percentage Increase (Decrease)	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$168,897	$113,525	$55,372	49%	$233,539	$123,879	$109,660	89%
Gross contribution (1)	$98,450	$73,526	$24,924	34%	$125,238	$70,650	$54,588	77%
Gross contribution margin	58%	65%	(7) points	—	54%	57%	(3) points	—
Business Measurements:
Number of destination conferences (2)	17	14	3	21%	27	19	8	42%
Number of destination conferences attendees (2)	24,520	14,467	10,053	69%	35,645	18,371	17,274	94%
nm = not meaningful.

(1)Dollars in thousands.
(2)Includes both virtual and in-person conferences. Single day, local meetings are excluded.

Conferences revenues increased by $55.4 million during the three months ended June 30, 2023 compared to the same period in 2022. Conferences revenues increased by $109.7 million during the six months ended June 30, 2023 compared to the same period in 2022. The increase in revenues for the three and six months ended June 30, 2023 was primarily due to the return to in-person destination conferences, beginning in the second quarter of 2022. We held 17 and 27 in-person destination conferences during the three and six months ended June 30, 2023, respectively. We held 6 in-person destination conferences during both the three and six months ended June 30, 2022, and 8 and 13 virtual conferences during the three and six months ended June 30, 2022, respectively. Gross contribution increased to $98.5 million during the three months ended June 30, 2023 compared to $73.5 million in the same period last year. Gross contribution increased to $125.2 million during the six months ended June 30, 2023 compared to $70.7 million in the same period last year. The increase in gross contribution was primarily the result of the return to in-person destination conferences noted above.

Consulting

	As Of And For The Three Months Ended June 30, 2023	As Of And For The Three Months Ended June 30, 2022	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Six Months Ended June 30, 2023	As Of And For The Six Months Ended June 30, 2022	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$126,403	$120,667	$5,736	5%	$253,439	$236,673	$16,766	7%
Gross contribution (1)	$47,321	$50,223	$(2,902)	(6)%	$98,129	$101,235	$(3,106)	(3)%
Gross contribution margin	37%	42%	(5) points	—	39%	43%	(4) points	—
Business Measurements:
Backlog (1), (2)	$171,600	$146,800	$24,800	17%
Billable headcount	935	799	136	17%
Consultant utilization	66%	71%	(5) points	—	66%	72%	(6) points	—

(1)Dollars in thousands.
(2)Backlog is on a foreign exchange neutral basis. Backlog as of June 30, 2022 has been calculated using the same foreign currency rates as 2023.

Consulting revenues increased by 5% during the three months ended June 30, 2023 compared to the same period in 2022 on a reported basis and 6% excluding the foreign currency impact, with an increase in labor-based consulting revenue of 9% and a decrease in contract optimization revenue of 12%, each on a reported basis. Contract optimization revenue may vary significantly and, as such, revenues for the second quarter of 2023 may not be indicative of results for the remainder of 2023 or beyond. The segment gross contribution margin was 37% and 42% for the three months ended June 30, 2023 and 2022, respectively. The decrease in gross contribution margin during the second quarter of 2023 was primarily due to increased personnel expense related to higher headcount.

For the six months ended June 30, 2023, Consulting revenues increased 7% compared to the same period in 2022 on a reported basis and 10% excluding the foreign currency impact, with an increase in labor-based consulting revenue of 5% and an increase in contract optimization revenue of 17%, each on a reported basis. The segment gross contribution margin for the three and six months ended June 30, 2023 decreased by 4 points compared to the same period in 2022. The decrease in gross contribution margin for the six months ended June 30, 2023 was also primarily due to increased personnel expense related to higher headcount.

Backlog increased by $24.8 million, or 17%, from June 30, 2022 to June 30, 2023, excluding the foreign currency impact.

LIQUIDITY AND CAPITAL RESOURCES

We finance our operations through cash generated from our operating activities and, to a lesser extent, borrowings. Note 8 — Debt in the Notes to Condensed Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations. At June 30, 2023, we had $1.2 billion of cash and cash equivalents and approximately $1.0 billion of available borrowing capacity on the revolving credit facility under our 2020 Credit Agreement. We believe that the Company has adequate liquidity to meet its currently anticipated needs for both the next twelve months and the foreseeable future.

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

Our cash and cash equivalents are held in numerous locations throughout the world with 50% held outside the U.S. at June 30, 2023. We intend to reinvest substantially all of our accumulated undistributed foreign earnings, except in instances where repatriation would result in minimal additional tax.

The table below summarizes the changes in our cash balances for the periods indicated (in thousands).

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	Increase (Decrease)
Cash provided by operating activities	$600,461	$583,392	$17,069
Cash provided by (used in) investing activities	109,363	(38,385)	147,748
Cash used in financing activities	(228,732)	(920,548)	691,816
Net increase (decrease) in cash and cash equivalents and restricted cash	481,092	(375,541)	856,633
Effects of exchange rates	(6,263)	(20,479)	14,216
Beginning cash and cash equivalents and restricted cash	698,599	760,602	(62,003)
Ending cash and cash equivalents and restricted cash	$1,173,428	$364,582	$808,846

Operating

Cash provided by operating activities was $600.5 million and $583.4 million during the six months ended June 30, 2023 and 2022, respectively. The year-over-year increase was primarily due to increased operating income, excluding the gain from sale of divested operation, partially offset by increased income tax payments, in part as a result of the gain on sale of divested operation in 2023.

Investing

Cash provided by (used in) investing activities was $109.4 million and $(38.4) million during the six months ended June 30, 2023 and 2022, respectively. The increase from 2022 to 2023 was the result of the proceeds received from the sale of our TalentNeuron business in February 2023, partially offset by increased capital expenditures primarily due to higher capitalized software and IT infrastructure additions.

Financing

Cash used in financing activities was $228.7 million and $920.5 million during the six months ended June 30, 2023 and 2022, respectively. During the 2023 period, we used $238.4 million of cash for share repurchases and paid a net $3.6 million in debt principal repayments. During the 2022 period, we used $929.9 million of cash for share repurchases and repaid a net $2.7 million in debt principal repayments.

Debt

As of June 30, 2023, the Company had $2.5 billion of principal amount of debt outstanding, of which $4.2 million is to be repaid in the remainder of fiscal year 2023. Note 8 — Debt in the Notes to Condensed Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations. From time to time, the Company may seek to retire or repurchase its outstanding debt through various methods including open market repurchases, negotiated block transactions, or otherwise, all or some of which may be effected through Rule 10b5-1 plans. Such transactions, if any, depend on prevailing market conditions, our liquidity and capital requirements, contractual restrictions, and other factors, and may involve material amounts.

OFF BALANCE SHEET ARRANGEMENTS

From January 1, 2023 through June 30, 2023, the Company has not entered into any material off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

As of June 30, 2023, the Company had $2.5 billion in total debt principal outstanding. Note 8 — Debt in the Notes to Condensed Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations.

Approximately $278.6 million of the Company’s total debt outstanding as of June 30, 2023 was based on a floating base rate of interest, which potentially exposes the Company to increases in interest rates. However, we reduce our overall exposure to interest rate increases through our interest rate swap contract, which effectively converts the floating base interest rates on all of our variable rate borrowings to fixed rates.

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

Translation risk arises as our foreign currency assets and liabilities are translated into U.S. dollars because the functional currencies of our foreign operations are generally denominated in the local currency. Adjustments resulting from the translation of these assets and liabilities are deferred and recorded as a component of stockholders’ equity. A measure of the potential impact of foreign currency translation can be determined through a sensitivity analysis of our cash and cash equivalents. At June 30, 2023, we had $1.2 billion of cash and cash equivalents, with a substantial portion denominated in foreign currencies. If the exchange rates of the foreign currencies we hold all changed in comparison to the U.S. dollar by 10%, the amount of cash and cash equivalents we would have reported on June 30, 2023 could have increased or decreased by approximately $67.0 million. The translation of our foreign currency revenues and expenses historically has not had a material impact on our consolidated earnings because movements in and among the major currencies in which we operate tend to impact our revenues and expenses fairly equally. However, our earnings could be impacted during periods of significant exchange rate volatility, or when some or all of the major currencies in which we operate move in the same direction against the U.S. dollar.

Transaction risk arises when we enter into a transaction that is denominated in a currency that may differ from the local functional currency. As these transactions are translated into the local functional currency, a gain or loss may result, which is recorded in current period earnings. We typically enter into foreign currency forward exchange contracts to mitigate the effects of some of this foreign currency transaction risk. Our outstanding foreign currency forward exchange contracts as of June 30, 2023 had an immaterial net unrealized loss.

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

Management conducted an evaluation, as of June 30, 2023, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2023, the Company’s disclosure controls and procedures were effective.

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

Issuer Purchases of Equity Securities

In May 2015, the Company’s Board of Directors (the “Board”) authorized a share repurchase program to repurchase up to $1.2 billion of the Company’s common stock. The Board authorized incremental share repurchases of up to an additional $1.6 billion, $1.0 billion and $0.4 billion of the Company’s common stock during 2021, 2022, and February 2023, respectively. The Company may repurchase its common stock from time-to-time in amounts, at prices and in the manner that the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended), accelerated share repurchases, private transactions or other transactions and will be funded by cash on hand and borrowings. Repurchases may also be made from time-to-time in connection with the settlement of the Company’s stock-based compensation awards. The table below summarizes the repurchases of our common stock during the three months ended June 30, 2023.

Period	Total Number of Shares Purchased (#)	Average Price Paid Per Share ($)	Total Number of Shares Purchased Under Announced Programs (#)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1, 2023 to April 30, 2023	144,649	$306.73	144,294	$910,259
May 1, 2023 to May 31, 2023	234,758	311.24	217,944	842,727
June 1, 2023 to June 30, 2023	44,426	342.18	41,494	$827,865
Total for the quarter (1)	423,833	$312.95	403,732

(1)The repurchased shares during the three months ended June 30, 2023 included 20,101 shares purchased for the settlement of stock-based compensation awards and 403,732 shares purchased in the open market.

ITEM 5. OTHER INFORMATION

No director or Section 16 officer adopted or terminated a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5–1 trading arrangement during the three months ended June 30, 2023.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

3.1(1)	Restated Certificate of Incorporation of the Company.

3.2(2)	By-laws of Gartner, Inc. (as amended through April 29, 2021).

10.1*	Amendment No. 1, dated as of May 19, 2023, by and between Gartner, Inc. and JPMorgan Chase Bank, N.A. as administrative agent and as collateral agent.

10.2(3)	Gartner, Inc. Long-Term Incentive Plan, as amended and restated effective June 1, 2023.

10.3*	Executive Performance Bonus Plan to be effective January 1, 2024.

31.1*	Certification of chief executive officer under Rule 13a — 14(a)/15d — 14(a).

31.2*	Certification of chief financial officer under Rule 13a — 14(a)/15d — 14(a).

32*	Certification under 18 U.S.C. 1350.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101).

*     Filed with this report.
(1)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 6, 2005.
(2)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 5, 2021.
(3)    Incorporated by reference from the Company’s Proxy Statement (Schedule 14A) filed on April 17, 2023.

Items 3 and 4 of Part II are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gartner, Inc.

Date:	August 1, 2023	/s/ Craig W. Safian
Craig W. Safian
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)