Form 10-K
period 2023-12-31
GARTNER INC
filed 2024-02-15
CIK 749251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $26.8 billion, based on the closing price as reported on the New York Stock Exchange.
As of February 2, 2024, there were 77,967,884 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The definitive Proxy Statement for the Annual Meeting of Stockholders (the “2024 Proxy Statement”) is incorporated by reference into Part III to the extent described therein.

GARTNER, INC.
2023 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS.

GENERAL

Gartner, Inc. (NYSE: IT) delivers actionable, objective insight that drives smarter decisions and stronger performance on an organization’s mission-critical priorities.

We are a trusted advisor and an objective resource for close to 15,000 enterprises in approximately 90 countries and territories— across all major functions, in every industry and enterprise size.

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

The fiscal year of Gartner is the twelve-month period from January 1 through December 31. All references to 2023, 2022 and 2021 herein refer to the fiscal year unless otherwise indicated. When used in this Annual Report on Form 10-K, the terms “Gartner,” the “Company,” “we,” “us” or “our” refer to Gartner, Inc. and its consolidated subsidiaries.

MARKET OVERVIEW
Enterprise leaders face enormous pressure to stay ahead and grow profitably amidst constant changes. Whether it is a digital transformation, a global health crisis, large-scale regulatory changes, or other unique challenges, business leaders today are facing significant disruptive changes. We believe that enterprises cannot be operationally effective unless they incorporate the right strategy, management and technology decisions into every part of their business. This requirement affects all business levels, functions and roles. Executives and their teams turn to Gartner for decision-making and execution guidance to achieve their mission-critical priorities.

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

•RESEARCH. Gartner delivers independent, objective insight to leaders across an enterprise through subscription services that include on-demand access to published research content, data and benchmarks, and direct access to a network of approximately 2,500 research experts located around the globe. Gartner research is the fundamental building block for all Gartner products and services. We combine our proprietary research methodologies with extensive industry and academic relationships to create Gartner products and services that address each role across an enterprise. Within the Research segment, Global Technology Sales (“GTS”) sells products and services to users and providers of technology, while Global Business Sales (“GBS”) sells products and services to all other functional leaders, such as human resources, supply chain, finance, and marketing.

Our research agenda is defined by clients’ needs, focusing on the critical issues, opportunities and challenges they face every day. We are in steady contact with close to 15,000 distinct client enterprises worldwide. We publish tens of thousands of pages of original research annually, and our research experts had more than 490,000 direct client interactions in 2023. Our size and scale enable us to commit vast resources toward broader and deeper research coverage and to deliver insight to our clients based on what they need and where they are. The ongoing interaction of our research experts with our clients enables us to identify the most pertinent topics to them and develop relevant product and service enhancements to meet the evolving needs of users of our research. Our proprietary research content, presented in the form of reports, briefings, updates and related tools, is delivered directly to the client’s computer or mobile device via our website and/or product-specific portals.

Clients normally sign subscription contracts that provide access to our research content and advisory services for individual users over a defined period. We typically have a minimum contract period of twelve months for our research and advisory subscription contracts and, at December 31, 2023, over 70% of our contracts were multi-year.

•CONFERENCES. Gartner conferences are designed for information technology (“IT”) and business executives as well as decision makers looking to adapt and evolve their organizations through disruption and uncertainty, navigate risks and prioritize investments. Attendees experience sessions led by Gartner research experts, and the sessions include cutting-edge technology solutions, peer exchange workshops, one-on-one analyst and advisor meetings, consulting diagnostic workshops, keynotes and more. Our conferences also provide attendees with an opportunity to interact with IT and business executives from the world’s leading companies. In addition to role-specific summits and workshop-style seminars, Gartner hosts the Gartner Symposium/Xpo series, including its unique, flagship IT Symposium/Xpo®, which is held at several locations worldwide annually. During 2023, Gartner successfully held 47 in-person conferences with more than 75,500 attendees, including eight Symposiums/Xpos. In addition, during 2023 we hosted 300+ peer networking meetings, and through the Evanta brand we hosted 350+ exclusive C-level meetings with more than 200 in-person.

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

•Vast network of research experts and consultants - As of December 31, 2023, we had approximately 2,500 research experts and 950 experienced consultants located around the world. Our research experts are located in more than 30 countries and territories, enabling us to cover vast aspects of business and technology on a global basis.

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

HUMAN CAPITAL MANAGEMENT

We believe our people are our most valuable asset, enabling our sustained track record of growth. From attracting diverse talent through our recruitment process, to cultivating that talent with learning and development opportunities and rewards for strong performers, to supporting overall wellness with meaningful benefits and engagement, we strive to put our people first. At December 31, 2023, we had 20,237 employees globally, 9,514 of which were outside of the U.S., and the overwhelming majority of our employees were full time.

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

Diversity, Equity and Inclusion

Gartner is committed to creating a culture of inclusion - which is critical to the objectivity and independence we provide our clients. We celebrate diversity of thought and we welcome and encourage diverse perspectives. We embed Diversity, Equity and Inclusion (“DEI”) concepts into our culture and our critical people processes. Our vision is to help build a high-performing organization with a culture of equity and inclusion, enabling Gartner to guide the leaders who shape the world. Our DEI

Executive Council, composed of our CEO, Chief Human Resources Officer, CFO, General Counsel, head of DEI, and other selected leaders, drives diversity, equity and inclusion as an imperative at all levels of the organization. In addition, the DEI Center of Excellence operationalizes strategy and establishes goals against key metrics to drive greater transparency and accountability. Our teams of employees are composed of individuals from different geographies, cultures, religions, ethnicities, races, genders, sexual orientations, abilities and generations working together to solve problems. Currently, 33% of our Board of Directors and 23% of our executive management team identifies as female, and 25% of our Board of Directors identifies as racially or ethnically diverse. As of December 31, 2023, approximately 47% of our employees worldwide identified as female and 24% of employees in the U.S. identified as racially or ethnically diverse. Our employees work in 39 different countries and territories. As we continue to invest in employee self-identification and reporting efforts, we determined our employees were represented by more than 130 self-identified nationalities.

We emphasize the importance of inclusion to leaders and managers and the value of fostering a sense of belonging within their teams. We continue to invest in learning opportunities to develop DEI at Gartner through training modules on important topics such as bias, empathy, equity, equality and individual identity. Our learning resources provide Gartner associates with awareness and clarity of expectations, equip managers with knowledge and skills to lead inclusively and support team effectiveness, inclusion and belonging.

The Company supports a number of employee-driven Employee Resource Groups (“ERGs”) that bring employees together to foster a diverse, inclusive and supportive workplace. Gartner currently has seven formal ERGs supporting underrepresented racial, ethnic and multicultural backgrounds, women, the LGBTQ+ community, veterans, and people with disabilities. Participation in ERGs is voluntary and open to all employees. In 2023, over 6,000 Gartner associates were members of at least one ERG.

Total Rewards

We seek to invest in meaningful, innovative and inclusive compensation and benefit programs that support physical, financial and emotional well-being of our employees. In addition to salaries, these programs (which vary by country/region) include annual bonuses, stock awards, an employee stock purchase plan, 401(k) matching, healthcare and insurance benefits, tax savings programs, such as health and dependent care flexible spending accounts, health savings account and pretax commuter benefits, generous paid time off, paid parental leave, life and disability insurance, business travel accident insurance, charity matching, employee assistance programs, tuition assistance and on-site services, such as fitness centers, among others.

We also provide a number of free mental and behavioral health resources, including access to the Employee Assistance Program for employees and their dependents. We believe our total rewards programs facilitate associate retention and also encourage high performance.

Talent Development, Retention and Training

Gartner aims to foster a culture of lifelong learning, getting feedback and evolving. In addition to helping employees unlock their full potential through mechanisms like continuous feedback and performance appraisals, we have dedicated programs designed to develop effective leaders. We also offer rotational programs and an online learning experience platform for employees called GartnerYou. In 2023, GartnerYou offered approximately 39,000 learning resources, with over 375,000 completions globally. Since our Sales and Research & Advisory teams make up approximately 45% of total employees worldwide, we also have formal, dedicated programs to help train and onboard new hires as well as more experienced managers and leaders within Sales and Research & Advisory. In 2023, Gartner continued to transform and refine how we onboard new sales associates, so they more quickly develop the core competencies tied to sales success. Rooted in learning and development best practices, the refined training program operates in a scalable model that provides new sales associates in their first year with access to approximately 2,800 well-paced, just-in-time learning assets. In 2023 more than 6,500 sales associates participated. Through these programs, we believe our teams develop role-specific knowledge and skills, increase productivity and improve performance.

We also strive to develop an inclusive and engaging environment that makes Gartner a vibrant, exciting place to work. We believe the greatest catalyst to engagement comes from leadership — particularly their efforts to set direction, allocate resources, and build individual and organizational capability. We embed our associate survey efforts across the enterprise so that the insight we glean can help leaders at various levels understand the opportunities for effecting organizational growth. Survey results are used for a number of enterprise-wide and business-unit-specific initiatives targeting key areas of engagement and retention, such as leadership effectiveness, career development, business process improvement, and more. In 2023, associate turnover continued to decrease as compared with the prior year. Our average tenure increased slightly from 4.5 years in 2022 to 5.0 years, primarily due to a decrease in associate turnover and a heavy focus on growth through Gartner internal mobility initiatives.

Our Communities and the Environment

Our associates have a long history of individual and team volunteering. Gartner facilitates a charity match program. In 2023, over 17% of associates made matched donations to more than 4,100 nonprofits, amounting to over $7.6 million donated by Gartner and its associates. In 2023, Gartner associates also logged approximately 15,000 volunteer hours supporting communities around the world. Finally, in 2023, the Science Based Targets initiative validated our near-term emissions targets. Gartner's commitment is to achieve net-zero greenhouse gas emissions by 2035 in accordance with the Science Based Targets initiative’s Net-Zero Standard. We provide associates an opportunity to engage on environmental sustainability topics and help advance our Net-Zero strategy through the Gartner Green Team, a voluntary, associate-driven group. In 2023, the Green Team had over 750 members. Additionally, we introduced a sustainability training module available to all associates interested in learning more about Gartner’s sustainability efforts.

We encourage you to review our Corporate Responsibility Report located on our website at gartner.com, under the “Corporate Responsibility” link in the “About” tab for more detailed information regarding our Human Capital programs and initiatives. Nothing on our website, including our Corporate Responsibility Report or sections thereof, shall be deemed incorporated by reference into this Annual Report, or any other filing we make with the SEC.

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

ITEM 1A. RISK FACTORS.

We operate in a highly competitive and rapidly changing environment that involves numerous risks and uncertainties, some of which are beyond our control. In addition, we and our clients are affected by global economic conditions and trends. The following sections address significant factors, events and uncertainties that make an investment in our securities risky. We urge you to consider carefully the factors described below and the risks that they present for our operations, as well as the risks addressed in other reports and materials that we file with the SEC and the other information, included or incorporated by reference in this Form 10-K. When the factors, events and contingencies described below or elsewhere in this Form 10-K materialize, there could be a material adverse impact on our business, prospects, results of operations, financial condition, and cash flows, and therefore have a potential negative effect on the trading price of our common stock. Additional risks not currently known to us or that we now deem immaterial may also harm us and negatively affect your investment. In addition to the effects of the global economic and geopolitical climate on our business and operations discussed in Item 7 of this Form 10-K and in the risk factors below, additional or unforeseen effects from the global economic and geopolitical climate may give rise to or amplify many of these risks discussed below. Risks in this section are grouped in the following categories: (1) strategic and operational risks; (2) macroeconomic and industry risks; and (3) legal and regulatory risks. Many risks affect more than one category, and the risks are not in order of significance or probability of occurrence because they have been grouped by categories.

Strategic and Operational Risks

We may not be able to maintain the quality of our existing products and services. We operate in a rapidly evolving market, and our success depends on our ability to deliver high quality and timely research and analysis to our clients. Any failure to continue to provide credible and reliable information and insight that is useful to our clients could have a material adverse effect on future business and operating results. Further, if our published data, opinions or viewpoints are considered to be wrong, lack independence, or are not substantiated by appropriate research, our reputation will suffer and demand for our products and services may decline. In addition, we must continue to improve our methods for delivering our products and services in a cost-effective manner via the internet and mobile applications in an inflationary economic environment. Failure to maintain state of the art electronic delivery capabilities could materially adversely affect our future business and operating results.

We may not be able to enhance and develop our existing products and services or introduce the new products and services that are needed to remain competitive. The market for our products and services is characterized by rapidly changing needs for information and analysis. The development of new products is a complex and time-consuming process. Nonetheless, to maintain our competitive position, we must continue to anticipate the needs of our clients, develop, enhance, protect, and improve our existing products, as well as new products and services to address those needs, deliver all products and services in a timely, user-friendly and state of the art manner, and appropriately position and price new products and services relative to the marketplace and our costs of developing them. Any failure to achieve successful client acceptance of new products and services could have a material adverse effect on our business, results of operations and financial position. Additionally, significant delays in new product or service releases or significant problems in creating new products or services could materially adversely affect our business, results of operations and financial position.

Technology is rapidly evolving, and if we do not continue to develop new product and service offerings in response to these changes, our business could suffer. Disruptive technologies, including in areas of artificial intelligence (“AI”) and machine learning, are rapidly changing the environment in which we, our clients, and our competitors operate and could affect the nature of how we generate revenue. We will need to continue to respond to and anticipate these changes by enhancing our product and service offerings to maintain our competitive position. However, we may not be successful in responding to these forces and enhancing our product and service offerings on a timely basis or in a cost-efficient manner, and any enhancements we develop may not adequately address the changing needs of our clients. Our future success will depend upon our ability to develop and introduce in a timely manner new or enhance existing offerings that address the changing needs of this constantly evolving marketplace. Failure to develop products that meet the needs of our clients in a timely manner could have a material adverse effect on our business, results of operations, and financial position.

In addition, some of our content is exposed to Internet search engines, which help generate website traffic. Search engines often update their proprietary algorithms, which affects the placement of links to our websites. Some search engines also provide substantive content in search results, which, if expanded to the areas in which we operate, could reduce the need to enter our websites. When a major search engine changes its algorithms in a manner that negatively affects our placement in search results or makes it less likely for our target audience to enter our websites, our business, results of operations and financial position may be harmed. Similarly, some of our content is exposed to the datasets leveraged by AI chatbots, and these chatbots may provide substantive content, either with or without contribution, in query responses to users which could reduce the need to enter our websites.

Uncertainty in the development, deployment, and use of AI in our platform and products and by our customers and competitors may result in harm to our business and reputation. We use, and may expand our use of, machine learning and AI technologies in some of our products, services, and processes. Developing, testing, and deploying AI systems will require additional investment and increase our costs. If we fail to keep pace with rapidly evolving AI technological developments, our competitive position and business results may be negatively impacted. Moreover, the development, adoption, and use of generative AI technologies are still in their early stages, and ineffective or inadequate AI development or deployment practices by Gartner or third-party developers or vendors could result in unintended consequences. For example, AI algorithms that we use may be flawed or may be based on datasets that are biased or insufficient. Third parties may also be able to use AI to create technology that could reduce demand for our products. Although prohibited, clients or others may load our proprietary information into large language models, which could reduce the value of our offerings. In addition, the introduction of AI technologies, particularly generative AI, into new or existing offerings may result in new or expanded risks and liabilities, due to enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality, data privacy or security risks, as well as other factors that could adversely affect our business, reputation, and financial results.

Our Research business depends on renewals of subscription-based services and sales of new subscription-based services for a significant portion of our revenue, and our failure to renew at historical rates or generate new sales of such services will lead to a decrease in our revenues. A large portion of our success depends on our ability to generate renewals of our subscription-based research products and services and new sales of such products and services, both to new clients and existing clients. These products and services constituted approximately 76% of total revenues from our operations for both 2023 and 2022. Generating new sales of our subscription-based products and services, both to new and existing clients, is a challenging, costly, and often time-consuming process. If we are unable to generate new sales, due to competition or other factors, our revenues will be adversely affected.

Our research subscription contracts are typically for twelve months or longer. Our ability to maintain contract renewals is subject to numerous factors, including the following:

•delivering high-quality and timely analysis and insight to our clients;

•understanding and anticipating market trends and the changing needs of our clients; and

•providing products and services of the quality and timeliness necessary to withstand competition.

Additionally, as we continue to adjust our products and service offerings to meet our clients’ continuing needs, we may shift the type and pricing of our products which may impact client renewal rates. While our Research client retention rate was 84% and 86.3% for 2023 and 2022, respectively, there can be no guarantee that we will continue to maintain this rate of client renewals.

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

We also face risks related to insurance coverage for our cancelled 2020 and 2021 conferences. Our event cancellation insurance included a two-year policy covering destination conferences during 2020 and 2021 and a policy covering Evanta conferences during 2020. This insurance included coverage for cancellations due to communicable diseases and enabled us to receive an amount up to the lost contribution margin per conference plus incurred expenses, as more specifically set forth in the policies’ provisions for calculating the amount of recoverable loss, and subject to the policies’ limits of liability. These policies provided up to $170 million in coverage for 2020 cancellations with the right to reinstate the policy limits for the payment of additional premium if those limits are utilized, for a maximum recovery of $340 million. The insurer has accepted and paid claims on the initial $170 million of 2020 coverage. However, the insurer has contested our right to reinstate the limits and use the reinstated limits to cover additional losses resulting from 2020 conferences cancelled due to COVID-19. Gartner's two-year event cancellation policy also covered events that were planned for 2021 but cancelled, with limits of $150 million with the right to reinstate up to that amount if the initial limits are inadequate to cover the loss. The insurer has contested all coverage for events that were planned for 2021 but were cancelled due to COVID-19, as well as Gartner’s right to reinstate the policy limits. Our insurance coverage for 2023 (and likely beyond) excludes coverage for cancellations due to communicable diseases. We are the plaintiff in litigation with the insurer and are seeking to reinstate the policy limits pursuant to the policies’ reinstatements of limits clause and recover up to an additional $170 million for events cancelled in 2020. Gartner is also seeking $150 million in initial limits for events cancelled in 2021 and to reinstate those limits up to an additional $150 million. We are also the plaintiff in litigation with the insurance broker that negotiated and procured our event cancellation insurance. Although document discovery in our cases against the insurer and insurance broker is continuing, we cannot predict how long it will take to resolve these lawsuits, whether we will be successful or the impact the resolution could have on our financial results.

Our Consulting business depends on non-recurring engagements and our failure to secure new engagements could lead to a decrease in our revenues. Consulting segment revenues constituted approximately 9% of total revenues from our on-going operations in both 2023 and 2022. Consulting engagements typically are project-based and non-recurring. In addition, revenue from our contract optimization business can fluctuate significantly from period to period and is not predictable. Our ability to replace consulting engagements is subject to numerous factors, including the following:

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

We may not be able to attract and retain qualified personnel which could jeopardize the quality of our products and services and our future growth plans. Our success is based on attracting and retaining talented employees and we depend heavily upon the quality of our senior management, research analysts, consultants, sales and other key personnel. The market for highly skilled workers and leaders in our industry is extremely competitive. We face competition for qualified professionals from, among others, technology companies, market research firms, consulting firms, financial services companies and electronic and print media companies, some of which have significant financial resources and a willingness to deploy those resources to attract and compensate these professionals. Moreover, increasing wage inflation may affect our profit margin as we strive to provide compensation packages that are competitive. We face risks related to global and industry-specific labor shortages, and competitive markets can increase attrition throughout our sector. Additionally, some of the personnel that we attempt to hire are subject to non-compete agreements that could impede our short-term recruitment efforts. Our employee hiring and retention also depend on our brand and reputation as well as our ability to build and maintain a diverse and inclusive workplace culture that enables our employees to thrive. We may also be limited in our ability to recruit internationally by restrictive domestic immigration laws, and changes to policies that restrain the flow of technical and professional talent could inhibit our ability to adequately staff our research and development and other efforts.

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

If we are unable to enforce and protect our intellectual property rights, our competitive position may be harmed. We rely on a combination of copyright, trademark, trade secret, patent, confidentiality, non-compete and other contractual provisions to protect our intellectual property rights. Despite our efforts to protect our intellectual property rights, third parties may obtain unauthorized access to our intellectual property, technology or other information that we regard as proprietary. Our intellectual property rights may not survive a legal challenge to their validity or provide significant protection for us. Additionally, the laws and enforcement mechanisms to protect our intellectual property from unauthorized use in new technologies like AI and machine learning are evolving and may be inadequate. Further, the laws and enforcement mechanisms of certain countries, particularly in emerging markets, do not protect our proprietary rights to the same extent as the laws of the United States. Conducting business in certain foreign jurisdictions may require accepting compromised protections or yielding of rights to technology, data or intellectual property in order to access those markets. Accordingly, we may not be able to protect our intellectual property against unauthorized or undesired third-party copying or use, which could adversely affect our competitive position.

From time to time third parties have asserted, and may continue to assert, intellectual property claims that our products infringe the rights of others. Such claims can be expensive and time-consuming to defend, regardless of their merit. The inability to obtain rights to use third-party intellectual property on commercially reasonable terms could also have an adverse impact on our business. We may face claims based on the theft or unauthorized use or disclosure of third-party trade secrets and other confidential business information. Any such incidents and claims could harm our business and reputation, cause us to incur significant expenses, and prevent us from selling certain products, all of which could negatively impact our business and results of operations.

Additionally, our employees are subject to restrictive covenant agreements (which include provisions related to employees’ ability to compete and solicit customers and employees) and assignment of invention agreements, to the extent permitted under applicable law. When the period expires relating to their particular restrictions, former employees may compete against us. If a former employee violates the provisions of the restrictive covenant agreement, we seek to enforce the restrictions but there is no assurance that we will be successful in our efforts, and enforceability of certain restrictive covenants may decrease significantly due to recent regulatory scrutiny in the U.S. If the laws change to provide greater rights to employees, that could further reduce the effectiveness and enforceability of our restrictive covenant agreements.

Privacy concerns could damage our reputation and deter current and potential clients from using our products and services. Concerns relating to global data privacy have the potential to damage our reputation and deter current and prospective clients from using our products and services or attending our conferences. In the ordinary course of our business and in accordance with applicable laws, we collect personal information (i) from our employees, (ii) from the users of our products and services, including conference attendees, and (iii) from prospective clients. We collect only basic personal information from our clients and prospects. While we believe our overall data privacy procedures are adequate, the theft or loss of such data, or concerns about our practices, even if unfounded, with regard to the collection, use, disclosure, or security of this personal information or other data protection related matters could damage our reputation and materially adversely affect our operating results. Any system or process failure, or compromise of our security that results in the disclosure of our users’ personal data, could seriously limit the consumption of our products and services and the attendance at our conferences, as well as harm our reputation and brand and, therefore, our business.

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

Like many multinational corporations, we, and some third parties upon which we rely, have experienced cyber attacks on our computer systems and networks in the past and may experience them in the future, likely with more frequency and sophistication, and involving a broader range of devices and modes of attack, all of which will increase the difficulty of detecting and successfully defending against them. To date, none have resulted in any material adverse impact to our business, operations, products, services or customers. We have implemented various security controls to meet our security obligations, while also defending against constantly evolving security threats. Our security controls help to secure our information systems, including our computer systems, intranet, proprietary websites, email and other telecommunications and data networks, and we scrutinize the security of outsourced website and service providers prior to retaining their services. However, the security measures implemented by us or by our outside service providers may not be effective and our systems (and those of our outside service providers) are vulnerable to theft, loss, damage and interruption from a number of potential sources and events, including unauthorized access or security breaches, cyber attacks, computer viruses, power loss, or other disruptive events. As a result of operating in a hybrid work environment, most of our employees are working virtually for a period of time, which magnifies the importance of the integrity of our remote access security measures.

Cyber criminals use artificial intelligence tools to increase the effectiveness, speed and complexity of attacks, requiring increased vigilance and threat defense. Additionally, the security compliance landscape continues to evolve, requiring us to stay apprised of changes in cybersecurity and data privacy laws, regulations, and security requirements required by our clients, such as the European Union General Data Protection Regulation (GDPR), the California Consumer Privacy Act (CCPA) and California Privacy Rights Act (CPRA), the Brazilian General Data Protection Law (LGPD), the Chinese Cybersecurity, Data Security and Personal Information Protection laws (and other new and proposed data protection laws), International Organization for Standardization (ISO), and National Institute of Standards and Technology (NIST). Recent well-publicized security breaches at other companies have led to enhanced government and regulatory scrutiny of the measures taken by companies to protect against cyber attacks, and may in the future result in heightened cybersecurity requirements, including additional regulatory expectations for oversight of vendors and service providers.

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

Our acquisitions, dispositions, and strategic investments, involve substantial risks. We have made and may continue to make acquisitions of, or significant investments in, businesses that offer complementary products and services or otherwise support our growth objectives. The risks involved in each acquisition or investment include the possibility of paying more than the value we derive from the acquisition, dilution of the interests of our current stockholders should we issue stock in the acquisition, decreased working capital, increased indebtedness, the assumption of undisclosed liabilities and unknown and unforeseen risks, the ability to retain key personnel of the acquired company, the inability to complete the transaction due to regulatory review, the inability to integrate the business of the acquired company, increase revenue or fully realize anticipated synergies, the time to train the sales force to market and sell the products of the acquired business, the potential disruption of our ongoing business and the distraction of management from our day to day business. Additionally, we face competition in identifying acquisition targets and consummating acquisitions. Our dispositions involve additional risks and uncertainties, such as ability to sell such businesses on satisfactory price and terms and in a timely manner, or at all, disruption to other parts of the businesses and distraction of management, allocation of internal resources that would otherwise be devoted to completing strategic acquisitions, loss of key employees or customers, and exposure to unanticipated liabilities or ongoing obligations to support the businesses following such dispositions, and other adverse financial impacts. The realization of any of these risks could adversely affect our business.

We face risks related to leased office space. We lease all the properties used for our ongoing business operations. In several locations, we have consolidated our operations and sublet substantially all the excess space. Through our real estate consolidations and other related activities, we seek to secure quality subtenants with appropriate sublease terms. However, if we fail to secure quality subtenants, or subtenants default on their sublease obligations with us or otherwise terminate their subleases with us, we may experience a loss of planned sublease rental income, which could result in a material charge against our operating results.

To accommodate our growth going forward, we have moved to a global hoteling model to better manage our footprint and operating expenses, and will secure new space when the opportunities and needs arise. If the new spaces are not completed on schedule, or if the landlord defaults on its commitments and obligations pursuant to the new leases, we may incur additional expenses. In addition, unanticipated difficulties in initiating operations in a new space, including construction delays, natural disasters, IT system interruptions, or other infrastructure support problems, could result in a delay in moving into the new space, resulting in a potential loss of employee and operational productivity and a loss of revenue and/or additional expenses, which could also have an adverse, material impact on our operating results.

Our sales to governments are subject to appropriations and some may be terminated early. We derive significant revenues from research and consulting contracts with the United States government and its respective agencies, numerous state and local governments and their respective agencies, and foreign governments and their agencies. At December 31, 2023 and 2022, approximately $1.0 billion and $932 million, respectively, of our outstanding revenue contracts were attributable to government entities. Our U.S. government contracts are subject to the approval of appropriations by the U.S. Congress to fund the agencies contracting for our services. Additionally, our contracts at the state and local levels, as well as foreign government contracts, are subject to various governmental authorizations and funding approvals and mechanisms. Certain of these contracts may be terminated at any time by the government entity without cause or penalty (“termination for convenience”). In addition, contracts with U.S. federal, state and local, and foreign governments and their respective agencies are subject to increasingly complex bidding procedures and compliance requirements, as well as intense competition. Failure to adequately abide by these procedures and compliance requirements could result in an inability to contract with governments or their agencies, termination of existing contracts, or even suspension and disbarment from doing future business with a government or agency. Moreover, while terminations by governments for lack of funding have not been significant historically, should appropriations for the various governments and agencies that contract with us be curtailed, or should our government contracts be terminated for convenience, we may experience a significant loss of revenues.

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

Our outstanding debt obligations could negatively impact our financial condition and future operating results. As of December 31, 2023, the Company had outstanding debt of $274 million under its 2020 term loan and revolving credit facility (the “2020 Credit Agreement”), $800 million of Senior Notes due 2028 (the “2028 Notes”), $600 million of Senior Notes due 2029 (the “2029 Notes”) and $800 million of Senior Notes due 2030 (the “2030 Notes”). Additional information regarding the 2020 Credit Agreement, the 2028 Notes, the 2029 Notes and the 2030 Notes is included in Note 6 — Debt in the Notes to Consolidated Financial Statements.

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

Natural disasters, pandemics, terrorist acts, war, actions by governments, and other geopolitical activities could disrupt our operations. We operate in numerous U.S. and international locations, and we have offices in a number of major cities across the globe. The occurrence of, or concerns related to, a major weather event, earthquake, hurricane, flood, drought, volcanic activity, disease or pandemic, or other natural disaster could significantly disrupt our operations. In addition, acts of civil unrest, failure of critical infrastructure, terrorism, armed conflict (including in the Middle East), war (including the war in Ukraine), and abrupt political change, as well as responses by various governments and the international community to such acts, can have a negative effect on our business. Such events could cause delays in initiating or completing sales, impede delivery of our products and services to our clients, disrupt or shut down the internet or other critical client-facing and business processes, impede the travel of our personnel and clients, dislocate our critical internal functions and personnel, and in general harm our ability to conduct normal business operations, any of which can negatively impact our financial condition and operating results. Such events could also impact the timing and budget decisions of our clients, which could materially adversely affect our business.

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

Our operating results could be negatively impacted by global economic conditions. Our business is impacted by general economic conditions and trends in the United States and abroad, including without limitation inflation, slowing growth, rising interest rates and recession. In its recent report, Global Economics Prospects, January 2024, the World Bank reported that global growth is projected to slow to 2.4% in 2024—the third consecutive year of deceleration—reflecting the lagged and ongoing effects of tight monetary policies to rein in decades-high inflation, restrictive credit conditions, and anemic global trade and investment. The report also notes that downside risks to the outlook predominate. The recent conflict in the Middle East, coming on top of the Russian invasion of Ukraine, has heightened geopolitical risks. Conflict escalation could lead to surging energy prices, with broader implications for global activity and inflation. Other risks highlighted in the report include financial stress related to elevated real interest rates, persistent inflation, weaker-than-expected growth in China, further trade fragmentation, and climate change-related disasters. The World Bank predicts that global growth is expected to tick up to 2.7% in 2025. The World Bank notes that the expected growth rates for 2024 and 2025 would be far below the 3.1% average of the 2010s. A downturn in growth could negatively and materially affect future demand for our products and services in general, in certain geographic regions, in particular countries, or industry sectors, or could reduce demand for our in-person conferences. In addition, U.S. federal, state and local government spending limits may reduce demand for our products and services from those governmental agencies as well as organizations that receive funding from those agencies and could negatively affect macroeconomic conditions in the United States, which could further reduce demand for our products and services. Such difficulties could negatively impact our ability to maintain or improve the various business measurements we utilize (which are defined in this Annual Report), such as contract value and consulting backlog growth, client retention, wallet retention, consulting utilization rates, and the number of attendees and exhibitors at our conferences and other meetings. Failure to achieve acceptable levels of these indicators or improve them will negatively impact our financial condition, results of operations, and cash flows.

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

Our business could be negatively impacted by climate change. While we seek to mitigate the business risks associated with climate change for our operations, there are inherent climate-related risks wherever business is conducted. Access to clean water and reliable energy in the communities where we conduct our business, whether for our offices, clients, vendors or other stakeholders is a priority. We have large offices in Connecticut, Florida, India, the United Kingdom, Spain and Australia, and other locations that are vulnerable to climate change effects. Additionally, scarcity of fuel and/or rising green energy costs may increase our operations costs or affect client travel to our Conferences. Changing market dynamics, global policy developments, and the increasing frequency and impact of extreme weather events on critical infrastructure in the U.S. and elsewhere have the potential to disrupt our business, the business of our vendors, and the business clients, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations.

Failure to achieve ESG commitments or meet stakeholder expectations in ESG could harm our reputation. We have committed to achieve net-zero greenhouse gas emissions by 2035 in accordance with the SBTi's Net-Zero Standard. The SBTi has approved Gartner’s near-term science-based emissions reductions targets. Our ability to achieve these and other ESG goals is subject to numerous risks outside of our control. In addition, standards and processes for measuring and reporting carbon emissions and other sustainability metrics may change over time, and may result in inconsistent data, or could result in significant revisions to our strategies and targets, or our ability to achieve them. Our failure to achieve them or continue practices that meet evolving, and sometimes conflicting, stakeholder expectations in ESG could harm our reputation, adversely affect our ability to attract and retain employees or clients and expose us to increased scrutiny from investors and regulatory authorities.

Legal and Regulatory Risks

Our failure to comply with complex U.S. and foreign laws and regulations could have a material adverse effect on our operations or financial condition. Our business and operations may be conducted in countries where corruption has historically penetrated the economy. It is our policy to comply, and to require our local partners, distributors, agents, and those with whom we do business to comply, with all applicable anti-bribery and anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act, the UK Bribery Act, regulations established by the Office of Foreign Assets Control (OFAC) and with applicable local laws of the foreign countries in which we operate. There can be no assurance that all of our employees, contractors and agents will comply with the Company’s policies that mandate compliance with these laws. Any determination that we have violated or are responsible for violations of these laws, even if inadvertent, could be costly and disrupt our business, which could have a material adverse effect on our business, results of operations, financial condition, liquidity and cash flows, as well as on our reputation. For example, during the second half of 2018 we fully cooperated with a South African government commission established to review a wide range of issues related to the country’s revenue service, including the procurement and fulfillment of consulting agreements we entered into with the revenue service through a sales agent from late 2014 through early 2017. In parallel, we commenced an internal investigation regarding this matter. We voluntarily disclosed the matter to the SEC and Department of Justice (DOJ) in November 2018 and cooperated fully with their review. In May 2023, Gartner entered into a settlement agreement with the SEC, without admitting or denying the SEC’s allegations, which fully resolved this matter.

In addition, continuously evolving data protection laws and regulations, such as the European Union General Data Protection Regulation (GDPR), the California Consumer Privacy Act (CCPA) and California Privacy Rights Act (CPRA), the Brazilian General Data Protection Law (LGPD), the Chinese Cybersecurity, Data Security and Personal Information laws and other new and proposed data protection laws, pose increasingly complex compliance challenges. We have implemented GDPR, CCPA, CPRA and LGPD compliance programs, as well as policies and processes to comply with the applicable Chinese data protection laws. In the meantime, Gartner will continue to maintain and rely upon our comprehensive global data protection compliance program, which includes administrative, technical, and physical controls to safeguard our associates’ and clients’ personal data. The interpretation and application of these laws in the United States, the EU, China and elsewhere are often uncertain, inconsistent and ever changing. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

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

We face risks related to taxation. We are a global company and a substantial amount of our earnings is generated outside of the United States and taxed at rates other than the U.S. statutory federal income tax rate. Our effective tax rate, financial position and results of operations could be adversely affected by earnings being higher than anticipated in jurisdictions with higher statutory tax rates and, conversely, lower than anticipated in jurisdictions that have lower statutory tax rates, by changes in the valuation of our deferred tax assets and/or by changes in tax laws or accounting principles and their interpretation by relevant authorities. Corporate tax reform, base-erosion efforts and tax transparency continue to be high priorities in many countries. The Organization for Economic Co-operation and Development (“the OECD”) has issued various proposals that would change long-standing global tax principles. These proposals include a two-pillar approach to global taxation (BEPS 2.0/ Pillar Two), focusing on global profit allocation and a 15% global corporate minimum tax rate. In December 2022, the European Union adopted a directive requiring member states to incorporate similar provisions into their domestic laws, to be effective as of January 2024 and January 2025. In 2023, the OECD issued administrative guidance providing transition and safe harbor rules that may effectively delay the application of these legislative changes in certain countries until January 2027. Several countries in which Gartner does business have proposed or enacted new laws or are actively considering changes to their tax laws to align with OECD proposals. Significant details around the provisions are still uncertain as the OECD and participating countries continue to work on defining the underlying rules and administrative procedures. Enactment of this and similar legislation could significantly increase our tax obligations in countries where we do business. These actual, potential, and other changes, both individually and collectively, could materially increase our effective tax rate and negatively impact our financial position, results of operations, and cash flows. We will continue to monitor and reflect the impact of such legislative changes in future financial statements as appropriate.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

We have implemented a layered cybersecurity program to assess, identify, and manage risks from cybersecurity threats that may result in material adverse effects on the confidentiality, integrity, and availability of our information systems, networks, and data systems. Our cybersecurity program is generally aligned with the National Institute of Standards and Technology (NIST) Cybersecurity Framework.

Information Security Team and Governance.

The Audit Committee has the primary responsibility of assisting our Board of Directors in overseeing risk related to cybersecurity matters. The Board and/or the Audit Committee receive quarterly cybersecurity-related reports from our Chief Information Officer (CIO), which may address a wide range of topics, such as: cybersecurity strategy, the threat environment, the status of ongoing information security program initiatives, and information security program metrics. Additionally, we have documented protocols by which certain cybersecurity incidents that meet established reporting thresholds are escalated within the Company and, where appropriate, reported to the Board and/or the Audit Committee.

At the management level, our CIO, who reports directly to the CEO, has over 20 years of experience serving in IT management, software development, and technology-based roles across a variety of industries, including publishing, media and entertainment, and financial and insurance services. Our Chief Information Security Officer (CISO), who reports directly the CIO, has extensive cybersecurity knowledge and skills gained from over 15 years of work experience serving in security roles for the Company and a variety of financial service firms. Our CISO is responsible for understanding, managing, and communicating cybersecurity risk internally to our management, and works closely with Legal to oversee compliance with legal, regulatory, and contractual security requirements.

Our CISO heads the Information Security Team, which is responsible for implementing, monitoring, and maintaining cybersecurity and data protection practices across our business. The Information Security Team covers a wide range of cyber and information security responsibilities. Our CISO also receives reports on cybersecurity threats on an ongoing basis and regularly reviews risk management measures implemented by the Company to identify and mitigate cybersecurity risks. In addition to our internal capabilities, we also engage external consultants, legal counsel, or other third-party advisors to assist with assessing, identifying, and managing cybersecurity risks.

Risk Management and Strategy.

Cybersecurity risk management, which involves resource commitments and management attention, is overseen both as a critical component of our overall risk management program and as a standalone program. We have implemented a risk-based, cross-functional approach to identifying, preventing, and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents.

Our cybersecurity program uses a layered strategy, relying on technology and human processes to safeguard our client’s data at all layers. We embed controls within our business processes and technology development, starting with design and engineering and extending to operations. Our defense-in-depth strategy utilizes numerous layers of security controls, processes, and procedures across our information systems and networks, including but not limited to, vulnerability management, multi-factor authentication (MFA), identity access management (IAM), endpoint security, mobile security, application security, encryption, network security, web security, and event monitoring and logging. Aspects of our program undergo several independent third-party audits and reviews on a regular basis.

We maintain a written Information Security Policy, which establishes the foundational components of our cybersecurity program and our high-level security responsibilities over all technologies, facilities and data. When engaging service providers and third-party vendors, we perform due diligence to assess whether these providers have appropriate privacy and security controls, and we generally require these providers to implement appropriate protective measures, and to use confidential information solely for the purposes of performing their services.

Additionally, we have adopted a documented Incident Response Plan that applies in the event of a cybersecurity incident to provide a standardized framework for response. In general, our incident response process follows the NIST 800-61 framework and focuses on four phases: preparation; detection and analysis; containment, eradication and recovery; and post-incident remediation.

We have implemented a security training and awareness program for all Gartner employees and third-party contractors. Employees receive security training in connection with onboarding as well as annual awareness and training activities throughout their employment. Further, Gartner carries cybersecurity insurance covering the company and its subsidiaries.

Material Cybersecurity Risks, Threats & Incidents.

While we have not experienced any material cybersecurity threats or incidents, there can be no guarantee that we will not be the subject of future successful attacks, threats or incidents. Additional information on cybersecurity risks we face can be found in Part I, Item 1A “Risk Factors” of this Report under the heading “Strategic and Operational Risks – We are exposed to risks related to cybersecurity,” which should be read in conjunction with the foregoing information.

ITEM 2. PROPERTIES.

As of December 31, 2023, we leased approximately 15 domestic and 60 international office properties for our ongoing business operations. These offices, which exclude certain properties that we sublease to others, support our executive and administrative activities, research and consulting, sales, systems support, operations, and other functions. Our corporate office is based in Stamford, Connecticut. We also maintain an important presence in: Fort Myers, Florida; Arlington, Virginia; Egham, the United Kingdom; London, the United Kingdom; Gurgaon, India; Irving, Texas; and Barcelona, Spain. The Company does not own any real property.

Our Stamford corporate headquarters is comprised of leased office space in two buildings located on the same campus. Our lease for the Stamford headquarters facility expires in 2027 and contains three five-year renewal options at fair value.

In early 2022, we began to operate under a hybrid working environment, meaning that most of our employees have the option to work remotely at least some of the time for the foreseeable future. As a result, we believe our current real estate footprint is sufficient to support future growth.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the New York Stock Exchange under the symbol “IT”. As of February 2, 2024, there were 923 holders of record of our common stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The equity compensation plan information set forth in Part III, Item 12 of this Annual Report on Form 10-K is hereby incorporated by reference into this Part II, Item 5.

SHARE REPURCHASES

In May 2015, our Board of Directors (the “Board”) authorized a share repurchase program to repurchase up to $1.2 billion of our common stock. The Board authorized incremental share repurchases of up to an additional $1.6 billion, $1.0 billion and $0.9 billion of the Company’s common stock during 2021, 2022 and 2023, respectively. The Company adopted its Share Repurchase Plan with the goal of returning excess capital to shareholders in accordance with its capital allocation policy. The Company may repurchase its common stock from time-to-time in amounts, at prices and in the manner that the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended), accelerated share repurchases, private transactions or other transactions and will be funded by cash on hand and borrowings. Repurchases may also be made from time-to-time in connection with the settlement of the Company’s stock-based compensation awards. The table below summarizes the repurchases of our common stock during the three months ended December 31, 2023 pursuant to our share repurchase program and the settlement of stock-based compensation awards.

Period	Total Number of Shares Purchased (#)	Average Price Paid Per Share ($)	Total Number of Shares Purchased Under Announced Programs (#)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
October 1, 2023 to October 31, 2023 (1)	298,097	$338.40	297,247	$1,010,159
November 1, 2023 to November 30, 2023	107,493	370.36	65,148	987,098
December 1, 2023 to December 31, 2023	6,039	457.60	—	$987,098
Total for the quarter (2)	411,629	$348.49	362,395

(1)On October 31, 2023, the Company's Board of Directors authorized incremental share repurchases of up to an additional $500.0 million of Gartner's common stock.
(2)The repurchased shares during the three months ended December 31, 2023 included purchases for both the settlement of stock-based compensation awards and open market purchases. All amounts presented are exclusive of the excise tax accrual.

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

This MD&A provides an analysis of our consolidated financial results, segment results and cash flows for 2023 and 2022 under the headings “Results of Operations,” “Segment Results” and “Liquidity and Capital Resources.” For a similar detailed discussion comparing 2022 and 2021, refer to those headings under Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

We operate in a very competitive and rapidly changing environment that involves numerous known and unknown risks and uncertainties, some of which are beyond our control. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future quarterly and annual revenues, operating income, results of operations and cash flows, as well as any forward-looking statement, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in our forward-looking statements include, among others, the following: the impact of general economic conditions, including inflation (and related monetary policy by governments in response to inflation), on economic activity and our operations; changes in macroeconomic and market conditions and market volatility, including interest rates and the effect on the credit markets and access to capital; the impact of global economic and geopolitical conditions, including inflation, and recession; our ability to carry out our strategic initiatives and manage associated costs; our ability to recover potential claims under our event cancellation insurance; the timing of conferences and meetings, in particular our Gartner Symposium/Xpo series that normally occurs during the fourth quarter; our ability to achieve and effectively manage growth, including our ability to integrate our acquisitions and consummate and integrate future acquisitions; our ability to pay our debt obligations; our ability to maintain and expand our products and services; our ability to expand or retain our customer base; our ability to grow or sustain revenue from individual customers; our ability to attract and retain a professional staff of research analysts and consultants as well as experienced sales personnel upon whom we are dependent, especially in light of labor competition; our ability to achieve continued customer renewals and achieve new contract value, backlog and deferred revenue growth in light of competitive pressures; our ability to successfully compete with existing competitors and potential new competitors; our ability to enforce and protect our intellectual property rights; our ability to keep pace with technological developments in artificial intelligence; additional risks associated with international operations, including foreign currency fluctuations; the impact on our business resulting from changes in international conditions, including those resulting from the conflict in the Middle East, the war in Ukraine and current and future sanctions imposed by governments or other authorities; the impact of restructuring and other charges on our businesses and operations; cybersecurity incidents; risks associated with the creditworthiness, budget cuts, and shutdown of governments and agencies; our ability to meet ESG commitments; the impact of changes in tax policy (including global minimum tax legislation) and heightened scrutiny from various taxing authorities globally; changes to laws and regulations; and other risks and uncertainties. The potential fluctuations in our operating income could cause period-to-period comparisons of operating results not to be meaningful and could provide an unreliable indication of future operating results. A description of the risk factors associated with our business is included under “Risk Factors” in Item 1A. of this Annual Report on Form 10-K, which is incorporated herein by reference.

Forward-looking statements are subject to risks, estimates and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those listed above or described under “Risk Factors” in Item 1A of this Annual Report on Form 10-K. In addition, historical, current and forward-looking sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Readers should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Forward-looking statements in this Annual Report on Form 10-K speak only as of the date hereof, and forward-looking statements in documents attached that are incorporated by reference speak only as of the date of those documents. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.

BUSINESS OVERVIEW

Gartner, Inc. (NYSE: IT) delivers actionable, objective insight that drives smarter decisions and stronger performance on an organization’s mission-critical priorities.

We are a trusted advisor and an objective resource for close to 15,000 enterprises in approximately 90 countries and territories — across all major functions, in every industry and enterprise size.

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

Recent Event

In February 2023, we completed the sale of a non-core business, TalentNeuron, for approximately $161.1 million after considerations of post-close adjustments. TalentNeuron was included in the Company’s Research segment. $161.1 million cash was received from the sale during the year ended December 31, 2023. We recognized a pre-tax gain of $135.4 million on the sale of TalentNeuron, which is included in Gain from sale of divested operation in the Consolidated Statement of Operations for the year ended December 31, 2023.

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

We had total revenues of $5.9 billion in 2023, an increase of 8% compared to 2022 on both a reported basis and excluding the foreign currency impact. Net income increased to $882.5 million in 2023 from $807.8 million in 2022 and diluted earnings per share was $11.08 in 2023 compared to $9.96 in 2022.

Research revenues increased to $4.9 billion in 2023, an increase of 6% compared to 2022 on both a reported basis and excluding the foreign currency impact. The Research gross contribution margin was 74% in both 2023 and 2022. Contract value was $4.8 billion at December 31, 2023, an increase of 8% compared to December 31, 2022 on a foreign currency neutral basis.

Conferences revenues increased to $505.2 million in 2023, an increase of 30% compared to 2022 on a reported basis and 29% excluding the foreign currency impact. The Conferences gross contribution margin was 50% and 54% in 2023 and 2022, respectively. We held 47 in-person conferences in 2023, and 25 in-person and 16 virtual conferences in 2022.

Consulting revenues increased to $514.7 million in 2023, an increase of 7% compared to 2022 on a reported basis and 8% excluding the foreign currency impact. The Consulting gross contribution margin was 35% and 39% in 2023 and 2022, respectively. Backlog was $162.1 million at December 31, 2023.

Cash provided by operating activities was $1.2 billion and $1.1 billion during 2023 and 2022, respectively. As of December 31, 2023, we had $1.3 billion of cash and cash equivalents and approximately $1.0 billion of available borrowing capacity on our revolving credit facility. During 2023, we repurchased 1.8 million shares of the Company’s common stock for an aggregate purchase price of approximately $0.6 billion.

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

Accounting for income taxes — We use the asset and liability method of accounting for income taxes. We estimate our income taxes in each of the jurisdictions where we operate. This process involves estimating our current tax expense or benefit together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. When assessing the realizability of deferred tax assets, we consider if it is more likely than not that some or all of the deferred tax assets will not be realized. In making this assessment, we consider the availability of loss carryforwards, projected reversals of deferred tax liabilities, projected future taxable income, and ongoing prudent and feasible tax planning strategies. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained based on the technical merits of the position. Recognized tax positions are measured at the largest amount of benefit with greater than a 50% likelihood of being realized. We use estimates in determining the amount of unrecognized tax benefits associated with uncertain tax positions. Significant judgment is required in evaluating tax law and measuring the benefits likely to be realized. Uncertain tax positions are periodically re-evaluated and adjusted as more information about their ultimate realization becomes available.

Accounting for stock-based compensation — We account for stock-based compensation awards in accordance with FASB ASC Topics 505 and 718 and SEC Staff Accounting Bulletins No. 107 and No. 110. We recognize stock-based compensation expense, which is based on the fair value of the award on the date of grant, over the related service period. Note 10 — Stock-Based Compensation in the Notes to Consolidated Financial Statements provides additional information regarding stock-based compensation. Determining the appropriate fair value model and calculating the fair value of stock-based compensation awards requires the use of certain subjective assumptions, including the expected life of a stock-based compensation award and our common stock price volatility. In addition, determining the appropriate periodic stock-based compensation expense requires management to estimate the likelihood of the achievement of certain performance targets. The assumptions used in calculating the fair values of stock-based compensation awards and the related periodic expense represent management’s best estimates, which involve inherent uncertainties and the application of judgment. As a result, if circumstances change and we deem it necessary in the future to modify the assumptions we made or to use different assumptions, or if the quantity and nature of our stock-based compensation awards changes, then the amount of expense may need to be adjusted and future stock-based compensation expense could be materially different from what has been recorded in the current period.

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

	Year Ended December 31, 2023	Year Ended December 31, 2022	Increase (Decrease)	Percentage Increase (Decrease)
Total revenues	$5,906,956	$5,475,846	$431,110	8%
Costs and expenses:
Cost of services and product development	1,903,240	1,693,771	209,469	12
Selling, general and administrative	2,701,542	2,480,944	220,598	9
Depreciation	98,645	93,410	5,235	6
Amortization of intangibles	92,458	98,536	(6,078)	(6)
Acquisition and integration charges	9,587	9,079	508	6
Gain from sale of divested operation	(135,410)	—	(135,410)	nm
Operating income	1,236,894	1,100,106	136,788	12
Interest expense, net	(94,246)	(121,323)	(27,077)	(22)
Gain on event cancellation insurance claims	3,077	—	3,077	nm
Other income, net	1,404	48,412	(47,008)	(97)
Less: Provision for income taxes	264,663	219,396	45,267	21
Net income	$882,466	$807,799	$74,667	9%
nm = not meaningful

Total revenues for 2023 were $5.9 billion, an increase of $431.1 million compared to 2022, or 8% on both a reported basis and excluding the foreign currency impact. The tables below present (i) revenues by geographic region (based on where the sale is fulfilled) and (ii) revenues by segment for the years indicated (in thousands).

Primary Geographic Market	Year Ended December 31, 2023	Year Ended December 31, 2022	Increase	Percentage Increase
United States and Canada	$3,911,042	$3,619,382	$291,660	8%
Europe, Middle East and Africa	1,332,070	1,234,659	97,411	8
Other International	663,844	621,805	42,039	7
Total revenues	$5,906,956	$5,475,846	$431,110	8%

Segment	Year Ended December 31, 2023	Year Ended December 31, 2022	Increase	Percentage Increase
Research	$4,887,046	$4,604,791	$282,255	6%
Conferences	505,164	389,273	115,891	30
Consulting	514,746	481,782	32,964	7
Total revenues	$5,906,956	$5,475,846	$431,110	8%

Refer to the section of this MD&A below entitled “Segment Results” for a discussion of revenues and results by segment.

Cost of services and product development was $1.9 billion in 2023, an increase of $209.5 million compared to 2022, or 12% on both a reported basis and excluding the foreign currency impact. The increase in Cost of services and product development was primarily due to increased compensation costs as a result of higher headcount, as well as increased conference related expenses, due to the return to in-person destination conferences, partially offset by decreased research program expenses. Cost of services and product development as a percent of revenues was 32% and 31% for 2023 and 2022, respectively.

Selling, general and administrative (“SG&A”) expense was $2.7 billion in 2023, an increase of $220.6 million compared to 2022, or 9% on both a reported basis and excluding the foreign currency impact. The increase in SG&A during the year ended December 31, 2023, as compared to the prior fiscal year, was primarily due to higher personnel costs in the current year, including higher salary expense due to increased headcount. These increases were partially offset by a reduction in facilities expense, related to a reduction of our real estate footprint. We expect to continue to evaluate our real estate footprint globally. If we determine there is any additional excess property, there is no assurance that we will be able to sublease any such excess properties or that we will not incur costs in connection with such exit activities, which may be material. During 2023, we incurred charges associated with the impairment of right-of-use assets and other long-lived assets, related to certain office locations we no longer intend to use, of $20.4 million, compared to $54.0 million in 2022.

The number of quota-bearing sales associates in Global Technology Sales increased slightly to 3,641 and in Global Business Sales increased by 8% to 1,188, compared to December 31, 2022. On a combined basis, the total number of quota-bearing sales associates increased by 2% when compared to December 31, 2022. SG&A expense as a percent of revenues was 46% and 45% during 2023 and 2022, respectively.

Depreciation increased by 6% during 2023 compared to 2022. The increase for the year ended December 31, 2023 was primarily due to increased computer equipment and software additions in 2022 and 2023, partially offset by a reduction in leasehold improvements depreciation as a result of the impairment losses recorded during 2022 and 2023.

Amortization of intangibles decreased by 6% during 2023 compared to 2022 primarily due to intangible assets divested as part of the sale of our TalentNeuron business.

Acquisition and integration charges increased by $0.5 million during the year ended December 31, 2023, compared to the same period in 2022.

Gain from sale of divested operation was attributable to the sale of our TalentNeuron business in February 2023. We recognized a pre-tax gain of $135.4 million during the year ended December 31, 2023.

Operating income was $1.2 billion and $1.1 billion during 2023 and 2022, respectively. The increase in operating income was primarily due to the gain from sale of divested operation, as well as increased revenue, partially offset by an increase in cost of services and product development and selling, general and administrative expenses.

Interest expense, net decreased by $27.1 million during 2023 compared to 2022. The decrease in interest expense, net was primarily due to increased interest income, as well as lower interest expense due to the maturation of $700.0 million in fixed-for-floating interest rate swap contracts in March 2022, partially offset by higher interest expense on our term loan.

Gain on event cancellation insurance claims of $3.1 million during the year ended December 31, 2023 reflected proceeds related to the 2020 conference cancellation insurance claims.

Other income, net for the years presented herein included the net impact of foreign currency gains and losses from our hedging activities, as well as sales of certain state tax credits and the recognition of other tax incentives. During 2023 and 2022, Other income, net included a $3.9 million and a $52.3 million gain on de-designated interest rate swaps, respectively.

Provision for income taxes was $264.7 million and $219.4 million during 2023 and 2022, respectively, with an effective income tax rate of 23.1% and 21.4% for 2023 and 2022, respectively. The increase in the effective income tax rate in 2023 was primarily the result of changes in unrecognized tax benefits year over year. Note 12 — Income Taxes in the Notes to Consolidated Financial Statements provides additional information regarding the Company’s income taxes.

Net income was $882.5 million and $807.8 million during 2023 and 2022, respectively. Additionally, our diluted net income per share increased by $1.12 in 2023 compared to 2022. The increase in net income during 2023 was primarily the result of the gain from sale of divested operations, as well as increased revenue and interest income, partially offset by increased operating expenses, a lower gain from de-designated interest rate swaps and higher income tax expense.

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

Reportable Segments

The sections below present the results of the Company’s three business segments – Research, Conferences and Consulting, as described below.

Research

	The Year Ended December 31, 2023	The Year Ended December 31, 2022	Increase (Decrease)		Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$4,887,046	$4,604,791	$282,255		6%
Gross contribution (1)	$3,600,143	$3,414,574	$185,569		5%
Gross contribution margin	74%	74%	—	point	—
Business Measurements:
Contract Value (1), (3)	$4,838,600	$4,490,700	$347,900		8%
Global Technology Sales (2):
Contract value (1), (3)	$3,747,600	$3,524,000	$223,600		6%
Client retention	83%	86%	(3)	points	—
Wallet retention	101%	105%	(4)	points	—
Global Business Sales (2):
Contract value (1), (3)	$1,091,000	$966,700	$124,300		13%
Client retention	87%	89%	(2)	points	—
Wallet retention	107%	112%	(5)	points	—

(1)Dollars in thousands.
(2)Global Technology Sales includes sales to users and providers of technology. Global Business Sales includes sales to all other functional leaders.
(3)Contract values are on a foreign exchange neutral basis. Contract values as of December 31, 2022 have been calculated using the same foreign currency rates as 2023.

Research revenues increased by $282.3 million during 2023 compared to 2022, or 6% on both a reported basis and excluding the foreign currency impact. The increase in revenues during 2023 was primarily due to strong Research contract value growth in 2022. The gross contribution margin was 74% in both 2023 and 2022, as the increase in revenue and decreased research program expenses were offset by an increase in personnel expenses to support future growth.

Contract value increased to $4.8 billion at December 31, 2023, or 8% compared to December 31, 2022 on a foreign currency neutral basis. All industry sectors grew at least high single-digit rates, other than technology and media. The fastest growth was in the public, energy and manufacturing sectors. Global Technology Sales (“GTS”) contract value increased by 6% at December 31, 2023 when compared to December 31, 2022. The increase in GTS contract value was primarily due to new business from existing clients. GTS contract value increased by at least mid single-digits for the majority of enterprise sizes and sectors. Global Business Sales (“GBS”) contract value increased by 13% year-over-year, also primarily driven by new business from existing clients. The majority of our GBS practices achieved double-digit growth rates, with the majority of enterprise sizes and sectors also growing double-digits year-over-year.

GTS client retention was 83% and 86% as of December 31, 2023 and 2022, respectively, while wallet retention was 101% and 105%, as of December 31, 2023 and 2022, respectively. GBS client retention was 87% and 89% as of December 31, 2023 and 2022, respectively, while wallet retention was 107% and 112% as of December 31, 2023 and 2022, respectively. The decrease in GTS and GBS wallet retention was largely due to lower levels of incremental spending by existing clients compared to the same period in 2022.

Conferences

	The Year Ended December 31, 2023	The Year Ended December 31, 2022	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$505,164	$389,273	$115,891	30%
Gross contribution (1)	$253,739	$210,726	$43,013	20%
Gross contribution margin	50%	54%	(4) points	—
Business Measurements:
Number of destination conferences (2)	47	41	6	15%
Number of destination conferences attendees (2)	75,569	60,104	15,465	26%

(1)Dollars in thousands.
(2)Includes both virtual and in-person conferences. Single day, local meetings are excluded.

Conferences revenues increased by $115.9 million during 2023 compared to 2022, or 30% on a reported basis and 29% excluding the foreign currency impact. We re-launched in-person destination conferences during the second quarter of 2022. We held 47 in-person destination conferences during the year ended December 31, 2023. We held 25 in-person conferences and 16 virtual conferences during the year ended December 31, 2022. The increase in revenues for the year ended December 31, 2023 was primarily due the increase in in-person destination conferences. The segment gross contribution margin was 50% and 54% in 2023 and 2022, respectively. The lower gross contribution margin during 2023 was also primarily due to the increase in in-person destination conferences.

Consulting

	As Of And For The Year Ended December 31, 2023	As Of And For The Year Ended December 31, 2022	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$514,746	$481,782	$32,964	7%
Gross contribution (1)	$181,501	$189,834	$(8,333)	(4)%
Gross contribution margin	35%	39%	(4) points	—
Business Measurements:
Backlog (1), (2)	$162,100	$134,500	$27,600	21%
Average billable headcount	934	827	107	13%
Consultant utilization	65%	70%	(5) points	—

(1)Dollars in thousands.
(2)Backlog is on a foreign currency neutral basis. Backlog as of December 31, 2022 has been calculated using the same foreign currency rates as 2023.

Consulting revenues increased 7% during 2023 compared to 2022 on a reported basis and 8% excluding the foreign currency impact. The increase in revenues on a reported basis was due to a 6% increase in labor-based consulting, and a 10% increase in contract optimization. Contract optimization revenue may vary significantly and, as such, 2023 revenues may not be indicative of future results. The segment gross contribution margin was 35% and 39% in 2023 and 2022, respectively. The decrease in gross contribution margin during 2023 was primarily due to increased personnel expense related to higher headcount, partially offset by the increase in revenue.

Backlog increased by $27.6 million, or 21%, from December 31, 2022 to December 31, 2023.

LIQUIDITY AND CAPITAL RESOURCES

We finance our operations through cash generated from our operating activities and borrowings. Note 6 — Debt in the Notes to Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations. At December 31, 2023, we had $1.3 billion of cash and cash equivalents and approximately $1.0 billion of available borrowing capacity on the revolving credit facility under our 2020 Credit Agreement. We believe that the Company has adequate liquidity and access to capital markets to meet its currently anticipated needs for both the next twelve months and the foreseeable future.

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

Our cash and cash equivalents are held in numerous locations throughout the world with 55% held overseas at December 31, 2023. The Company intends to reinvest substantially all of its accumulated undistributed foreign earnings, except in instances where repatriation would result in minimal additional tax.

The table below summarizes the changes in the Company’s cash balances for the years indicated (in thousands).

	Year Ended December 31,		Increase (Decrease)
	2023	2022
Cash provided by operating activities	$1,155,737	$1,101,422	$54,315
Cash provided by (used in) investing activities	54,157	(117,558)	171,715
Cash used in financing activities	(588,881)	(1,027,442)	438,561
Net increase (decrease) in cash and cash equivalents and restricted cash	621,013	(43,578)	664,591
Effects of exchange rates	(13)	(18,425)	18,412
Beginning cash and cash equivalents and restricted cash	698,599	760,602	(62,003)
Ending cash and cash equivalents and restricted cash	$1,319,599	$698,599	$621,000

Operating

Cash provided by operating activities was $1.2 billion and $1.1 billion in 2023 and 2022, respectively. The year-over-year increase was primarily due to increased operating income, excluding the gain from sale of divested operation, and strong collections, partially offset by increased income tax payments, in part as a result of the gain from sale of divested operation in 2023.

Investing

Cash provided by (used in) investing activities was $54.2 million and $(117.6) million in 2023 and 2022, respectively. The increase from 2022 to 2023 was primarily the result of the proceeds received from the sale of our TalentNeuron business in February 2023.

Financing

Cash used in financing activities was $0.6 billion and $1.0 billion in 2023 and 2022, respectively. During the 2023 period, we used $0.6 billion of cash for share repurchases and paid a net $7.8 million in debt principal repayments. During the 2022 period, we used $1.0 billion for share repurchases and paid a net $5.9 million in debt principal repayments.

OBLIGATIONS AND COMMITMENTS

Debt

As of December 31, 2023, the Company had $2.5 billion of principal amount of debt outstanding. Note 6 — Debt in the Notes to Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations. From time to time, the Company may seek to retire or repurchase its outstanding debt through various methods including open market repurchases, negotiated block transactions, or otherwise, all or some of which may be effected through Rule 10b5-1 plans. Such transactions, if any, depend on prevailing market conditions, our liquidity and capital requirements, contractual restrictions, and other factors, and may involve material amounts.

Off-Balance Sheet Arrangements

Through December 31, 2023, the Company has not entered into any material off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

Contractual Cash Commitments

The table below summarizes the Company’s future contractual cash commitments as of December 31, 2023 (in thousands).

Commitment Description	Due In Less Than 1 Year	Due In 2-3 Years	Due In 4-5 Years	Due In More Than 5 Years	Total
Debt – principal, interest, and commitment fees (1)	$100,181	$457,317	$979,341	$1,471,355	$3,008,194
Operating leases (2)	142,636	235,333	176,035	237,440	791,444
Deferred compensation arrangements (3)	8,893	17,261	14,345	81,209	121,708
Other (4)	34,121	114,129	155,395	49,002	352,647
Totals	$285,831	$824,040	$1,325,116	$1,839,006	$4,273,993

(1)Principal repayments of the Company’s debt obligations were classified in the above table based on the contractual repayment dates. Interest payments were based on the effective interest rates as of December 31, 2023. Commitment fees were based on unused balances and commitment rates as of December 31, 2023. Note 6 — Debt in the Notes to Consolidated Financial Statements provides information regarding the Company’s debt obligations and interest rate swap contracts.
(2)The Company leases various facilities, automobiles, computer equipment and other assets under non-cancelable operating lease agreements expiring between 2024 and 2038. The total commitment excludes approximately $207.6 million of estimated future cash receipts from the Company’s subleasing arrangements. Note 1 — Business and Significant Accounting Policies and Note 7 — Leases in the Notes to Consolidated Financial Statements provide additional information regarding the Company’s leases.
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

In addition to the contractual cash commitments included in the above table, the Company has other payables and liabilities that may be legally enforceable but are not considered contractual commitments. Information regarding the Company’s payables and liabilities is included in Note 5 — Accounts Payable and Accrued and Other Liabilities and Note 12 — Income Taxes in the Notes to Consolidated Financial Statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

The FASB has issued accounting standards that had not yet become effective as of December 31, 2023 and may impact the Company’s consolidated financial statements or its disclosures in future periods. Note 1 — Business and Significant Accounting Policies in the Notes to Consolidated Financial Statements provides information regarding those accounting standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK

As of December 31, 2023, the Company had $2.5 billion in total debt principal outstanding. Note 6 — Debt in the Notes to Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations.

Approximately $274.0 million of the Company’s total debt outstanding as of December 31, 2023 was based on a floating base rate of interest, which potentially exposes the Company to increases in interest rates. However, we reduce our overall exposure to interest rate increases through our interest rate swap contract, which effectively converts the floating base interest rates on all of our variable rate borrowings to fixed rates.

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

Translation risk arises as our foreign currency assets and liabilities are translated into U.S. dollars because the functional currencies of our foreign operations are generally denominated in the local currency. Adjustments resulting from the translation of these assets and liabilities are deferred and recorded as a component of stockholders’ equity. A measure of the potential impact of foreign currency translation can be determined through a sensitivity analysis of our cash and cash equivalents. At December 31, 2023, we had $1.3 billion of cash and cash equivalents, with a substantial portion denominated in foreign currencies. If the exchange rates of the foreign currencies we hold all changed in comparison to the U.S. dollar by 10%, the amount of cash and cash equivalents we would have reported on December 31, 2023 could have increased or decreased by approximately $79.3 million. The translation of our foreign currency revenues and expenses historically has not had a material impact on our consolidated earnings because movements in and among the major currencies in which we operate tend to impact our revenues and expenses fairly equally. However, our earnings could be impacted during periods of significant exchange rate volatility, or when some or all of the major currencies in which we operate move in the same direction against the U.S. dollar.

Transaction risk arises when we enter into a transaction that is denominated in a currency that may differ from the local functional currency. As these transactions are translated into the local functional currency, a gain or loss may result, which is recorded in current period earnings. We typically enter into foreign currency forward exchange contracts to mitigate the effects of some of this foreign currency transaction risk. Our outstanding foreign currency forward exchange contracts as of December 31, 2023 had an immaterial net unrealized gain.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements for 2023, 2022 and 2021, together with the reports of KPMG LLP, our independent registered public accounting firm, are included herein in this Annual Report on Form 10-K.

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

Management conducted an evaluation, as of December 31, 2023, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2023, the Company’s disclosure controls and procedures were effective..

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment was reviewed with the Audit Committee of the Board of Directors.

Based on its assessment of internal control over financial reporting, management has concluded that, as of December 31, 2023, Gartner’s internal control over financial reporting was effective. The effectiveness of management’s internal control over financial reporting as of December 31, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K in Part IV, Item 15.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

No director or Section 16 officer adopted or terminated a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5–1 trading arrangement during the three months ended December 31, 2023.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required to be furnished pursuant to this item is incorporated by reference from the information set forth under the captions “The Board of Directors,” “Proposal One: Election of Directors,” “Executive Officers,” “Corporate Governance,” “Delinquent Section 16(a) Reports” (if necessary) and “Proxy and Voting Information — Available Information” in the Company’s 2024 Proxy Statement. See also Item 1. Business — Available Information.

ITEM 11. EXECUTIVE COMPENSATION.

The information required to be furnished pursuant to this item is incorporated by reference from the information set forth under the captions “Compensation Discussion & Analysis,” “Compensation Tables and Narrative Disclosures,” “Compensation Committee Report,” “The Board of Directors - Compensation of Directors,” “The Board of Directors - Director Compensation Table,” “Corporate Governance - Risk Oversight - Risk Assessment of Compensation Policies and Practices,” and “Corporate Governance - Compensation Committee” in the Company’s 2024 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required to be furnished pursuant to this item is incorporated by reference from the information set forth under the captions “Compensation Tables and Narrative Disclosures — Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2024 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required to be furnished pursuant to this item is incorporated by reference from the information set forth under the captions “Transactions With Related Persons” and “Corporate Governance — Director Independence” in the Company’s 2024 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required to be furnished pursuant to this item is incorporated by reference from the information set forth under the caption “Proposal Three: Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s 2024 Proxy Statement.

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

3. Exhibits

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
3.1(1)	Restated Certificate of Incorporation of the Company.

3.2(2)	By-laws of Gartner, Inc. (as amended through April 29, 2021).

4.1(3)	Indenture (including form of Notes), dated as of June 22, 2020, among Gartner, Inc., the guarantors named therein and U.S. Bank National Association, as a trustee, relating to the $800,000,000 aggregate principal amount of 4.500% Senior Notes due 2028.

4.2(4)	Indenture (including form of Notes), dated as of September 28, 2020, among Gartner, Inc., the guarantors named therein and U.S. Bank National Association, as a trustee, relating to the $800,000,000 aggregate principal amount of 3.750% Senior Notes due 2030.

4.3(4)	Amended and Restated Credit Agreement, dated as of September 28, 2020, among Gartner, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

4.4(4)	Amended and Restated Guarantee and Collateral Agreement, dated as of September 28, 2020, among Gartner, Inc. each subsidiary guarantor party thereto and JPMorgan Chase Bank, N.A.

4.5(5)	Indenture (including form of Notes), dated as of June 18, 2021, among Gartner, Inc., the guarantors named therein and U.S. Bank National Association, as a trustee, relating to the $600,000,000 aggregate principal amount of 3.625% Senior Notes due 2029.

4.6(6)+	Description of Gartner, Inc.’s Common Stock.

10.1(7)+	2011 Employee Stock Purchase Plan, as amended and restated, as of September 1, 2021.

10.2(12)+	Long-Term Incentive Plan, June 1, 2023 Amendment and Restatement.

10.3(8)+	Second Amended and Restated Employment Agreement between Eugene A. Hall and the Company dated as of February 14, 2019.

10.4(2)+	Amendment to Employment Agreement between Eugene A. Hall and the Company dated as of April 29, 2021.

10.5(9)+	Company Deferred Compensation Plan, effective January 1, 2009.

10.6(10)+	Form of 2021 Stock Appreciation Right Agreement for executive officers.

10.7(10)+	Form of 2021 Performance Stock Unit Agreement for executive officers.

10.8(6)+	Form of 2022 Stock Appreciation Right Agreement for executive officers.

10.9(6)+	Form of 2022 Performance Stock Unit Agreement for executive officers.

10.10(13)+	Form of 2023 Stock Appreciation Right Agreement for executive officers.

10.11(13)+	Form of 2023 Performance Stock Unit Agreement for executive officers.

10.12+*	Form of 2024 Stock Appreciation Right Agreement for executive officers.

10.13+*	Form of 2024 Performance Stock Unit Agreement for executive officers.

10.14+*	Form of 2024 Restricted Stock Unit Agreement for executive officers.

10.15(11)+	Form of Restricted Stock Unit Agreement for non-employee directors.

10.16+*	Enhanced Executive Rewards Policy.

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (see Signature Page).

31.1*	Certification of chief executive officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of chief financial officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

97+*	Gartner, Inc. Compensation Recoupment (Clawback) Policy.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

104*	Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101).

*	Filed with this document.
+	Management compensation plan or arrangement.
(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 6, 2005.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 5, 2021.
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 23, 2020.
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2020.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 21, 2021.
(6)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on February 23, 2022.
(7)	Incorporated by reference from the Company’s Proxy Statement (Schedule 14A) filed on April 19, 2021.
(8)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on February 22, 2019.
(9)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on February 20, 2009.
(10)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on February 24, 2021.
(11)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 1, 2018.
(12)	Incorporated by reference from the Company’s Proxy Statement (Schedule 14A) filed on April 17, 2023.
(13)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on February 16, 2023.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Gartner, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Unrecognized tax benefits

As discussed in Note 1 to the consolidated financial statements, the Company recognizes the tax benefit from an uncertain tax position when it believes such position is more likely than not of being sustained if challenged. As of December 31, 2023, the Company has recorded gross unrecognized tax benefits of $148.4 million. Recognized tax positions are measured at the largest amount of benefit with greater than a 50 percent likelihood of being realized. The Company uses estimates and assumptions in determining the amount of unrecognized tax benefits.

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
February 15, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Gartner, Inc.:
Opinion on Internal Control Over Financial Reporting

We have audited Gartner, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 15, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

New York, New York
February 15, 2024

GARTNER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$1,318,999	$697,999
Fees receivable, net of allowances of $9,000 for both periods	1,601,228	1,556,786
Deferred commissions	380,479	363,079
Prepaid expenses and other current assets	127,180	119,207
Assets held-for-sale	—	49,036
Total current assets	3,427,886	2,786,107
Property, equipment and leasehold improvements, net	262,718	264,581
Operating lease right-of-use assets	366,809	436,592
Goodwill	2,937,260	2,930,211
Intangible assets, net	501,958	584,714
Other assets	339,288	297,531
Total Assets	$7,835,919	$7,299,736
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,127,604	$1,115,198
Deferred revenues	2,640,515	2,443,762
Current portion of long-term debt	9,600	7,800
Liabilities held-for-sale	—	30,840
Total current liabilities	3,777,719	3,597,600
Long-term debt, net of deferred financing fees	2,448,696	2,453,607
Operating lease liabilities	513,406	597,267
Other liabilities	415,464	423,464
Total Liabilities	7,155,285	7,071,938
Stockholders’ Equity:
Preferred stock:
$0.01 par value, authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock:
$0.0005 par value, 250,000,000 shares authorized; 163,602,067 shares issued for both periods	82	82
Additional paid-in capital	2,320,289	2,179,604
Accumulated other comprehensive loss, net	(76,331)	(101,610)
Accumulated earnings	4,739,292	3,856,826
Treasury stock, at cost, 85,264,526 and 84,428,513 common shares, respectively	(6,302,698)	(5,707,104)
Total Stockholders’ Equity	680,634	227,798
Total Liabilities and Stockholders’ Equity	$7,835,919	$7,299,736

See Notes to Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Research	$4,887,046	$4,604,791	$4,101,392
Conferences	505,164	389,273	214,449
Consulting	514,746	481,782	418,121
Total revenues	5,906,956	5,475,846	4,733,962
Costs and expenses:
Cost of services and product development	1,903,240	1,693,771	1,444,093
Selling, general and administrative	2,701,542	2,480,944	2,155,658
Depreciation	98,645	93,410	102,802
Amortization of intangibles	92,458	98,536	109,603
Acquisition and integration charges	9,587	9,079	6,055
Gain from sale of divested operation	(135,410)	—	—
Total costs and expenses	4,670,062	4,375,740	3,818,211
Operating income	1,236,894	1,100,106	915,751
Interest income	38,526	4,880	1,893
Interest expense	(132,772)	(126,203)	(118,513)
Gain on event cancellation insurance claims	3,077	—	152,310
Other income, net	1,404	48,412	18,429
Income before income taxes	1,147,129	1,027,195	969,870
Provision for income taxes	264,663	219,396	176,310
Net income	$882,466	$807,799	$793,560

Net income per share:
Basic	$11.17	$10.08	$9.33
Diluted	$11.08	$9.96	$9.21
Weighted average shares outstanding:
Basic	79,004	80,178	85,026
Diluted	79,680	81,067	86,177

See Notes to Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)

	Year Ended December 31,
	2023	2022	2021
Net income	$882,466	$807,799	$793,560
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	11,677	(39,679)	(6,621)
Interest rate swaps - net change in deferred gain or loss	15,086	17,075	21,781
Pension plans - net change in deferred actuarial gain or loss	(1,484)	2,425	2,637
Other comprehensive income (loss), net of tax	25,279	(20,179)	17,797
Comprehensive income	$907,745	$787,620	$811,357

See Notes to Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Accumulated Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2020	$82	$1,968,930	$(99,228)	$2,255,467	$(3,034,823)	$1,090,428
Net income	—	—	—	793,560	—	793,560
Other comprehensive income	—	—	17,797	—	—	17,797
Issuances under stock plans	—	7,396	—	—	10,854	18,250
Common share repurchases	—	—	—	—	(1,647,547)	(1,647,547)
Stock-based compensation expense	—	98,570	—	—	—	98,570
Balance at December 31, 2021	82	2,074,896	(81,431)	3,049,027	(4,671,516)	371,058
Net income	—	—	—	807,799	—	807,799
Other comprehensive loss	—	—	(20,179)	—	—	(20,179)
Issuances under stock plans	—	14,142	—	—	8,154	22,296
Common share repurchases	—	—	—	—	(1,043,742)	(1,043,742)
Stock-based compensation expense	—	90,566	—	—	—	90,566
Balance at December 31, 2022	82	2,179,604	(101,610)	3,856,826	(5,707,104)	227,798
Net income	—	—	—	882,466	—	882,466
Other comprehensive income	—	—	25,279	—	—	25,279
Issuances under stock plans	—	10,844	—	—	14,368	25,212
Common share repurchases (including excise tax)	—	—	—	—	(609,962)	(609,962)
Stock-based compensation expense	—	129,841	—	—	—	129,841
Balance at December 31, 2023	$82	$2,320,289	$(76,331)	$4,739,292	$(6,302,698)	$680,634

See Notes to Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended December 31,
	2023	2022	2021
Operating activities:
Net income	$882,466	$807,799	$793,560
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	191,103	191,946	212,405
Stock-based compensation expense	129,841	90,566	98,570
Deferred taxes	(64,173)	(30,702)	(41,567)
Gain from sale of divested operation	(135,410)	—	—
Loss on impairment of lease related assets, net	20,368	53,970	49,537
Reduction in the carrying amount of operating lease right-of-use assets	70,207	70,086	75,125
Amortization and write-off of deferred financing fees	4,689	4,574	4,162
Gain on de-designated swaps	(3,925)	(52,308)	(20,204)
Changes in assets and liabilities, net of acquisitions and divestitures:
Fees receivable, net	(24,662)	(240,696)	(145,346)
Deferred commissions	(13,716)	5,574	(124,874)
Prepaid expenses and other current assets	(7,893)	(3,039)	(15,913)
Other assets	(34,528)	8,440	(18,287)
Deferred revenues	169,917	297,124	324,059
Accounts payable and accrued and other liabilities	(28,547)	(101,912)	121,243
Cash provided by operating activities	1,155,737	1,101,422	1,312,470
Investing activities:
Additions to property, equipment and leasehold improvements	(103,124)	(108,050)	(59,834)
Acquisitions - cash paid (net of cash acquired)	(3,800)	(9,508)	(22,939)
Proceeds from sale of divested operation	161,081	—	—
Other	—	—	2,306
Cash provided by (used in) investing activities	54,157	(117,558)	(80,467)
Financing activities:
Proceeds from employee stock purchase plan	25,107	22,231	18,173
Proceeds from borrowings	—	—	600,000
Payments for deferred financing fees	—	—	(7,320)
Payments on revolving credit facility	—	—	(5,000)
Payments on borrowings	(7,800)	(5,931)	(107,915)
Purchases of treasury stock	(606,188)	(1,043,742)	(1,655,547)
Cash used in financing activities	(588,881)	(1,027,442)	(1,157,609)
Net increase (decrease) in cash and cash equivalents and restricted cash	621,013	(43,578)	74,394
Effects of exchange rates on cash and cash equivalents and restricted cash	(13)	(18,425)	(26,375)
Cash and cash equivalents and restricted cash, beginning of year	698,599	760,602	712,583
Cash and cash equivalents and restricted cash, end of year	$1,319,599	$698,599	$760,602

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$119,038	$112,825	$101,885
Income taxes, net of refunds received	$306,682	$174,802	$253,379
See Notes to Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Business and Significant Accounting Policies

Business. Gartner, Inc. (NYSE: IT) delivers actionable, objective insight that drives smarter decisions and stronger performance on an organization’s mission-critical priorities.

We are a trusted advisor and an objective resource for nearly 15,000 enterprises in approximately 90 countries and territories — across all major functions, in every industry and enterprise size.

Segments. Gartner delivers its products and services globally through three business segments – Research, Conferences and Consulting. Note 9 — Revenue and Related Matters and Note 16 — Segment Information describe the products and services offered by each of our segments and provide additional financial information for those segments.

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

The fiscal year of Gartner is the twelve-month period from January 1 through December 31. All references to 2023, 2022 and 2021 herein refer to the fiscal year unless otherwise indicated. When used in these notes, the terms “Gartner,” the “Company,” “we,” “us” or “our” refer to Gartner, Inc. and its consolidated subsidiaries.

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

The majority of the Company’s Research contracts are billable upon signing, absent special terms granted on a limited basis from time to time. Research contracts are generally non-cancellable and non-refundable, except for government contracts that may have cancellation or fiscal funding clauses. It is the Company’s policy to record the amount of a subscription contract that is billable as a fee receivable at the time the contract is signed with a corresponding amount as deferred revenue because the contract represents a legally enforceable claim.

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

	December 31,
	2023	2022	2021	2020
Cash and cash equivalents	$1,318,999	$697,999	$756,493	$712,583
Restricted cash classified in (1):
Prepaid expenses and other current assets	600	—	4,109	—
Other assets	—	600	—	—
Cash and cash equivalents and restricted cash per the Consolidated Statements of Cash Flows	$1,319,599	$698,599	$760,602	$712,583

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

Leases. ASC 842 requires accounting for leases under a right-of-use model whereby a lessee must record a right-of-use asset and a related lease liability on its balance sheet for most of its leases. Under ASC 842, leases are classified as either operating or finance arrangements, with such classification affecting the pattern of expense recognition in an entity’s income statement. For operating leases, ASC 842 requires recognition in an entity’s income statement of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. During the years ended December 31, 2023, 2022 and 2021, as a result and in consideration of the changing nature of the Company’s use of office space for its workforce and the transitioning to a hybrid work environment, the Company evaluated its existing real estate lease portfolio. As a result of the evaluation, the Company recognized impairment losses of $20.4 million, $54.0 million, and $49.5 million during the years ended December 31, 2023, 2022 and 2021, respectively. Note 7 — Leases provides additional information regarding the Company’s leases.

Property, equipment and leasehold improvements. Equipment, leasehold improvements and other fixed assets owned by the Company are recorded at cost less accumulated depreciation and amortization. Fixed assets, other than leasehold improvements, are depreciated using the straight-line method over the estimated useful life of the underlying asset. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the improvement or the remaining term of the related lease. Depreciation and amortization expense for fixed assets was $98.6 million, $93.4 million and $102.8 million in 2023, 2022 and 2021, respectively. Property, equipment and leasehold improvements, net are presented in the table below (in thousands).

	Useful Life	December 31,
Category	(Years)	2023	2022
Computer equipment and software	2 - 7	$320,136	$258,843
Furniture and equipment	3 - 8	83,551	89,559
Leasehold improvements	2 - 15	213,205	220,509
Total cost		616,892	568,911
Less — accumulated depreciation and amortization		(354,174)	(304,330)
Property, equipment and leasehold improvements, net		$262,718	$264,581

The Company incurs costs to develop internal-use software used in its operations. Certain of those costs that meet the criteria in FASB ASC Topic 350, Intangibles - Goodwill and Other are capitalized and amortized over future periods. Net capitalized internal-use software development costs were $105.2 million and $84.0 million at December 31, 2023 and 2022, respectively, and are included in Computer equipment and software in the table above. Amortization expense for capitalized internal-use software development costs, which is included with Depreciation in the Consolidated Statements of Operations, totaled $47.8 million, $39.6 million and $34.6 million in 2023, 2022 and 2021, respectively.

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

The Company’s most recent annual impairment test of goodwill was a qualitative analysis conducted during the quarter ended September 30, 2023 that indicated no impairment. Subsequent to completing the 2023 annual impairment test, no events or changes in circumstances were noted that required an interim goodwill impairment test. Note 3 — Goodwill and Intangible Assets provides additional information regarding the Company’s goodwill.

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

Currency transaction gains or losses arising from transactions denominated in currencies other than the functional currency of a subsidiary are recognized in results of operations as part of Other income, net in the Consolidated Statements of Operations. The Company had net currency transaction (losses) / gains of $(6.0) million, $25.6 million and $(3.7) million in 2023, 2022 and 2021, respectively. The Company enters into foreign currency forward exchange contracts to mitigate the effects of adverse fluctuations in foreign currency exchange rates on certain transactions. Those contracts generally have short durations and are recorded at fair value with both realized and unrealized gains and losses recorded in Other income, net. The net gain / (loss) from foreign currency forward exchange contracts was $1.9 million, $(31.9) million and $(1.4) million in 2023, 2022 and 2021, respectively. Note 13 — Derivatives and Hedging provides additional information regarding the Company’s foreign currency forward exchange contracts.

Fair value disclosures. The Company has a limited number of assets and liabilities that are adjusted to fair value at each balance sheet date. The Company’s required fair value disclosures are provided at Note 14 — Fair Value Disclosures.

Concentrations of credit risk. Assets that may subject the Company to concentration of credit risk consist primarily of short-term, highly liquid investments classified as cash equivalents, fees receivable, contract assets, interest rate swaps and a pension reinsurance asset. The majority of the Company’s cash equivalent investments and its interest rate swap contracts are with investment grade commercial banks. Fees receivable and contract asset balances deemed to be collectible from customers have limited concentration of credit risk due to the Company’s diverse customer base and geographic dispersion. The Company’s pension reinsurance asset (see Note 15 — Employee Benefits) is maintained with a large international insurance company that was rated investment grade as of December 31, 2023 and 2022.

Stock repurchase programs. The Company records the cost to repurchase shares of its own common stock as treasury stock. Shares repurchased by the Company are added to treasury shares and are not retired. Note 8 — Stockholders’ Equity provides additional information regarding the Company’s common stock repurchase activity.

Gain on event cancellation insurance claims. During the years ended December 31, 2023 and 2021, the Company received $3.1 million and $166.9 million, respectively, of proceeds related to 2020 event cancellation insurance claims and recorded pre-tax gains of $3.1 million and $152.3 million, respectively. The Company does not record any gain on insurance claims in excess of expenses incurred until the receipt of the insurance proceeds is deemed to be realizable.

Adoption of new accounting standards. The Company adopted the accounting standard described below during 2023.

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

Accounting standards issued but not yet adopted. The FASB has issued an accounting standard that has not yet become effective as of December 31, 2023 and may impact the Company’s Consolidated Financial Statements or related disclosures in future periods. The standard and its potential impact are discussed below.

Income Taxes— In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU No. 2023-09”). The amendments in this ASU are expected to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 requires entities to enhance income tax disclosures primarily related to the rate reconciliation and income taxes paid information. Companies will need to disaggregate the disclosure of income taxes paid (net of refunds received) by federal, state, and foreign taxes on an annual basis. Additionally, on an annual basis, companies would disclose income taxes paid disaggregated by individual jurisdiction using a quantitative threshold of 5% of total income taxes paid.

Public business entities would also be required to provide, on an annual basis, rate reconciliation information by specific categories, including state and local income tax, the effect of cross-border tax laws, foreign tax effects, changes in prior year unrecognized tax benefits, and tax credits, among others. Additionally, some categories would then require disaggregation based on a quantitative threshold of 5%. The foreign tax effect category requires disaggregation by both jurisdiction and nature. The ASU also requires additional qualitative disclosures. All public entities will be required to report income tax information in accordance with the new guidance starting in annual periods beginning after December 15, 2024. The Company expects this ASU to only impact its disclosures with no impacts to the Company's results of operations, cash flows, and financial condition.

Segment Reporting— In November 2023, the FASB issued ASU 2023-07, Segment Reporting: Improvements in Reportable Segment Disclosures (“ASU No. 2023-07”). The amendments in the ASU are expected to improve disclosures about a public entity’s reportable segments and addresses requests from investors and other allocators or capital for additional, more detailed information about a reportable segment’s expenses. ASU 2023-07 requires public companies to disclose, on an annual and interim basis, significant expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit and loss. The amendments in the ASU require that a public company provide all annual disclosures about a reportable segment’s profit or loss and assets currently required under ASC 280 in interim periods. The amendments in the ASU also require that a public entity disclose, on an annual and interim basis, and amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the significant expenses disclosed and each reported measure of segment profit or loss. The amendments in the ASU, among other items, also requires that a public company disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The ASU applies to all public entities that are required to report segment information in accordance with Topic 280. All public entities will be required to report segment information in accordance with the new guidance starting in annual periods beginning after December 15, 2023. The Company expects this ASU to only impact its disclosures with no impacts to the Company's results of operations, cash flows, and financial condition.

Note 2 — Acquisitions and Divestiture

Acquisitions

Year Ended December 31, 2023

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

Divestiture

In February 2023, the Company completed the sale of a non-core business, TalentNeuron, for approximately $161.1 million after consideration of post-close adjustments. The Company recorded a pre-tax gain of $135.4 million on the sale of TalentNeuron, which is included in Gain from sale of divested operation in the Consolidated Statement of Operations for the year ended December 31, 2023. TalentNeuron was included in the Company’s Research segment. The principal components of the assets divested included goodwill, intangible assets, net, property, equipment and leasehold improvements, net, and accounts receivable, with carrying amounts of $16.0 million, $9.5 million, $4.5 million and $11.8 million, respectively, while the liabilities transferred with the sale primarily consisted of deferred revenue with a carrying amount of $24.4 million. Such assets and liabilities were included in Assets held-for-sale and Liabilities held-for-sale, respectively, on the Consolidated Balance Sheet at December 31, 2022 at their respective carrying values at that date.

Acquisition and Integration Charges

The Company recognized $9.6 million, $9.1 million and $6.1 million of Acquisition and integration charges during 2023, 2022 and 2021, respectively. Acquisition and integration charges reflect additional costs and expenses resulting from the Company’s acquisitions and divestitures and include, among other items, professional fees and personnel related expenses.

During 2021, the Company received $2.3 million cash proceeds from deferred consideration related to a 2018 divestiture.

Note 3 — Goodwill and Intangible Assets

Goodwill. The table below presents changes to the carrying amount of goodwill by segment during the two-year period ended December 31, 2023 (in thousands).

	Research	Conferences	Consulting	Total
Balance at December 31, 2021 (1)	$2,670,934	$184,021	$96,362	$2,951,317
Additions due to an acquisition (2)	4,617	—	—	4,617
Reclassified as held-for-sale (3)	(16,000)	—	—	(16,000)
Foreign currency translation impact	(8,358)	(70)	(1,295)	(9,723)
Balance at December 31, 2022 (1)	2,651,193	183,951	95,067	2,930,211
Additions due to an acquisition (2)	4,176	—	—	4,176
Foreign currency translation impact	2,180	46	647	2,873
Balance at December 31, 2023 (1)	$2,657,549	$183,997	$95,714	$2,937,260

(1)The Company does not have any accumulated goodwill impairment losses.
(2)The additions were due to the acquisition of UpCity in October 2022 and an independent sales agent in September 2023 See Note 2 — Acquisitions and Divestiture for additional information.
(3)Represents amounts reclassified to Assets held-for-sale due to the divestiture of the Company’s TalentNeuron business in February 2023. See Note 2 — Acquisitions and Divestiture for additional information. The amount of goodwill allocated to the divestiture was determined using a relative fair value approach.

Finite-lived intangible assets. Changes in finite-lived intangible assets during the two-year period ended December 31, 2023 are presented in the tables below (in thousands).

December 31, 2023	Customer Relationships	Technology-related	Other	Total
Gross cost at December 31, 2022	1,060,541	11,200	10,436	$1,082,177
Additions due to an acquisition (1)	990	—	—	990
Intangible assets fully amortized	(987)	(39)	(236)	(1,262)
Foreign currency translation impact	16,639	39	—	16,678
Gross cost	1,077,183	11,200	10,200	1,098,583
Accumulated amortization (3)	(580,937)	(9,333)	(6,355)	(596,625)
Balance at December 31, 2023	$496,246	$1,867	$3,845	$501,958

December 31, 2022	Customer Relationships	Technology-related	Other	Total
Gross cost at December 31, 2021	$1,096,358	$61,216	$10,436	$1,168,010
Reclassified as held-for-sale (2)	—	(49,487)	—	(49,487)
Foreign currency translation impact	(35,817)	(529)	—	(36,346)
Gross cost	1,060,541	11,200	10,436	1,082,177
Accumulated amortization (3)	(486,260)	(5,600)	(5,603)	(497,463)
Balance at December 31, 2022	$574,281	$5,600	$4,833	$584,714

(1)The additions were due to the acquisition of an independent sales agent in September 2023. See Note 2 — Acquisitions and Divestiture for additional information.
(2)Represents amounts reclassified to Assets held-for-sale due to the divestiture of the Company’s TalentNeuron business in February 2023. See Note 2 — Acquisitions and Divestiture for additional information.
(3)Finite-lived intangible assets are amortized using the straight-line method over the following periods: Customer relationships—6 to 13 years; Technology-related—3 to 7 years; and Other —4 to 11 years.

Amortization expense related to finite-lived intangible assets was $92.5 million, $98.5 million and $109.6 million in 2023, 2022 and 2021, respectively. The estimated future amortization expense by year for finite-lived intangible assets is presented in the table below (in thousands).

2024	$90,138
2025	81,471
2026	78,796
2027	78,188
2028	76,716
2029 and thereafter	96,649
$501,958

Note 4 — Other Assets

The Company’s other assets are summarized in the table below (in thousands).

	December 31,
	2023	2022
Benefit plan-related assets	$124,298	$99,527
Non-current deferred tax assets	144,714	138,318
Other	70,276	59,686
Total other assets	$339,288	$297,531

Note 5 — Accounts Payable and Accrued and Other Liabilities

The Company’s Accounts payable and accrued liabilities are summarized in the table below (in thousands).

	December 31,
	2023	2022
Accounts payable	$63,139	$83,225
Payroll and employee benefits payable	243,338	221,242
Bonus payable	279,482	254,675
Commissions payable	165,898	168,042
Income tax payable	72,181	76,383
VAT payable	60,709	43,187
Current portion of operating lease liabilities	98,493	99,717
Other accrued liabilities	144,364	168,727
Total accounts payable and accrued liabilities	$1,127,604	$1,115,198

The Company’s Other liabilities are summarized in the table below (in thousands).

	December 31,
	2023	2022
Non-current deferred revenues	$33,490	$39,115
Long-term taxes payable	114,467	92,812
Benefit plan-related liabilities	157,033	124,378
Non-current deferred tax liabilities	86,550	139,531
Other	23,924	27,628
Total other liabilities	$415,464	$423,464

Note 6 — Debt

The Company’s total outstanding borrowings are summarized in the table below (in thousands).

	December 31,
Description	2023	2022
2020 Credit Agreement - Term loan facility (1)	$274,400	$282,200
2020 Credit Agreement - Revolving credit facility (1), (2)	—	—
Senior Notes due 2028 (“2028 Notes”) (3)	800,000	800,000
Senior Notes due 2029 (“2029 Notes”) (4)	600,000	600,000
Senior Notes due 2030 (“2030 Notes”) (5)	800,000	800,000
Other (6)	5,000	5,000
Principal amount outstanding (7)	2,479,400	2,487,200
Less: deferred financing fees (8)	(21,104)	(25,793)
Net balance sheet carrying amount	$2,458,296	$2,461,407

(1)The contractual annualized interest rate as of December 31, 2023 on the 2020 Credit Agreement Term loan facility and the Revolving credit facility was 6.73%, which consisted of Term Secured Overnight Financing Rate (“SOFR”) of 5.375% plus a margin of 1.350%. However, the Company has an interest rate swap contracts that effectively converts the floating SOFR on outstanding amounts to a fixed base rate.
(2)The Company had approximately $1.0 billion of available borrowing capacity on the 2020 Credit Agreement revolver (not including the expansion feature) as of December 31, 2023.
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
(7)The weighted average annual effective rate on the Company’s outstanding debt for 2023, including the effects of its interest rate swaps discussed below, was 5.00%.
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

2020 Credit Agreement

The Company has a credit facility that currently provides for a $400.0 million Term loan facility and a $1.0 billion Revolving credit facility (the “2020 Credit Agreement”). The 2020 Credit Agreement contains certain customary restrictive loan covenants, including, among others, financial covenants that apply a maximum consolidated leverage ratio and a minimum consolidated interest expense coverage ratio. The Company was in compliance with all financial covenants as of December 31, 2023.

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

Interest Rate Swaps

As of December 31, 2023, the Company had one fixed-for-floating interest rate swap contract with a total notional value of $350.0 million that matures in 2025. In May 2023, in conjunction with the amendment of the 2020 credit agreement, the Company entered into an amendment of its interest rate swap contract. Under the amended agreement, the Company pays a base fixed rate of 2.98% and in return receives a floating Term SOFR base rate on 30-day notional borrowings. Prior to the amendment, the Company paid a base fixed rate of 3.04% and in return received a floating Eurodollar base rate on 30-day notional borrowings.

Effective June 30, 2020, the Company de-designated all of its interest rate swaps and discontinued hedge accounting. Accordingly, subsequent changes to the fair value of the interest rate swaps are recorded in Other income, net. The amounts previously recorded in Accumulated other comprehensive loss are amortized into Interest expense over the terms of the hedged forecasted interest payments. As of December 31, 2023, $32.3 million is remaining in Accumulated other comprehensive loss, net. See Note 14 — Fair Value Disclosures for the determination of the fair values of Company’s interest rate swaps.

Note 7 — Leases

The Company’s leasing activities are primarily for facilities under cancelable and non-cancelable lease agreements expiring during 2024 and through 2038. These facilities support the Company’s executive and administrative activities, research and consulting, sales, systems support, operations, and other functions. The Company also has leases for office equipment and other assets, which are not significant. Certain of the Company’s lease agreements include (i) renewal options to extend the lease term for up to ten years and/or (ii) options to terminate the agreement within one year. Additionally, certain of the Company’s lease agreements provide standard recurring escalations of lease payments for, among other things, increases in a lessor’s maintenance costs and taxes. Under some lease agreements, the Company may be entitled to allowances, free rent, lessor-financed tenant improvements and other incentives. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company subleases certain office space that it does not intend to occupy. Such sublease arrangements expire during 2024 and through 2032 and primarily relate to facilities in Arlington, Virginia. Certain of the Company’s sublease agreements: (i) include renewal and termination options; (ii) provide for customary escalations of lease payments in the normal course of business; and (iii) grant the subtenant certain allowances, free rent, Gartner-financed tenant improvements and other incentives.

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

The Company’s lease agreements do not provide implicit interest rates. Instead, the Company uses an incremental borrowing rate determined on the lease commencement date to calculate the present value of future lease payments. The incremental borrowing rate is calculated for each individual lease and represents the rate of interest that the Company would have to pay to borrow on a collateralized basis (in the currency that the lease is denominated) over a similar term an amount equal to the lease payments in a similar economic environment. Right-of-use assets also include initial direct costs incurred by the Company and lease payments made to a lessor on or before the related lease commencement date, less any lease incentives received directly from the lessor.

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
All of the Company’s leasing and subleasing activities are recognized in Selling, general and administrative expense in the Consolidated Statements of Operations. The table below presents the Company’s net lease cost and certain other information related to the Company’s leasing activities as of and for the years ended December 31, 2023, 2022 and 2021 (dollars in thousands).

	Year Ended December 31,
Description	2023	2022	2021
Operating lease cost (1)	$112,948	$117,750	$130,383
Variable lease cost (2)	22,254	15,209	17,940
Sublease income	(53,377)	(46,698)	(42,801)
Total lease cost, net (3) (4)	$81,825	$86,261	$105,522

Cash paid for amounts included in the measurement of operating lease liabilities	$145,226	$137,399	$140,571
Cash receipts from sublease arrangements	$51,968	$46,159	$42,374
Right-of-use assets obtained in exchange for new operating lease liabilities	$12,715	$20,597	$33,113

As of December 31,	2023	2022	2021
Weighted average remaining lease term for operating leases (in years)	7.3	7.9	8.7
Weighted average discount rate for operating leases	6.6%	6.6%	6.5%

(1)Included in operating lease cost was $43.1 million, $41.9 million and $42.3 million of costs for subleasing activities during 2023, 2022, and 2021 respectively.
(2)These amounts are primarily variable lease and nonlease costs that were not fixed at the lease commencement date or are dependent on something other than an index or a rate.
(3)The Company did not capitalize any initial direct costs for operating leases during 2023, 2022, or 2021.

(4)Amount excludes impairment charges of $20.4 million, $54.0 million, and $49.5 million for the years ended December 31, 2023, 2022, and 2021 respectively, as discussed below.

As of December 31, 2023, the (i) maturities of operating lease liabilities under non-cancelable arrangements and (ii) estimated future sublease cash receipts from non-cancelable arrangements were as follows (in thousands):

	Operating	Sublease
	Lease	Cash
Period ending December 31,	Payments	Receipts
2024	$135,707	$47,311
2025	117,552	44,442
2026	113,494	44,243
2027	109,493	45,120
2028	65,257	8,139
Thereafter	237,439	18,392
Total future minimum operating lease payments and estimated sublease cash receipts (1)	778,942	$207,647
Imputed interest	(167,043)
Total operating lease liabilities per the Consolidated Balance Sheet	$611,899

(1)Approximately 79% of the operating lease payments pertain to properties in the United States.

The table below indicates where the discounted operating lease payments from the above table are classified in the Consolidated Balance Sheet (in thousands).

	December 31,
Description	2023	2022
Accounts payable and accrued liabilities	$98,493	$99,717
Operating lease liabilities	513,406	597,267
Total operating lease liabilities per the Consolidated Balance Sheet	$611,899	$696,984

As of December 31, 2023, the Company had additional operating leases for facilities that have not yet commenced. These operating leases, which aggregated $3.2 million of undiscounted lease payments, are scheduled to commence during 2024 with lease terms of up to 5 years.

As a result and in consideration of the changing nature of the Company’s use of office space, the Company continues to evaluate its existing real estate lease portfolio. In connection with this evaluation, the Company reviewed certain of its right-of-use assets and related other long-lived assets for impairment under ASC 360.

As a result of the evaluation, the Company recognized an impairment loss of $20.4 million, $54.0 million and $49.5 million during the years ended December 31, 2023, 2022, and 2021, respectively, which is included as a component of Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. The impairment loss for the year ended December 31, 2023 includes $14.7 million related to right-of-use assets and $5.7 million related to other long-lived assets, primarily leasehold improvements. The impairment loss for the year ended December 31, 2022 includes $40.7 million related to right-of-use assets and $13.3 million related to other long-lived assets, primarily leasehold improvements. The impairment loss for the year ended December 31, 2021 includes $50.9 million related to right-of-use assets and $17.9 million related to other long-lived assets, primarily leasehold improvements and a $19.3 million reduction in lease liabilities.

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

Note 8 — Stockholders’ Equity

Common stock. Holders of Gartner’s common stock, par value $0.0005 per share, are entitled to one vote per share on all matters to be voted by stockholders. The Company does not currently pay cash dividends on its common stock. Also, the 2020 Credit Agreement contains a negative covenant that may limit the Company’s ability to pay dividends. The table below summarizes transactions relating to the Company’s common stock for the three years ended December 31, 2023.

	Issued Shares	Treasury Stock Shares
Balance at December 31, 2020	163,602,067	74,759,985
Issuances under stock plans	—	(807,320)
Purchases for treasury (1)	—	7,252,839
Balance at December 31, 2021	163,602,067	81,205,504
Issuances under stock plans	—	(599,081)
Purchases for treasury (1)	—	3,822,090
Balance at December 31, 2022	163,602,067	84,428,513
Issuances under stock plans	—	(975,745)
Purchases for treasury (1)	—	1,811,758
Balance at December 31, 2023	163,602,067	85,264,526

(1)The Company used a total of $0.6 billion, $1.0 billion and $1.7 billion in cash for share repurchases during 2023, 2022 and 2021, respectively.

Share repurchase authorization. In 2015, the Company’s Board of Directors (the “Board”) authorized a share repurchase program to repurchase up to $1.2 billion of the Company’s common stock. The Board authorized incremental share repurchases of up to an additional $1.6 billion, $1.0 billion and $0.9 billion of the Company’s common stock during 2021, 2022 and 2023, respectively. $987 million remained available as of December 31, 2023. The Company may repurchase its common stock from time-to-time in amounts, at prices and in the manner that the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended), accelerated share repurchases, private transactions or other transactions and will be funded by cash on hand and borrowings. Repurchases may also be made from time-to-time in connection with the settlement of the Company’s stock-based compensation awards.

Accumulated Other Comprehensive Income (Loss), net (“AOCI/L”)

The tables below provide information about the changes in AOCI/L by component and the related amounts reclassified out of AOCI/L to income during the years indicated (net of tax, in thousands) (1).

Year Ended December 31, 2023

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance - December 31, 2022	$(39,248)	$(4,247)	$(58,115)	$(101,610)
Other comprehensive income (loss) activity during the year:
Change in AOCI/L before reclassifications to income	—	(1,616)	11,677	10,061
Reclassifications from AOCI/L to income (2), (3)	15,086	132	—	15,218
Other comprehensive income (loss), net for the year	15,086	(1,484)	11,677	25,279
Balance - December 31, 2023	$(24,162)	$(5,731)	$(46,438)	$(76,331)

Year Ended December 31, 2022

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance - December 31, 2021	$(56,323)	$(6,672)	$(18,436)	$(81,431)
Other comprehensive income (loss) activity during the year:
Change in AOCI/L before reclassifications to income	—	2,244	(39,679)	(37,435)
Reclassifications from AOCI/L to income (2), (3)	17,075	181	—	17,256
Other comprehensive income (loss), net for the year	17,075	2,425	(39,679)	(20,179)
Balance - December 31, 2022	$(39,248)	$(4,247)	$(58,115)	$(101,610)

(1)Amounts in parentheses represent debits (deferred losses).
(2)$20.1 million and $22.6 million of the reclassifications related to interest rate swaps (cash flow hedges) were recorded in Interest expense for the year ended December 31, 2023 and 2022, respectively. See Note 6 — Debt and Note 13 — Derivatives and Hedging for information regarding the cash flow hedges.
(3)The reclassifications related to defined benefit pension plans were primarily recorded in Selling, general and administrative expense, net of tax effect. See Note 15 — Employee Benefits for information regarding the Company’s defined benefit pension plans.

The estimated net amount of the existing losses on the Company’s interest rate swaps that are reported in Accumulated other comprehensive loss, net at December 31, 2023 that is expected to be reclassified into earnings within the next 12 months is $19.1 million.

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

The Company earns revenues from both the attendees and exhibitors at Gartner conferences and meetings. Attendees are generally invoiced for the full attendance fee upon their completion of an online registration form or their signing of a contract, while exhibitors typically make several individual payments commencing with the signing of a contract. Almost all of the invoiced amounts are collected in advance of the related activity, resulting in the recording of deferred revenue. Both the attendee and exhibitor revenues are recognized as the related performance obligations are satisfied (i.e., when the related conference is held).

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

Disaggregated Revenue

Disaggregated revenue by reportable segment is presented in the tables below for the years indicated (in thousands).

By Primary Geographic Market (1)

Year Ended December 31, 2023

Primary Geographic Market	Research	Conferences	Consulting	Total
United States and Canada	$3,275,866	$317,531	$317,645	$3,911,042
Europe, Middle East and Africa	1,060,959	140,640	130,471	1,332,070
Other International	550,221	46,993	66,630	663,844
Total revenues	$4,887,046	$505,164	$514,746	$5,906,956

Year Ended December 31, 2022

Primary Geographic Market	Research	Conferences	Consulting	Total
United States and Canada	$3,056,096	$263,165	$300,121	$3,619,382
Europe, Middle East and Africa	1,017,860	88,979	127,820	1,234,659
Other International	530,835	37,129	53,841	621,805
Total revenues	$4,604,791	$389,273	$481,782	$5,475,846

Year Ended December 31, 2021

Primary Geographic Market	Research	Conferences	Consulting	Total
United States and Canada	$2,655,534	$146,707	$246,661	$3,048,902
Europe, Middle East and Africa	958,339	47,883	124,757	1,130,979
Other International	487,519	19,859	46,703	554,081
Total revenues	$4,101,392	$214,449	$418,121	$4,733,962

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

By Timing of Revenue Recognition

Year Ended December 31, 2023

Timing of Revenue Recognition	Research	Conferences	Consulting	Total
Transferred over time (1)	$4,506,621	$—	$400,171	$4,906,792
Transferred at a point in time (2)	380,425	505,164	114,575	1,000,164
Total revenues	$4,887,046	$505,164	$514,746	$5,906,956

Year Ended December 31, 2022

Timing of Revenue Recognition	Research	Conferences	Consulting	Total
Transferred over time (1)	$4,182,747	$—	$378,062	$4,560,809
Transferred at a point in time (2)	422,044	389,273	103,720	915,037
Total revenues	$4,604,791	$389,273	$481,782	$5,475,846

Year Ended December 31, 2021

Timing of Revenue Recognition	Research	Conferences	Consulting	Total
Transferred over time (1)	$3,740,694	$—	$334,945	$4,075,639
Transferred at a point in time (2)	360,698	214,449	83,176	658,323
Total revenues	$4,101,392	$214,449	$418,121	$4,733,962

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

For customer contracts that are greater than one year in duration, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2023 was approximately $5.6 billion. The Company expects to recognize $3.3 billion, $1.8 billion and $0.5 billion of this revenue (most of which pertains to Research) during the year ending December 31, 2024, the year ending December 31, 2025 and thereafter, respectively. The Company applies a practical expedient allowed in ASC 606 and, accordingly, it does not disclose such performance obligation information for customer contracts that have original durations of one year or less. The Company’s performance obligations for contracts meeting this ASC 606 disclosure exclusion primarily include: (i) stand-ready services under Research subscription contracts; (ii) holding conferences and meetings where attendees and exhibitors can participate; and (iii) providing customized Consulting solutions for clients under fixed fee or time and materials engagements. The remaining duration of these performance obligations is generally less than one year, which aligns with the period that the parties have enforceable rights and obligations under the affected contracts.

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

	December 31,
	2023	2022
Assets:
Fees receivable, gross (1)	$1,610,228	$1,565,786
Contract assets recorded in Prepaid expenses and other current assets (2)	$28,791	$21,183
Contract liabilities:
Deferred revenues (current liability) (3)	$2,640,515	$2,443,762
Non-current deferred revenues recorded in Other liabilities (3)	33,490	39,115
Total contract liabilities	$2,674,005	$2,482,877

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

The Company recognized revenue of $2.0 billion, $1.9 billion and $1.6 billion during 2023, 2022 and 2021 respectively, which was attributable to deferred revenues that were recorded at the beginning of each such year. Those amounts primarily consisted of (i) Research revenues and (ii) Conferences revenues pertaining to conferences and meetings that occurred during the reporting periods. During 2023, 2022 and 2021, the Company did not record any material impairments related to its contract assets.

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

During 2023, 2022 and 2021, deferred commission amortization expense was $550.5 million, $562.1 million and $472.5 million, respectively, and was included in Selling, general and administrative expense in the Consolidated Statements of Operations. The Company classifies Deferred commissions as a current asset on the Consolidated Balance Sheets at both December 31, 2023 and 2022 because those costs were, or will be, amortized over the twelve months following the respective balance sheet dates.

Note 10 — Stock-Based Compensation

The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company currently awards stock-settled stock appreciation rights, service-based and performance-based restricted stock units, and common stock equivalents. As of December 31, 2023, the Company had 5.9 million shares of its common stock, par value $0.0005 per share, (the “Common Stock”) available for stock-based compensation awards under its Long-Term Incentive Plan as amended and restated in June 2023 (the “Plan”). Currently, the Company issues treasury shares upon the exercise, release or settlement of stock-based compensation awards.

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

Award type	2023	2022	2021
Stock appreciation rights	$10.5	$8.8	$8.2
Restricted stock units (1)	118.2	81.0	89.6
Common stock equivalents	1.1	0.8	0.8
Total (2) (3)	$129.8	$90.6	$98.6

Expense category line item	2023	2022	2021
Cost of services and product development	$53.3	$32.7	$35.0
Selling, general and administrative	76.5	57.9	63.6
Total (1) (2) (3)	$129.8	$90.6	$98.6

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
(2)The increase in stock-based compensation expense during 2023 was primarily due to changes in retirement-eligible provisions for certain stock-based compensation awards.
(3)Includes charges of $55.5 million, $32.2 million and $41.2 million during 2023, 2022 and 2021, respectively, for awards to retirement-eligible employees. Those awards vest on an accelerated basis.

As of December 31, 2023, the Company had $142.7 million of total unrecognized stock-based compensation cost, which is expected to be expensed over the remaining weighted average service period of approximately 1.6 years.

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

The table below summarizes changes in SARs outstanding during the year ended December 31, 2023.

	Units of SARs (in millions)	Per Share Weighted Average Exercise Price	Per Share Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2022	0.8	$168.16	$42.99	3.89
Granted	0.1	348.47	126.04	5.78
Exercised	(0.3)	129.05	29.60	n/a
Outstanding at December 31, 2023 (1) (2)	0.6	$216.40	$62.85	3.92
Vested and exercisable at December 31, 2023 (2)	0.3	$170.63	$42.88	3.25

n/a = not applicable
(1)As of December 31, 2023, 0.3 million of the total SARs outstanding were unvested. The Company expects that substantially all of those unvested awards will vest in future periods.
(2)As of December 31, 2023, the total SARs outstanding had an intrinsic value of $139.9 million. On such date, SARs vested and exercisable had an intrinsic value of $81.3 million.

The fair value of a SARs award is determined on the date of grant using the Black-Scholes-Merton valuation model with the following weighted average assumptions for the years ended December 31:

	2023	2022	2021
Expected dividend yield (1)	—%	—%	—%
Expected stock price volatility (2)	35%	33%	31%
Risk-free interest rate (3)	3.9%	1.8%	0.4%
Expected life in years (4)	4.71	4.59	4.74

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

The table below summarizes the changes in RSUs outstanding during the year ended December 31, 2023.

	Units of RSUs (in millions)	Per Share Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	1.0	$211.25
Granted (1)	0.5	348.02
Vested and released	(0.5)	193.30
Outstanding at December 31, 2023 (2) (3)	1.0	$275.81

(1)The 0.5 million of RSUs granted during 2023 consisted of 0.1 million of performance-based RSUs awarded to executives and 0.4 million of service-based RSUs awarded to non-executive employees and non-management board members. The performance-based awards include RSUs in final adjustments of 2022 grants and approximately 0.1 million of RSUs representing the target amount of the grant for 2023 that is tied to an increase in Gartner’s contract value for such year. The number of performance-based RSUs for 2023 that holders could receive ranges from 0% to 200% of the target amount based on the extent to which the corresponding performance goals have been achieved and subject to certain other conditions. Any adjustments in the number of performance-based RSUs under the 2023 grant will be made in 2024.
(2)The Company expects that substantially all of the RSUs outstanding will vest in future periods.
(3)As of December 31, 2023, the weighted average remaining contractual term of the RSUs outstanding was approximately 1.1 years.

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

The table below summarizes the changes in CSEs outstanding during the year ended December 31, 2023.

	Units of CSEs	Per Share Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	115,279	$33.35
Granted	3,196	359.23
Converted to shares of Common Stock upon grant and termination	(12,125)	100.86
Outstanding at December 31, 2023	106,350	$35.45
Employee Stock Purchase Plan
The Company has an employee stock purchase plan (the “ESP Plan”) wherein eligible employees are permitted to purchase shares of Common Stock through payroll deductions, which may not exceed 10% of an employee’s compensation, or $23,750 in any calendar year, at a price equal to 95% of the closing price of the Common Stock as reported on the New York Stock Exchange at the end of each offering period. As of December 31, 2023, the Company had 3.2 million shares available for purchase under the ESP Plan. The ESP Plan is considered non-compensatory under FASB ASC Topic 718 and, as a result, the Company does not record stock-based compensation expense for employee share purchases. The Company received $25.1 million, $22.2 million and $18.2 million in cash from employee share purchases under the ESP Plan during 2023, 2022 and 2021, respectively.

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

	2023	2022	2021
Numerator:
Net income used for calculating basic and diluted income per share	$882,466	$807,799	$793,560
Denominator:
Weighted average common shares used in the calculation of basic income per share	79,004	80,178	85,026
Dilutive effect of outstanding awards associated with stock-based compensation plans	676	889	1,151
Shares used in the calculation of diluted income per share	79,680	81,067	86,177
Income per share (1):
Basic	$11.17	$10.08	$9.33
Diluted	$11.08	$9.96	$9.21

(1)Both basic and diluted income per share for 2021 included a tax benefit of approximately $0.63 per share related to intercompany sales of certain intellectual property (see Note 12 — Income Taxes).
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

	Year Ended December 31,
	2023	2022	2021
Anti-dilutive outstanding awards associated with stock-based compensation plans (in millions) (1)	0.1	0.1	—
Average market price per share of Common Stock during the year	$351.31	$289.73	$252.07

(1)The number of anti-dilutive common stock equivalents for 2021 was de minimis.

Note 12 — Income Taxes

Below is a summary of the components of the Company’s income before income taxes for the years ended December 31 (in thousands).

	2023	2022	2021
U.S.	$574,458	$560,193	$485,472
Non-U.S.	572,671	467,002	484,398
Income before income taxes	$1,147,129	$1,027,195	$969,870

The components of the expense (benefit) for income taxes on the above income are summarized in the table below (in thousands).

	2023	2022	2021
Current tax expense:
U.S. federal	$171,917	$122,191	$117,024
State and local	51,441	48,482	36,266
Foreign	107,421	91,596	64,835
Total current	330,779	262,269	218,125
Deferred tax (benefit) expense:
U.S. federal	(35,457)	(21,337)	(4,640)
State and local	(13,475)	(10,108)	3,156
Foreign	(12,845)	(4,232)	(33,389)
Total deferred	(61,777)	(35,677)	(34,873)
Total current and deferred	269,002	226,592	183,252
Expense relating to interest rate swaps used to increase equity	(4,976)	(5,569)	(7,281)
Benefit from stock transactions with employees used to increase equity	105	66	78
Benefit (expense) relating to defined-benefit pension adjustments used to increase equity	532	(1,693)	261
Total tax expense	$264,663	$219,396	$176,310

The components of long-term deferred tax assets (liabilities) are summarized in the table below (in thousands).

	December 31,
	2023	2022
Accrued liabilities	$85,328	$72,610
Operating leases	59,160	63,289
Intangible assets	92,612	35,803
Property, equipment and leasehold improvements	9,631	—
Loss and credit carryforwards	31,454	37,978
Assets relating to equity compensation	29,128	19,299
Other assets	13,126	16,638
Gross deferred tax assets	320,439	245,617
Valuation allowance	(177,132)	(152,808)
Net deferred tax assets	143,307	92,809
Property, equipment and leasehold improvements	—	(1,856)
Prepaid expenses	(69,556)	(69,230)
Other liabilities	(15,587)	(22,936)
Gross deferred tax liabilities	(85,143)	(94,022)
Net deferred tax assets (liabilities)	$58,164	$(1,213)

Net deferred tax assets and net deferred tax liabilities were $144.7 million and $86.6 million as of December 31, 2023, respectively, and $138.3 million and $139.5 million as of December 31, 2022, respectively. These amounts are reported in Other assets and Other liabilities in the Consolidated Balance Sheets. Management has concluded it is more likely than not that the reversal of deferred tax liabilities and results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of the valuation allowance at December 31, 2023.

In 2023, the Company increased deferred tax assets by approximately $38.4 million for tax basis in intangible assets due to the intercompany transfer of certain intellectual property. The Company recorded an offsetting increase in the valuation allowance. No net tax benefit was recognized on the transfer, consistent with the Company’s continued expectation that no benefit will be recovered from the tax basis.

The valuation allowances of $177.1 million and $152.8 million as of December 31, 2023 and 2022, respectively, primarily related to tax basis in certain intangible assets and loss and credit carryovers that are not likely to be realized.

As of December 31, 2023, the Company had state and local tax net operating loss carryforwards of $16.3 million, of which $0.1 million expires within one to five years. $7.4 million expires within six to fifteen years, and $8.8 million expires within sixteen years to twenty years. The Company also had state tax credits of $7.7 million, a majority of which will expire in five to six years. As of December 31, 2023, the Company had non-U.S. net operating loss carryforwards of $3.6 million, of which $2.4 million expires over the next 20 years and $1.2 million can be carried forward indefinitely. In addition, the Company also had foreign tax credit carryforwards of $19.2 million, all of which will expire between 2029 and 2033. These amounts have been reduced for associated unrecognized tax benefits, consistent with ASC 740, Income Taxes.

The items comprising the differences between the U.S. federal statutory income tax rate and the Company’s effective tax rate on income before income taxes for the years ended December 31 are summarized in the table below.

	2023	2022	2021
Statutory tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	2.1	2.4	2.8
Effect of non-U.S. operations	(0.4)	(2.0)	(3.4)
Intercompany sale of intellectual property	—	—	(5.6)
Net activity in unrecognized tax benefits	1.3	(1.1)	1.3
Law changes	—	—	1.3
Stock-based compensation expense	(3.1)	(2.0)	(2.0)
Limitation on executive compensation	2.3	1.4	1.7
Global intangible low-taxed income, net of foreign tax credits	1.2	1.9	1.7
Foreign-derived intangible income	(0.3)	(0.4)	(0.3)
Change in the valuation allowance	(1.2)	0.3	0.4
Other items, net	0.2	(0.1)	(0.7)
Effective tax rate	23.1%	21.4%	18.2%

The Company completed intercompany transfers of certain intellectual property in both 2023 and 2021. The 2023 transfer resulted in the recognition of net deferred tax assets of $38.4 million representing tax basis in the acquiring jurisdiction less tax basis in the selling jurisdiction. Full valuation allowances have been established for these assets. No net tax benefit was recognized on the transfer, consistent with the Company's continued expectation that no benefit will be recovered from the tax basis.

The 2021 transfer resulted in recognition of approximately $54.1 million net tax benefits during 2021. These benefits represent the value of future tax deductions for amortization of the assets in the acquiring jurisdiction, net of any tax recognized in the selling jurisdiction. The Company’s intellectual property footprint continues to evolve and may result in tax rate volatility in the future.

As of December 31, 2023 and 2022, the Company had gross unrecognized tax benefits of $148.4 million and $137.2 million, respectively. The increase is primarily due to positions taken with respect to certain intercompany transactions. The gross unrecognized tax benefits at December 31, 2023 related primarily to transfer pricing on intercompany transactions, the exclusion of stock-based compensation expense from the Company’s cost sharing agreement, and the ability to realize certain refund claims. It is reasonably possible that gross unrecognized tax benefits will decrease by approximately $8.6 million within the next twelve months due to the anticipated closure of audits and the expiration of certain statutes of limitation.

Included in the balance of gross unrecognized tax benefits at December 31, 2023 are potential benefits of $139.1 million that, if recognized, would reduce our effective tax rate on income from continuing operations. Also included in the balance of gross unrecognized tax benefits at December 31, 2023 are potential benefits of $9.3 million that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

The table below is a reconciliation of the beginning and ending amounts of gross unrecognized tax benefits, excluding interest and penalties, for the years ended December 31 (in thousands).

	2023	2022
Beginning balance	$137,227	$150,024
Additions based on tax positions related to the current year	22,822	10,989
Additions for tax positions of prior years	4,361	12,153
Reductions for tax positions of prior years	(14)	(485)
Reductions for expiration of statutes	(15,625)	(30,817)
Settlements	(441)	(2,177)
Change in foreign currency exchange rates	60	(2,460)
Ending balance	$148,390	$137,227

The Company accrues interest and penalties related to gross unrecognized tax benefits in its income tax provision. As of December 31, 2023 and 2022, the Company had $17.4 million and $16.3 million, respectively, of accrued interest and penalties related to gross unrecognized tax benefits. These amounts are in addition to the gross unrecognized tax benefits disclosed above. The total amount of interest and penalties recognized in the income tax provision during 2023 and 2022 was $1.8 million and $2.4 million, respectively.

The number of years with open statutes of limitation varies depending on the tax jurisdiction. The Company’s statutes are open with respect to the U.S. federal jurisdiction for 2020 and forward, India for 2006 and forward, and Ireland for 2019 and forward. For other major taxing jurisdictions, including U.S. states, the United Kingdom, Canada, Japan, Cyprus, and France, the Company’s statutes vary and are open as far back as 2013.

The Organization for Economic Co-operation and Development (“the OECD”) has issued various proposals that would change long-standing global tax principles. These proposals include a two-pillar approach to global taxation, focusing on global profit allocation and a 15% global corporate minimum tax rate.

Several countries in which Gartner does business have proposed or enacted new laws or are actively considering changes to their tax laws to align with OECD proposals. Significant details around the provisions are still uncertain as the OECD and participating countries continue to work on defining the underlying rules and administrative procedures. Enactment of this and similar legislation could significantly increase our tax obligations in countries where we do business. We will continue to monitor and reflect the impact of such legislative changes in future financial statements as appropriate.

Under U.S. GAAP, no provision for income taxes that may result from the remittance of earnings held overseas is required if the Company has the ability and intent to indefinitely reinvest such funds overseas. The Company continues to assert its intention to reinvest all accumulated undistributed foreign earnings in its non-U.S. operations, except in instances where the repatriation of those earnings would result in minimal additional tax. Consequently, the Company has not recognized income tax expense that would result from the remittance of those earnings. The accumulated undistributed earnings of non-U.S. subsidiaries that have not been previously taxed were approximately $109.1 million as of December 31, 2023.

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

December 31, 2023

Derivative Contract Type	Number of Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in AOCI/L
Interest rate swap (1)	1	$350,000	$1,097	Other assets	$(24,162)
			5,962	Other current assets
Foreign currency forwards (2)	111	525,719	180	Other current assets	—
Total	112	$875,719	$7,239		$(24,162)

December 31, 2022

Derivative Contract Type	Number of Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in AOCI/L
Interest rate swaps (1)	1	$350,000	$3,952	Other assets	$(39,248)
			6,346	Other current assets
Foreign currency forwards (2)	138	687,763	625	Other current assets	—
Total	139	$1,037,763	$10,923		$(39,248)

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
(2)The Company has foreign exchange transaction risk because it typically enters into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currency. The Company enters into short-term foreign currency forward exchange contracts to mitigate the cash flow risk associated with changes in foreign currency rates on forecasted foreign currency transactions. These contracts are accounted for at fair value with realized and unrealized gains and losses recognized in Other income, net because the Company does not designate these contracts as hedges for accounting purposes. All of the outstanding foreign currency forward exchange contracts at December 31, 2023 matured before January 31, 2024.
(3)See Note 14 — Fair Value Disclosures for the determination of the fair values of these instruments.
At December 31, 2023, all of the Company’s derivative counterparties were investment grade financial institutions. The Company did not have any collateral arrangements with its derivative counterparties and none of the derivative contracts contained credit-risk related contingent features. The table below provides information regarding amounts recognized in the Consolidated Statements of Operations for derivative contracts for the years ended December 31 (in thousands).

Amount Recorded In	2023	2022	2021
Interest expense (1)	$20,062	$22,643	$29,061
Other income, net (2)	(5,836)	(20,397)	(18,844)
Total expense, net	$14,226	$2,246	$10,217

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

	December 31,
Description	2023	2022
Assets:
Values based on Level 1 inputs:
Deferred compensation plan assets (1)	$10,290	$6,065
Total Level 1 inputs	10,290	6,065
Values based on Level 2 inputs:
Deferred compensation plan assets (1)	104,555	84,318
Foreign currency forward contracts (2)	1,646	3,236
Interest rate swap contract (3)	7,059	10,298
Total Level 2 inputs	113,260	97,852
Total Assets	$123,550	$103,917
Liabilities:
Values based on Level 2 inputs:
Deferred compensation plan liabilities (1)	$121,708	$96,641
Foreign currency forward contracts (2)	1,466	2,611
Total Level 2 inputs	123,174	99,252
Total Liabilities	$123,174	$99,252

(1)The Company has a deferred compensation plan for the benefit of certain highly compensated officers, managers and other key employees (see Note 15 — Employee Benefits). The assets consist of investments in money market funds, mutual funds and company-owned life insurance contracts. The money market funds consist of cash equivalents while the mutual fund investments consist of publicly-traded and quoted equity shares. The Company considers the fair values of these assets to be based on Level 1 inputs, and such assets had fair values of $10.3 million and $6.1 million as of December 31, 2023 and 2022, respectively. The carrying amounts of the life insurance contracts equal their cash surrender values. Cash surrender value represents the estimated amount that the Company would receive upon termination of a contract, which approximates fair value. The Company considers life insurance contracts to be valued based on Level 2 inputs, and such assets had fair values of $104.6 million and $84.3 million at December 31, 2023 and 2022, respectively. The related deferred compensation plan liabilities are recorded at fair value, or the estimated amount needed to settle the liability, which the Company considers to be a Level 2 input.
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

	Carrying Amount		Fair Value
	December 31,		December 31,
Description	2023	2022	2023	2022
2028 Notes	$794,088	$792,934	$759,040	$740,864
2029 Notes	594,794	593,951	543,408	523,842
2030 Notes	793,189	792,324	709,600	688,856
Total	$2,182,071	$2,179,209	$2,012,048	$1,953,562

Assets Measured at Fair Value on a Nonrecurring Basis

The Company’s certain long-lived assets, including identifiable intangible assets, goodwill, and right-of-use assets assets are measured at fair value on a nonrecurring basis when there are indicators of impairment. During the years ended December 31, 2023, 2022 and 2021, the Company recorded impairment charges of $20.4 million, $54.0 million, and $49.5 million, respectively, on right-of-use assets and other long-lived assets primarily related to certain office leases that the Company determined will no longer be used, net of a reduction in the related lease liabilities. The impairment was derived by comparing the fair value of the impacted assets to the carrying value of those assets as of the impairment measurement date, as required under ASC Topic 360 using Level 3 inputs. See Note 7 — Leases for additional discussion related to these impairment charges.

Additionally, see Note 2 — Acquisitions and Divestiture for fair value measurements of certain assets and liabilities acquired in business combinations that are recorded at fair value on a nonrecurring basis.

Note 15 — Employee Benefits

Defined contribution plans. The Company has savings and investment plans (the “401(k) Plans”) covering substantially all U.S. employees. Company contributions are based on the level of employee contributions, up to a maximum of 4% of an employee’s eligible salary, subject to an annual maximum. For 2023, the maximum Company match was $7,200. Amounts expensed in connection with the 401(k) Plans totaled $56.0 million, $50.4 million and $44.1 million in 2023, 2022 and 2021, respectively.
Deferred compensation plans. The Company has supplemental deferred compensation plans for the benefit of certain highly compensated officers, managers and other key employees. The plans’ investment assets are recorded at fair value in Other assets on the Consolidated Balance Sheets. The value of those assets was $114.8 million and $90.4 million at December 31, 2023 and 2022, respectively (see Note 14 — Fair Value Disclosures for fair value information). The related deferred compensation plan liabilities, which were $121.7 million and $96.6 million at December 31, 2023 and 2022, respectively, are carried at fair value and are adjusted with a corresponding charge or credit to compensation expense to reflect the fair value of the amount owed to the employees. Deferred compensation plan liabilities are recorded in Other liabilities on the Consolidated Balance Sheets. Compensation expense recognized for all of the Company’s deferred compensation plans was $2.8 million, $0.4 million and $1.3 million in 2023, 2022 and 2021, respectively.
Defined benefit pension plans. The Company has defined benefit pension plans at several of its international locations. Benefits earned and paid under those plans are generally based on years of service and level of employee compensation. The Company’s vested benefit obligation is the actuarial present value of the vested benefits to which an employee is entitled based on the employee’s expected date of separation or retirement. The Company’s defined benefit pension plans are accounted for in accordance with FASB ASC Topics 715 and 960. The table below presents the components of the Company’s defined benefit pension plan expense for the years ended December 31 (in thousands). The components of pension expense, other than service cost, are recorded in Other income, net in the Consolidated Statements of Operations.

	2023	2022	2021
Service cost	$5,363	$4,173	$4,511
Interest cost	2,173	709	605
Expected return on plan assets	(1,132)	(459)	(350)
Recognition of actuarial loss	171	264	576
Recognition of loss due to settlements	—	—	286
Other	(638)	501	—
Total defined benefit pension plan expense	$5,937	$5,188	$5,628

The table below presents the key assumptions used in the computation of pension expense for the years ended December 31.

	2023	2022	2021
Weighted average discount rate (1)	3.67%	1.24%	0.94%
Expected return on plan assets	3.90%	1.58%	1.19%
Average compensation increase	3.37%	2.57%	2.58%
Cash balance interest credit rate	3.60%	1.20%	0.80%

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

	2023	2022	2021
Projected benefit obligation at beginning of year	$55,311	$57,973	$62,297
Service cost	5,363	4,173	4,511
Interest cost	2,173	709	605
Actuarial loss (gain) due to assumption changes and plan experience (1)	2,527	(7,318)	(2,230)
Benefits payments (2)	(1,974)	(1,225)	(1,198)
Plan amendments	—	—	269
Settlements	—	—	(1,606)
Acquisition/Business Combination/Divestiture	(268)	—	—
Other	4,628	5,685	—
Foreign currency impact	643	(4,686)	(4,675)
Projected benefit obligation at end of year (3)	$68,403	$55,311	$57,973

The table below presents the key assumptions used in determining the projected benefit obligations at December 31.

	2023	2022	2021
Weighted average discount rate (4)	3.48%	3.67%	1.24%
Average compensation increase	3.29%	3.37%	2.57%
Cash balance interest credit rate	3.10%	3.60%	1.20%

(1)The actuarial (gain) losses were primarily due to changes in the weighted average discount rate assumption.
(2)The Company projects benefit payments will be made in future years directly to plan participants as follows: $3.5 million in 2024; $3.6 million in 2025; $4.0 million in 2026; $4.6 million in 2027; $5.8 million in 2028; and $32.6 million in total in the five years thereafter.
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

Funded status of the plans	2023	2022	2021
Projected benefit obligation	$68,403	$55,311	$57,973
Pension plan assets at fair value (1)	(33,034)	(27,798)	(29,737)
Funded status – shortfall (2)	$35,369	$27,513	$28,236

Accumulated benefit obligation	$61,713	$50,335	$54,701

Amounts recorded in the Consolidated Balance Sheets for the plans
Other liabilities – accrued pension obligation (2)	$35,369	$27,513	$28,236
Stockholders’ equity – deferred actuarial loss (3)	$(5,731)	$(4,247)	$(6,672)

(1)The pension plan assets are held by third-party trustees and are invested in a diversified portfolio of equities, high-quality government and corporate bonds, and other investments. The assets are primarily valued based on Level 1 and Level 2 inputs under the fair value hierarchy in FASB ASC Topic 820, with the majority of the invested assets considered to be of low-to-medium investment risk. The Company projects a future long-term rate of return on these plan assets of 3.59%, which it believes is reasonable based on the composition of the assets and both current and projected market conditions. Additional information regarding pension plan asset activity is provided below.
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
(3)The deferred actuarial loss as of December 31, 2023 is recorded in AOCI/L and will be reclassified out of AOCI/L and recognized as pension expense over approximately 11 years, subject to certain limitations set forth in FASB ASC Topic 715.

The table below provides a rollforward of the Company’s defined benefit pension plans assets for the years ended December 31 (in thousands).

	2023	2022	2021
Pension plan assets at the beginning of the year	$27,798	$29,737	$28,636
Company contributions	5,022	4,450	4,865
Benefit payments	(1,974)	(1,225)	(1,198)
Actual return on plan assets	1,516	(3,072)	1,066
Settlements	—	—	(1,606)
Foreign currency impact	672	(2,092)	(2,026)
Pension plan assets at the end of the year	$33,034	$27,798	$29,737

The Company also has a reinsurance asset arrangement with a large international insurance company that is intended to fund benefit payments for one of its plans. The reinsurance asset is not a pension plan asset but is an asset of the Company. At December 31, 2023 and 2022, the reinsurance asset was recorded at its cash surrender value of $9.5 million and $9.1 million, respectively, and recorded in Other assets on the Consolidated Balance Sheets. The Company believes that cash surrender value approximates fair value and is equivalent to a Level 2 input under the FASB’s fair value hierarchy in FASB ASC Topic 820.

Note 16 — Segment Information

The Company’s products and services are delivered through three business segments – Research, Conferences and Consulting, as described below.

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

The tables below present information about the Company’s reportable segments for the years ended December 31 (in thousands).

	Research	Conferences	Consulting	Consolidated
2023
Revenues	$4,887,046	$505,164	$514,746	$5,906,956
Gross contribution	3,600,143	253,739	181,501	4,035,383
Corporate and other expenses				(2,798,489)
Operating income				$1,236,894

2022
Revenues	$4,604,791	$389,273	$481,782	$5,475,846
Gross contribution	3,414,574	210,726	189,834	3,815,134
Corporate and other expenses				(2,715,028)
Operating income				$1,100,106

2021
Revenues	$4,101,392	$214,449	$418,121	$4,733,962
Gross contribution	3,036,925	133,748	158,843	3,329,516
Corporate and other expenses				(2,413,765)
Operating income				$915,751

The table below provides a reconciliation of total segment gross contribution to net income for the years ended December 31 (in thousands).

	2023	2022	2021
Total segment gross contribution	$4,035,383	$3,815,134	$3,329,516
Costs and expenses:
Cost of services and product development - unallocated (1)	31,667	33,059	39,647
Selling, general and administrative	2,701,542	2,480,944	2,155,658
Depreciation and amortization	191,103	191,946	212,405
Acquisition and integration charges	9,587	9,079	6,055
Gain from sale of divested operation	(135,410)	—	—
Operating income	1,236,894	1,100,106	915,751
Interest expense and other, net	(92,842)	(72,911)	(98,191)
Gain on event cancellation insurance claims	3,077	—	152,310
Less: Provision for income taxes	264,663	219,396	176,310
Net income	$882,466	$807,799	$793,560

(1)The unallocated amounts consist of certain bonus and fringe costs recorded in consolidated Cost of services and product development that are not allocated to segment expense. The Company’s policy is to allocate bonuses to segments at 100% of a segment employee’s target bonus. Amounts above or below 100% are absorbed by corporate.

Disaggregated revenue information by reportable segment for the three years ended December 31, 2023 is presented in Note 9 — Revenue and Related Matters. Long-lived asset information by geographic location as of December 31 is summarized in the table below (in thousands).

	2023	2022
Long-lived assets (1):
United States and Canada	$625,269	$622,993
Europe, Middle East and Africa	233,272	252,573
Other International	110,274	123,138
Total long-lived assets	$968,815	$998,704

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
Indemnifications. The Company has various agreements that may obligate it to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations related to matters such as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by the Company under these agreements have not been material. As of December 31, 2023, the Company did not have any material payment obligations under any such indemnification agreements.

Note 18 — Valuation and Qualifying Accounts
The Company maintains an allowance for bad debt. The table below summarizes the activity in the Company’s allowance for losses for the years ended December 31 (in thousands).

	Balance at Beginning of Year	Additions Charged to Expense	Deductions from the Reserve	Balance at End of Year
2023	$9,000	$7,200	$(7,200)	$9,000
2022	$6,500	$7,800	$(5,300)	$9,000
2021	$10,000	$2,800	$(6,300)	$6,500

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gartner, Inc.

Date:	February 15, 2024	By:	/s/ Eugene A. Hall
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

Name	Title	Date

/s/ Eugene A. Hall	Director and Chief Executive Officer	February 15, 2024
Eugene A. Hall	(Principal Executive Officer)

/s/ Craig W. Safian	Executive Vice President and Chief Financial Officer	February 15, 2024
Craig W. Safian	(Principal Financial and Accounting Officer)

/s/ Peter E. Bisson	Director	February 15, 2024
Peter E. Bisson

/s/ Richard J. Bressler	Director	February 15, 2024
Richard J. Bressler

/s/ Raul E. Cesan	Director	February 15, 2024
Raul E. Cesan

/s/ Karen E. Dykstra	Director	February 15, 2024
Karen E. Dykstra

/s/ José M. Gutiérrez	Director	February 15, 2024
José M. Gutiérrez

/s/ Diana S. Ferguson	Director	February 15, 2024
Diana S. Ferguson

/s/ Anne Sutherland Fuchs	Director	February 15, 2024
Anne Sutherland Fuchs

/s/ William O. Grabe	Director	February 15, 2024
William O. Grabe

/s/ Stephen G. Pagliuca	Director	February 15, 2024
Stephen G. Pagliuca

/s/ Eileen M. Serra	Director	February 15, 2024
Eileen M. Serra

/s/ James C. Smith	Director	February 15, 2024
James C. Smith