Form 10-Q
period 2024-03-31
GARTNER INC
filed 2024-04-30
CIK 749251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 26, 2024, 77,630,468 shares of the registrant’s common shares were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited; in thousands, except share data)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$1,235,801	$1,318,999
Fees receivable, net of allowances of $9,000 for both periods	1,565,960	1,601,228
Deferred commissions	350,725	380,479
Prepaid expenses and other current assets	173,785	127,180
Total current assets	3,326,271	3,427,886
Property, equipment and leasehold improvements, net	256,536	262,718
Operating lease right-of-use assets	352,400	366,809
Goodwill	2,934,398	2,937,260
Intangible assets, net	477,701	501,958
Other assets	362,504	339,288
Total Assets	$7,709,810	$7,835,919
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$844,274	$1,127,604
Deferred revenues	2,796,016	2,640,515
Current portion of long-term debt	—	9,600
Total current liabilities	3,640,290	3,777,719
Long-term debt, net of deferred financing fees	2,456,877	2,448,696
Operating lease liabilities	491,182	513,406
Other liabilities	403,287	415,464
Total Liabilities	6,991,636	7,155,285
Stockholders’ Equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0005 par value, 250,000,000 shares authorized; 163,602,067 shares issued for both periods	82	82
Additional paid-in capital	2,373,501	2,320,289
Accumulated other comprehensive loss, net	(82,386)	(76,331)
Accumulated earnings	4,949,837	4,739,292
Treasury stock, at cost, 85,390,263 and 85,264,526 common shares, respectively	(6,522,860)	(6,302,698)
Total Stockholders’ Equity	718,174	680,634
Total Liabilities and Stockholders’ Equity	$7,709,810	$7,835,919

See the accompanying notes to Condensed Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended
	March 31,
	2024	2023
Revenues:
Research	$1,268,172	$1,217,191
Conferences	70,069	64,642
Consulting	134,685	127,036
Total revenues	1,472,926	1,408,869
Costs and expenses:
Cost of services and product development	459,441	435,139
Selling, general and administrative	689,833	657,090
Depreciation	26,317	23,896
Amortization of intangibles	22,990	22,735
Acquisition and integration charges	460	1,368
Gain from sale of divested operation	—	(139,316)
Total costs and expenses	1,199,041	1,000,912
Operating income	273,885	407,957
Interest expense, net	(19,219)	(27,391)
Gain on event cancellation insurance claims	—	3,077
Other income (expense), net	4,891	(2,366)
Income before income taxes	259,557	381,277
Provision for income taxes	49,012	85,494
Net income	$210,545	$295,783

Net income per share:
Basic	$2.69	$3.72
Diluted	$2.67	$3.68
Weighted average shares outstanding:
Basic	78,339	79,452
Diluted	78,964	80,282

See the accompanying notes to Condensed Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2024	2023
Net income	$210,545	$295,783
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(9,707)	1,832
Interest rate swaps – net change in deferred gain or loss	3,601	3,834
Pension plans – net change in deferred actuarial loss	51	34
Other comprehensive income (loss), net of tax	(6,055)	5,700
Comprehensive income	$204,490	$301,483

See the accompanying notes to Condensed Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited; in thousands)

Three Months Ended March 31, 2024
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Accumulated Earnings	Treasury Stock	Total
Balance at December 31, 2023	$82	$2,320,289	$(76,331)	$4,739,292	$(6,302,698)	$680,634
Net income	—	—	—	210,545	—	210,545
Other comprehensive income	—	—	(6,055)	—	—	(6,055)
Issuances under stock plans	—	2,712	—	—	5,360	8,072
Common share repurchases (including excise tax)	—	—	—	—	(225,522)	(225,522)
Stock-based compensation expense	—	50,500	—	—	—	50,500
Balance at March 31, 2024	$82	$2,373,501	$(82,386)	$4,949,837	$(6,522,860)	$718,174

Three Months Ended March 31, 2023
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Accumulated Earnings	Treasury Stock	Total
Balance at December 31, 2022	$82	$2,179,604	$(101,610)	$3,856,826	$(5,707,104)	$227,798
Net income	—	—	—	295,783	—	295,783
Other comprehensive loss	—	—	5,700	—	—	5,700
Issuances under stock plans	—	(2,141)	—	—	9,520	7,379
Common share repurchases	—	—	—	—	(108,850)	(108,850)
Stock-based compensation expense	—	45,048	—	—	—	45,048
Balance at March 31, 2023	$82	$2,222,511	$(95,910)	$4,152,609	$(5,806,434)	$472,858

See the accompanying notes to Condensed Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2024	2023
Operating activities:
Net income	$210,545	$295,783
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	49,307	46,631
Stock-based compensation expense	50,500	45,048
Deferred taxes	(17,823)	(7,866)
Gain from sale of divested operation	—	(139,316)
Loss on impairment of lease related assets	527	8,720
Reduction in the carrying amount of operating lease right-of-use assets	16,028	17,644
Amortization and write-off of deferred financing fees	1,537	1,161
(Gain) loss on de-designated swaps	(4,462)	1,393
Changes in assets and liabilities, net of acquisitions and divestitures:
Fees receivable, net	18,228	36,177
Deferred commissions	26,413	19,635
Prepaid expenses and other current assets	(47,509)	(18,370)
Other assets	(24,309)	(14,799)
Deferred revenues	173,542	155,153
Accounts payable and accrued and other liabilities	(263,688)	(282,315)
Cash provided by operating activities	188,836	164,679
Investing activities:
Additions to property, equipment and leasehold improvements	(22,660)	(21,122)
Acquisition of business	(2,000)	—
Proceeds from sale of divested operation	—	158,733
Cash (used in) provided by investing activities	(24,660)	137,611
Financing activities:
Proceeds from employee stock purchase plan	8,047	7,358
Payments of deferred financing fees	(2,604)	—
Proceeds from revolving credit facility	274,400	—
Payments on long-term debt	(274,400)	(1,800)
Purchases of treasury stock	(225,124)	(106,850)
Cash used in financing activities	(219,681)	(101,292)
Net (decrease) increase in cash and cash equivalents and restricted cash	(55,505)	200,998
Effects of exchange rates on cash and cash equivalents	(27,693)	(5,485)
Cash and cash equivalents and restricted cash, beginning of period	1,319,599	698,599
Cash and cash equivalents and restricted cash, end of period	$1,236,401	$894,112

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

Basis of presentation. The accompanying interim Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 270 for interim financial information and with the applicable instructions of U.S. Securities and Exchange Commission (“SEC”) Rule 10-01 of Regulation S-X on Form 10-Q, and should be read in conjunction with the consolidated financial statements and related notes of the Company in its Annual Report on Form 10-K for the year ended December 31, 2023.

The fiscal year of Gartner is the twelve-month period from January 1 through December 31. In the opinion of management, all normal recurring accruals and adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented herein have been included. The results of operations for the three months ended March 31, 2024 may not be indicative of the results of operations for the remainder of 2024 or beyond. When used in these notes, the terms “Gartner,” the “Company,” “we,” “us,” or “our” refer to Gartner, Inc. and its consolidated subsidiaries.

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

	March 31,	December 31,
	2024	2023
Cash and cash equivalents	$1,235,801	$1,318,999
Restricted cash classified in (1):
Prepaid expenses and other current assets	600	600
Cash and cash equivalents and restricted cash	$1,236,401	$1,319,599

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

Accounting standards issued but not yet adopted. The FASB has issued an accounting standard that has not yet become effective as of March 31, 2024 and may impact the Company’s Consolidated Financial Statements or related disclosures in future periods. The standard and its potential impact are discussed below.

Income Taxes— In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU No. 2023-09”). The amendments in this ASU are expected to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 requires entities to enhance income tax disclosures primarily related to the rate reconciliation and income taxes paid information. Companies will need to disaggregate the disclosure of income taxes paid (net of refunds received) by federal, state, and foreign taxes on an annual basis. Additionally, on an annual basis, companies would disclose income taxes paid disaggregated by individual jurisdiction using a quantitative threshold of 5% of total income taxes paid. Public business entities would also be required to provide, on an annual basis, rate reconciliation information by specific categories, including state and local income tax, the effect of cross-border tax laws, foreign tax effects, changes in prior year unrecognized tax benefits, and tax credits, among others. Additionally, some categories would then require disaggregation based on a quantitative threshold of 5%. The foreign tax effect category requires disaggregation by both jurisdiction and nature. The ASU also requires additional qualitative disclosures. All public entities will be required to report income tax information in accordance with the new guidance starting in annual periods beginning after December 15, 2024. The Company expects this ASU to only impact its disclosures with no impacts to the Company’s results of operations, cash flows, and financial condition.

Segment Reporting— In November 2023, the FASB issued ASU 2023-07, Segment Reporting: Improvements in Reportable Segment Disclosures (“ASU No. 2023-07”). The amendments in the ASU are expected to improve disclosures about a public entity’s reportable segments and addresses requests from investors and other allocators or capital for additional, more detailed information about a reportable segment’s expenses. ASU 2023-07 requires public companies to disclose, on an annual and interim basis, significant expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit and loss. The amendments in the ASU require that a public company provide all annual disclosures about a reportable segment’s profit or loss and assets currently required under ASC 280 in interim periods. The amendments in the ASU also require that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the significant expenses disclosed and each reported measure of segment profit or loss. The amendments in the ASU, among other items, also requires that a public company disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The ASU applies to all public entities that are required to report segment information in accordance with Topic 280. All public entities will be required to report segment information in accordance with the new guidance starting in annual periods beginning after December 15, 2023 and for interim periods within annual periods beginning after December 15, 2024. The Company expects this ASU to only impact its disclosures with no impacts to the Company’s results of operations, cash flows, and financial condition.

Note 2 — Acquisition and Divestiture

Acquisition

In September 2023, the Company acquired 100% of a formerly independent sales agent of Gartner research products in the Czech Republic for an aggregate purchase price of $7.9 million, including cash acquired and deferred consideration. During the three months ended March 31, 2024, the Company paid $2.0 million of deferred consideration. The allocation of the purchase price is preliminary with respect to certain tax matters.

Divestiture

In February 2023, the Company completed the sale of a non-core business, TalentNeuron, for approximately $161.1 million net of post-close adjustments. The Company recorded pre-tax gains of $139.3 million and $135.4 million on the sale of TalentNeuron, which is included in Gain from sale of divested operation in the Consolidated Statement of Operations during the three months ended March 31, 2023 and the year ended December 31, 2023, respectively. TalentNeuron was included in the Company’s Research segment.

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

The table below presents changes to the carrying amount of goodwill by segment during the three months ended March 31, 2024 (in thousands).

	Research	Conferences	Consulting	Total
Balance at December 31, 2023 (1)	$2,657,549	$183,997	$95,714	$2,937,260
Foreign currency translation impact	(2,634)	(34)	(194)	(2,862)
Balance at March 31, 2024 (1)	$2,654,915	$183,963	$95,520	$2,934,398

(1)The Company does not have any accumulated goodwill impairment losses.

Finite-Lived Intangible Assets

The tables below present reconciliations of the carrying amounts of the Company’s finite-lived intangible assets as of the dates indicated (in thousands).

March 31, 2024	Customer Relationships	Technology-related	Other	Total
Gross cost at December 31, 2023	$1,077,183	$11,200	$10,200	$1,098,583
Foreign currency translation impact	(2,699)	—	—	(2,699)
Gross cost	1,074,484	11,200	10,200	1,095,884
Accumulated amortization (1)	(601,317)	(10,267)	(6,599)	(618,183)
Balance at March 31, 2024	$473,167	$933	$3,601	$477,701

December 31, 2023	Customer Relationships	Technology-related	Other	Total
Gross cost	$1,077,183	11,200	$10,200	$1,098,583
Accumulated amortization (1)	(580,937)	(9,333)	(6,355)	(596,625)
Balance at December 31, 2023	$496,246	$1,867	$3,845	$501,958

(1) Finite-lived intangible assets are amortized using the straight-line method over the following periods: Customer relationships—6 to 13 years; Technology-related—3 years; and Other—11 years.

Amortization expense related to finite-lived intangible assets was $23.0 million and $22.7 million during the three months ended March 31, 2024 and 2023, respectively. The estimated future amortization expense by year for finite-lived intangible assets is presented in the table below (in thousands).

2024 (remaining nine months)	$66,973
2025	81,263
2026	78,589
2027	77,980
2028	76,509
Thereafter	96,387
$477,701

Note 4 — Revenue and Related Matters

Disaggregated Revenue — The Company’s disaggregated revenue by reportable segment is presented in the tables below for the periods indicated (in thousands).

By Primary Geographic Market (1)

Three Months Ended March 31, 2024
Primary Geographic Market	Research	Conferences	Consulting	Total
United States and Canada	$835,221	$48,090	$78,539	$961,850
Europe, Middle East and Africa	287,543	10,328	36,602	334,473
Other International	145,408	11,651	19,544	176,603
Total revenues	$1,268,172	$70,069	$134,685	$1,472,926

Three Months Ended March 31, 2023
Primary Geographic Market	Research	Conferences	Consulting	Total
United States and Canada	$809,399	$48,775	$76,975	$935,149
Europe, Middle East and Africa	268,657	9,207	32,938	310,802
Other International	139,135	6,660	17,123	162,918
Total revenues	$1,217,191	$64,642	$127,036	$1,408,869

(1)Revenue is reported based on where the sale is fulfilled.

The Company’s revenue is generated primarily through direct sales to clients by domestic and international sales forces and a network of independent international sales agents.

By Timing of Revenue Recognition

Three Months Ended March 31, 2024
Timing of Revenue Recognition	Research	Conferences	Consulting	Total
Transferred over time (1)	$1,182,268	$—	$108,587	$1,290,855
Transferred at a point in time (2)	85,904	70,069	26,098	182,071
Total revenues	$1,268,172	$70,069	$134,685	$1,472,926

Three Months Ended March 31, 2023
Timing of Revenue Recognition	Research	Conferences	Consulting	Total
Transferred over time (1)	$1,109,796	$—	$97,006	$1,206,802
Transferred at a point in time (2)	107,395	64,642	30,030	202,067
Total revenues	$1,217,191	$64,642	$127,036	$1,408,869

(1)Research revenues in this category are recognized in connection with performance obligations that are satisfied over time using a time-elapsed output method to measure progress. Consulting revenues in this category are recognized over time using costs incurred to date relative to total estimated costs at completion.
(2)The revenues in this category are recognized in connection with performance obligations that are satisfied at the point in time that the contractual deliverables are provided to the customer.

Performance Obligations — For customer contracts that are greater than one year in duration, the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied (or partially unsatisfied) as of March 31, 2024 was approximately $5.6 billion. The Company expects to recognize $2.6 billion, $2.2 billion and $0.8 billion of this revenue (most of which pertains to Research) during the remainder of 2024, the year ending December 31, 2025 and thereafter, respectively. The Company applies a practical expedient that is permitted under ASC Topic 606 and, accordingly, it does not disclose such performance obligation information for customer contracts that have original durations of one year or less. The Company’s performance obligations for contracts meeting this ASC Topic 606 disclosure exclusion primarily include: (i) stand-ready services under Research subscription contracts; (ii) holding conferences and meetings where attendees and exhibitors can participate; and (iii) providing customized Consulting solutions for clients under fixed fee and time and materials engagements. The remaining duration of these performance obligations is generally less than one year, which aligns with the period that the parties have enforceable rights and obligations under the affected contracts.

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

	March 31,	December 31,
	2024	2023
Assets:
Fees receivable, gross (1)	$1,574,960	$1,610,228
Contract assets recorded in Prepaid expenses and other current assets (2)	$29,773	$28,791

Contract liabilities:
Deferred revenues (current liability) (3)	$2,796,016	$2,640,515
Non-current deferred revenues recorded in Other liabilities (3)	24,523	33,490
Total contract liabilities	$2,820,539	$2,674,005

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

The Company recognized revenue of $1.0 billion and $0.9 billion during the three months ended March 31, 2024 and 2023, respectively, that was attributable to deferred revenues that were recorded at the beginning of each such period. Those amounts primarily consisted of Research revenues that were recognized ratably as control of the goods or services passed to the customer during the reporting periods. During each of the three months ended March 31, 2024 and 2023, the Company did not record any material impairments related to its contract assets.

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

The table below sets forth the calculation of basic and diluted income per share for the periods indicated (in thousands, except per share data).

	Three Months Ended
	March 31,
	2024	2023
Numerator:
Net income used for calculating basic and diluted income per share	$210,545	$295,783
Denominator:
Weighted average common shares used in the calculation of basic income per share	78,339	79,452
Dilutive effect of outstanding awards associated with stock-based compensation plans (1)	625	830
Shares used in the calculation of diluted income per share	78,964	80,282
Basic income per share	$2.69	$3.72
Diluted income per share	$2.67	$3.68

(1)Certain outstanding awards associated with stock-based compensation plans were not included in the computation of diluted income per share because the effect would have been anti-dilutive. These anti-dilutive outstanding awards associated with stock-based compensation plans was de minimis for the three months ended March 31, 2024 and approximately 0.3 million for the three months ended March 31, 2023.

Note 6 — Stock-Based Compensation

The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company currently awards stock-settled stock appreciation rights, service-based and performance-based restricted stock units, and common stock equivalents. As of March 31, 2024, the Company had 5.6 million shares of its common stock, par value $0.0005 per share, (the “Common Stock”) available for stock-based compensation awards under the Gartner, Inc. Long-Term Incentive Plan as amended and restated in June 2023 (the “Plan”).

The tables below summarize the Company’s stock-based compensation expense by award type and expense category line item during the periods indicated (in millions).

	Three Months Ended
	March 31,
Award type	2024	2023
Stock appreciation rights	$4.6	$2.5
Restricted stock units	45.6	42.2
Common stock equivalents	0.3	0.3
Total (1)	$50.5	$45.0

	Three Months Ended
	March 31,
Expense category line item	2024	2023
Cost of services and product development	$19.5	$18.3
Selling, general and administrative	31.0	26.7
Total (1)	$50.5	$45.0

(1)Includes costs of $30.6 million and $26.8 million during the three months ended March 31, 2024 and 2023, respectively, for awards to retirement-eligible employees. Those awards vest on an accelerated basis.

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

The tables below present information about the Company’s reportable segments for the periods indicated (in thousands).

Three Months Ended March 31, 2024	Research	Conferences	Consulting	Consolidated
Revenues	$1,268,172	$70,069	$134,685	$1,472,926
Gross contribution	944,570	23,255	54,287	1,022,112
Corporate and other expenses				(748,227)
Operating income				$273,885

Three Months Ended March 31, 2023	Research	Conferences	Consulting	Consolidated
Revenues	$1,217,191	$64,642	$127,036	$1,408,869
Gross contribution	899,514	26,788	50,808	977,110
Corporate and other expenses				(569,153)
Operating income				$407,957

The table below provides a reconciliation of total segment gross contribution to net income for the periods indicated (in thousands).

	Three Months Ended
	March 31,
	2024	2023
Total segment gross contribution	$1,022,112	$977,110
Costs and expenses:
Cost of services and product development - unallocated (1)	8,627	3,380
Selling, general and administrative	689,833	657,090
Depreciation and amortization	49,307	46,631
Acquisition and integration charges	460	1,368
Gain from sale of divested operation	—	(139,316)
Operating income	273,885	407,957
Interest expense and other, net	(14,328)	(29,757)
Gain on event cancellation insurance claims	—	3,077
Less: Provision for income taxes	49,012	85,494
Net income	$210,545	$295,783

(1)The unallocated amounts consist of certain bonus and fringe costs recorded in consolidated Cost of services and product development that are not allocated to segment expense. The Company’s policy is to allocate bonuses to segments at 100% of a segment employee’s target bonus. Amounts above or below 100% are absorbed by corporate.

Note 8 — Debt

The Company’s total outstanding borrowings are summarized in the table below (in thousands).

	March 31,	December 31,
Description	2024	2023
2024 Credit Agreement - Revolving facility (1), (2)	$274,400	$—
2020 Credit Agreement - Term loan facility	—	274,400
2020 Credit Agreement - Revolving credit facility	—	—
4.50% Senior Notes due 2028 (“2028 Notes”)	800,000	800,000
3.625% Senior Notes due 2029 (“2029 Notes”)	600,000	600,000
3.75% Senior Notes due 2030 (“2030 Notes”)	800,000	800,000
Other (3)	5,000	5,000
Principal amount outstanding (4)	2,479,400	2,479,400
Less: deferred financing fees (5)	(22,523)	(21,104)
Net balance sheet carrying amount	$2,456,877	$2,458,296

(1)The contractual annualized interest rate as of March 31, 2024 on the 2024 Credit Agreement was 6.725%, which consisted of Term Secured Overnight Financing Rate (“SOFR”) of 5.375% plus a margin of 1.350%. However, the Company has an interest rate swap contract that effectively converts the floating SOFR on outstanding amounts to a fixed base rate.
(2)The Company had approximately $0.7 billion of available borrowing capacity on the 2024 Credit Agreement revolver (not including the expansion feature) as of March 31, 2024.
(3)Consists of a State of Connecticut economic development loan originated in 2019 with a 10-year maturity and bears interest at a fixed rate of 1.75%. This loan may be repaid at any time by the Company without penalty.
(4)The weighted average annual effective rate on the Company’s outstanding debt for the three months ended March 31, 2024, including the effects of its interest rate swaps discussed below, was 5.01%.
(5)Deferred financing fees are being amortized to Interest expense, net over the term of the related debt obligation.

2024 Credit Agreement

On March 26, 2024, the Company entered into a Credit Agreement (the “2024 Credit Agreement”) among the Company, as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”).

The 2024 Credit Agreement provides for a $1.0 billion senior unsecured five-year revolving facility. The facility may be increased, at the Company’s option and under certain conditions, by up to an additional $750 million in the aggregate. The facility may be used for revolving loans, and up to $75.0 million may be used for letters of credit. The revolving loans may be borrowed, repaid and re-borrowed until March 26, 2029, at which time all amounts borrowed must be repaid, subject to customary extension mechanics.

On March 26, 2024, the Company borrowed $274.4 million under the 2024 Credit Agreement. The initial borrowing was used to repay the outstanding amounts under the 2020 Credit Agreement. Additional amounts borrowed under the 2024 Credit Agreement will be used for working capital needs and general corporate purposes of the Company and its subsidiaries, including the funding of acquisitions and investments, payment of capital expenditures and the repurchase of shares.

Interest under the revolving facility accrues, at a variable rate, based on, at our option, (i) the Secured Overnight Funding Rate (“SOFR”) plus a credit spread adjustment of 0.10% or (ii) an alternate base rate (“Base Rate”) plus, in each case, an applicable margin, and is payable monthly. The applicable margin ranges between 1.125% and 1.75%, depending on the lower rate determined by either the Company’s leverage ratio or the credit rating of the Company’s senior unsecured debt. At March 31, 2024, the applicable all-in margin on the revolving facility was 1.35% (including the credit spread adjustment). The commitment fee payable on the unused portion of the facility is equal to between 0.125% and 0.25% based on utilization of the facility. The Company has also agreed to pay customary letter of credit fees.

The 2024 Credit Agreement contains certain customary restrictive loan covenants, including, among others, a financial covenant requiring a maximum leverage ratio and covenants limiting the Company’s ability to grant liens, make acquisitions, be acquired and the ability of the Company’s subsidiaries to incur indebtedness. Subsidiaries of the Company are not required to guarantee obligations under the facility, unless such subsidiaries guarantee indebtedness in excess of a threshold set out in the 2024 Credit Agreement, subject to certain limitations and exceptions.

The 2024 Credit Agreement contains customary events of default that include, among others, non-payment of principal, interest or fees, material inaccuracy of representations and warranties, violation of covenants, cross defaults to certain other indebtedness, bankruptcy and insolvency events, ERISA defaults, material judgments, and events constituting a change of control. The occurrence of an event of default allows the lenders to terminate their obligations to lend under the 2024 Credit Agreement and could result in the acceleration of the Company’s obligations under the facility.

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

On March 26, 2024, in connection with the closing of the Credit Agreement and as a result of the termination of the 2020 Credit Agreement, the Company’s subsidiaries that guaranteed the Company’s 2029 Notes were released from their guarantee obligations with respect to the Notes, in accordance with the terms of the indenture pursuant to which the 2029 Notes was issued.

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

On March 26, 2024, in connection with the closing of the Credit Agreement and as a result of the termination of the 2020 Credit Agreement, the Company’s subsidiaries that guaranteed the Company’s 2030 Notes were released from their guarantee obligations with respect to the Notes, in accordance with the terms of the indenture pursuant to which the 2030 Notes was issued.

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

On March 26, 2024, in connection with the closing of the Credit Agreement and as a result of the termination of the 2020 Credit Agreement, the Company’s subsidiaries that guaranteed the Company’s 2028 Notes were released from their guarantee obligations with respect to the Notes, in accordance with the terms of the indenture pursuant to which the 2028 Notes was issued.

2020 Credit Agreement

Prior to entering into the 2024 Credit Agreement, the Company had a credit facility that provided for a $400.0 million Term loan facility and a $1.0 billion Revolving credit facility (the “2020 Credit Agreement”). The 2020 Credit Agreement contained certain customary restrictive loan covenants, including, among others, financial covenants that applied a maximum consolidated leverage ratio and a minimum consolidated interest expense coverage ratio. On March 26, 2024, concurrently with the Company’s entry into the 2024 Credit Agreement, the Company terminated the 2020 Credit Agreement and repaid all amounts outstanding.

Interest Rate Swap

As of March 31, 2024, the Company had one fixed-for-floating interest rate swap contract with a notional value of $350.0 million that matures in September 2025. Under the contract, the Company pays a base fixed rate of 2.98% and in return receives a floating Term SOFR base rate on 30-day notional borrowings.

Effective June 30, 2020, the Company de-designated all of its interest rate swaps and discontinued hedge accounting. Accordingly, subsequent changes to the fair value of the interest rate swap are recorded in Other income (expense), net. The amounts previously recorded in Accumulated other comprehensive loss are amortized into Interest expense, net over the terms of the hedged forecasted interest payments. As of March 31, 2024, $27.5 million is remaining in Accumulated other comprehensive loss, net. See Note 11 — Derivatives and Hedging for the amounts remaining in Accumulated other comprehensive loss, net of tax effect, at March 31, 2024 and December 31, 2023. See Note 12 — Fair Value Disclosures for a discussion of the fair values of Company’s interest rate swaps.

Note 9 — Equity

Share Repurchase Authorization

In 2015, the Company’s Board of Directors (the “Board”) authorized a share repurchase program to repurchase up to $1.2 billion of the Company’s common stock. The Board authorized incremental share repurchases of up to an aggregate additional $3.5 billion of the Company’s common stock during 2021, 2022, and 2023. As of March 31, 2024, $831.3 million remained available under the share repurchase program. The Company may repurchase its common stock from time-to-time in amounts, at prices and in the manner that the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended), accelerated share repurchases, private transactions or other transactions and will be funded by cash on hand and borrowings. Repurchases may also be made from time-to-time in connection with the settlement of the Company’s stock-based compensation awards.

The Company’s share repurchase activity is presented in the table below for the periods indicated.

	Three Months Ended
	March 31,
	2024	2023
Number of shares repurchased (1)	489,734	327,680
Cash paid for repurchased shares (in thousands) (2)	$225,124	$106,850

(1)The average purchase price for repurchased shares was $459.69 and $332.18 for the three months ended March 31, 2024 and 2023, respectively. The repurchased shares during the three months ended March 31, 2024 and 2023 included purchases for both open market purchases and stock-based compensation award settlements.
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

Three Months Ended March 31, 2024

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2023	$(24,162)	$(5,731)	$(46,438)	$(76,331)
Other comprehensive income (loss) activity during the period:
Change in AOCL before reclassifications to income	—	—	(9,707)	(9,707)
Reclassifications from AOCL to income (2), (3)	3,601	51	—	3,652
Other comprehensive income (loss), net	3,601	51	(9,707)	(6,055)
Balance – March 31, 2024	$(20,561)	$(5,680)	$(56,145)	$(82,386)

Three Months Ended March 31, 2023

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2022	$(39,248)	$(4,247)	$(58,115)	$(101,610)
Other comprehensive income (loss) activity during the period:
Change in AOCL before reclassifications to income	—	—	1,832	1,832
Reclassifications from AOCL to income (2), (3)	3,834	34	—	3,868
Other comprehensive income (loss), net	3,834	34	1,832	5,700
Balance – March 31, 2023	$(35,414)	$(4,213)	$(56,283)	$(95,910)

(1)Amounts in parentheses represent debits (deferred losses).
(2)$4.8 million and $5.1 million of the reclassifications related to interest rate swaps (cash flow hedges) were recorded in Interest expense, net, for the three months ended March 31, 2024 and 2023, respectively. See Note 8 — Debt and Note 11 — Derivatives and Hedging for information regarding the cash flow hedges.
(3)The reclassifications related to defined benefit pension plans were recorded in Other income (expense), net.

The estimated net amount of the existing losses on the Company’s interest rate swaps that are reported in Accumulated other comprehensive loss, net at March 31, 2024 that is expected to be reclassified into earnings within the next 12 months is $18.7 million.

Note 10 — Income Taxes

The provision for income taxes was $49.0 million and $85.5 million for the three months ended March 31, 2024 and 2023, respectively. The effective income tax rate was 18.9% and 22.4% for the three months ended March 31, 2024 and 2023, respectively. The effective income tax rate was higher in the prior year primarily due to the impact of the sale of the TalentNeuron business.

The Company had gross unrecognized tax benefits of $152.4 million on March 31, 2024 and $148.4 million on December 31, 2023. It is reasonably possible that gross unrecognized tax benefits will decrease by approximately $6.0 million within the next twelve months due to the anticipated closure of audits and the expiration of certain statutes of limitation.

In January 2024, the Company completed an intercompany transfer of certain intellectual property. The tax impact of the transfer did not have a significant impact on our effective tax rate. Prior to the sale, the Company had a $103.1 million deferred tax asset for tax basis in the related IP and a full valuation allowance due to no expected local tax benefit of the asset. As a result of the IP transfer, the deferred tax asset and related valuation allowance were written off with no impact to tax expense. The Company’s intellectual property footprint continues to evolve and may result in tax rate volatility in the future.

The Organization for Economic Co-operation and Development (“the OECD”) has issued various tax proposals including a two-pillar approach to global taxation (BEPS 2.0/ Pillar Two), focusing on global profit allocation and a 15% global corporate minimum tax rate. Several countries in which Gartner does business have proposed or enacted new laws to align with OECD Pillar Two proposals. The minimum tax is treated as a current cost beginning in 2024 and does not have a significant impact on the Company's effective tax rate for the current period. Significant details around the provisions are still uncertain as the OECD and participating countries continue to work on defining the underlying rules and administrative procedures. The Company will continue to monitor and reflect the impact of such legislative changes in future financial statements as appropriate.

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

March 31, 2024
Derivative Contract Type	Number of Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in AOCL, net of tax
Interest rate swap (1)	1	$350,000	$2,374	Other assets	$(20,561)
			7,060	Other current assets
Foreign currency forwards (2)	31	186,470	(180)	Accrued liabilities	—
Total	32	$536,470	$9,254		$(20,561)

December 31, 2023
Derivative Contract Type	Number of Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in AOCL, net of tax
Interest rate swap (1)	1	$350,000	$1,097	Other assets	$(24,162)
			5,962	Other current assets
Foreign currency forwards (2)	111	525,719	180	Other current assets	—
Total	112	$875,719	$7,239		$(24,162)

(1)Effective June 30, 2020, the Company de-designated all of its interest rate swaps and discontinued hedge accounting. Accordingly, subsequent changes to fair value of the interest rate swap are recorded in Other income (expense), net. The amounts previously recorded in Accumulated other comprehensive loss are amortized into Interest expense, net over the terms of the hedged forecasted interest payments. See Note 8 — Debt for additional information regarding the Company’s interest rate swap contract.
(2)The Company has foreign exchange transaction risk because it typically enters into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currency. The Company enters into short-term foreign currency forward exchange contracts to mitigate the cash flow risk associated with changes in foreign currency rates on forecasted foreign currency transactions. These contracts are accounted for at fair value with realized and unrealized gains and losses recognized in Other income (expense), net because the Company does not designate these contracts as hedges for accounting purposes. All of the outstanding foreign currency forward exchange contracts at March 31, 2024 matured before April 30, 2024.
(3)See Note 12 — Fair Value Disclosures for the determination of the fair values of these instruments.

At March 31, 2024, all of the Company’s derivative counterparties were investment grade financial institutions. The Company did not have any collateral arrangements with its derivative counterparties and none of the derivative contracts contained credit-risk related contingent features. The table below provides information regarding amounts recognized in the accompanying Condensed Consolidated Statements of Operations for derivative contracts for the periods indicated (in thousands).

	Three Months Ended
	March 31,
Amount recorded in:	2024	2023
Interest expense, net (1)	$4,806	$5,117
Other (income) expense, net (2)	(4,314)	1,904
Total (income) expense, net	$492	$7,021

(1)Consists of interest expense from interest rate swap contracts.
(2)Consists of net realized and unrealized gains and losses on foreign currency forward contracts and gains and losses on de-designated interest rate swaps.

Note 12 — Fair Value Disclosures

The Company’s financial instruments include cash equivalents, fees receivable from customers, accounts payable and accrued liabilities, all of which are normally short-term in nature. The Company believes that the carrying amounts of these financial instruments reasonably approximate their fair values due to their short-term nature. The Company’s financial instruments also include its outstanding variable-rate borrowings under the 2024 Credit Agreement. The Company believes that the carrying amounts of its variable-rate borrowings reasonably approximate their fair values because the rates of interest on those borrowings reflect current market rates of interest for similar instruments with comparable maturities.

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

Description	March 31, 2024	December 31, 2023
Assets:
Values based on Level 1 inputs:
Deferred compensation plan assets (1)	$20,421	$10,290
Total Level 1 inputs	20,421	10,290
Values based on Level 2 inputs:
Deferred compensation plan assets (1)	112,690	104,555
Foreign currency forward contracts (2)	82	1,646
Interest rate swap contract (3)	9,434	7,059
Total Level 2 inputs	122,206	113,260
Total Assets	$142,627	$123,550
Liabilities:
Values based on Level 2 inputs:
Deferred compensation plan liabilities (1)	$136,246	$121,708
Foreign currency forward contracts (2)	262	1,466
Total Level 2 inputs	136,508	123,174
Total Liabilities	$136,508	$123,174

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

	Carrying Amount		Fair Value
	March 31,	December 31,	March 31,	December 31,
Description	2024	2023	2024	2023
2028 Notes	$794,384	$794,088	$763,032	$759,040
2029 Notes	595,009	594,794	541,800	543,408
2030 Notes	793,411	793,189	715,496	709,600
Total	$2,182,804	$2,182,071	$2,020,328	$2,012,048

Assets and liabilities measured at fair value on a non-recurring basis

The Company’s certain long-lived assets, including identifiable intangible assets, goodwill, right-of-use assets and other long-lived assets, are measured at fair value on a nonrecurring basis when there are indicators of impairment. During the three months ended March 31, 2024, the Company recorded impairment charges of $0.4 million on right-of-use assets and $0.1 million on other long-lived assets primarily related to certain office leases that the Company determined will no longer be used. The impairments were derived by comparing the fair value of the impacted assets to the carrying value of those assets as of the impairment measurement date, as required under ASC Topic 360 using Level 3 inputs. See Note 14 — Leases for additional discussion related to these impairment charges.

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

Indemnifications. The Company has various agreements that may obligate it to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations related to matters such as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by the Company under these agreements have not been material. As of March 31, 2024, the Company did not have any material payment obligations under any such indemnification agreements.

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

	Three Months Ended
	March 31,
Description:	2024	2023
Operating lease cost (1)	$25,903	$28,799
Lease cost (2)	5,631	4,720
Sublease income	(11,882)	(12,641)
Total lease cost, net (3) (4)	$19,652	$20,878
Cash paid for amounts included in the measurement of operating lease liabilities	$34,049	$34,948
Cash receipts from sublease arrangements	$11,110	$12,439
Right-of-use assets obtained in exchange for new operating lease liabilities	$6,791	$1,647

(1)Included in operating lease cost was $9.2 million and $10.6 million for the three months ended March 31, 2024 and 2023, respectively, for costs related to subleasing activities.
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

	March 31,	December 31,
Description:	2024	2023
Accounts payable and accrued liabilities	$98,558	$98,493
Operating lease liabilities	491,182	513,406
Total operating lease liabilities included in the Condensed Consolidated Balance Sheets	$589,740	$611,899

As a result and in consideration of the changing nature of the Company’s use of office space, the Company continues to evaluate its existing real estate lease portfolio. In connection with this evaluation, the Company reviewed certain of its right-of-use assets and related other long-lived assets for impairment under ASC 360. As a result of the evaluation, the Company recognized impairment losses during the three months ended March 31, 2024 and 2023 of $0.5 million and $8.7 million, respectively, which are included as a component of Selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. The impairment losses recorded include $0.4 million and $6.3 million related to right-of-use assets and $0.1 million and $2.4 million related to other long-lived assets, primarily leasehold improvements, for the three months ended March 31, 2024 and 2023, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this Management’s Discussion and Analysis (“MD&A”) is to facilitate an understanding of significant factors influencing the quarterly operating results, financial condition and cash flows of Gartner, Inc. Additionally, the MD&A conveys our expectations of the potential impact of known trends, events or uncertainties that may impact future results. You should read this discussion in conjunction with our Condensed Consolidated Financial Statements and related notes included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”). Historical results and percentage relationships are not necessarily indicative of operating results for future periods. References to “Gartner,” the “Company,” “we,” “our” and “us” in this MD&A are to Gartner, Inc. and its consolidated subsidiaries.

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

We operate in a very competitive and rapidly changing environment that involves numerous known and unknown risks and uncertainties, some of which are beyond our control. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future quarterly and annual revenues, operating income, results of operations and cash flows, as well as any forward-looking statement, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in our forward-looking statements include, among others, the following: the impact of general economic conditions, including inflation (and related monetary policy by governments in response to inflation), recession, and national elections in a number of large countries on economic activity and our operations; changes in macroeconomic and market conditions and market volatility, including interest rates and the effect on the credit markets and access to capital; our ability to carry out our strategic initiatives and manage associated costs; our ability to recover potential claims under our event cancellation insurance; the timing of conferences and meetings, in particular our Gartner Symposium/Xpo series that normally occurs during the fourth quarter; our ability to achieve and effectively manage growth, including our ability to integrate our acquisitions and consummate and integrate future acquisitions; our ability to pay our debt obligations; our ability to maintain and expand our products and services; our ability to expand or retain our customer base; our ability to grow or sustain revenue from individual customers; our ability to attract and retain a professional staff of research analysts and consultants as well as experienced sales personnel upon whom we are dependent, especially in light of labor competition; our ability to achieve continued customer renewals and achieve new contract value, backlog and deferred revenue growth in light of competitive pressures; our ability to successfully compete with existing competitors and potential new competitors; our ability to enforce and protect our intellectual property rights; our ability to keep pace with technological developments in artificial intelligence; additional risks associated with international operations, including foreign currency fluctuations; the impact on our business resulting from changes in global geopolitical conditions, including those resulting from the conflict in the Middle East, the war in Ukraine and current and future sanctions imposed by governments or other authorities; the impact of restructuring and other charges on our businesses and operations; cybersecurity incidents; risks associated with the creditworthiness, budget cuts, and shutdown of governments and agencies; our ability to meet ESG commitments; the impact of changes in tax policy (including global minimum tax legislation) and heightened scrutiny from various taxing authorities globally; changes to laws and regulations; and other risks and uncertainties. The potential fluctuations in our operating income could cause period-to-period comparisons of operating results not to be meaningful and could provide an unreliable indication of future operating results. A description of the risk factors associated with our business is included under “Risk Factors” in Item 1A. of the 2023 Form 10-K, which is incorporated herein by reference.

Forward-looking statements are subject to risks, estimates and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those listed above or described under “Risk Factors” in Item 1A of the 2023 Form 10-K. Readers should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date hereof, and forward-looking statements in documents attached that are incorporated by reference speak only as of the date of those documents. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.

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

As of March 31, 2024 we had approximately 20,290 employees globally, an increase of 2.3% from March 31, 2023.

Recent Event

On March 26, 2024, we entered into a Credit Agreement (the “2024 Credit Agreement”) among us, as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”).

The 2024 Credit Agreement provides for a $1.0 billion senior unsecured five-year revolving facility. The facility may be increased, at the Company’s option and under certain conditions, by up to an additional $750 million in the aggregate. The facility may be used for revolving loans, and up to $75.0 million may be used for letters of credit. The revolving loans may be borrowed, repaid and re-borrowed until March 26, 2029, at which time all amounts borrowed must be repaid, subject to customary extension mechanics.

On March 26, 2024, the Company borrowed $274.4 million under the 2024 Credit Agreement. The initial borrowing was used to repay the outstanding amounts under the 2020 Credit Agreement. Additional amounts borrowed under the 2024 Credit Agreement will be used for working capital needs and general corporate purposes of the Company and its subsidiaries, including the funding of acquisitions and investments, payment of capital expenditures and the repurchase of shares.

For additional information, see Note 8 — Debt in the Notes to Condensed Consolidated Financial Statements.

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

We had total revenues of $1.5 billion during the first quarter of 2024, an increase of 5% compared to the first quarter of 2023. During the first quarter of 2024, revenues for Research increased by 4%, Conferences revenue increased by 8%, and Consulting revenues increased by 6%, compared to the first quarter of 2023. For a more complete discussion of our results by segment, see Segment Results below.

For the first quarter of 2024 and 2023, we had net income of $210.5 million and $295.8 million, respectively, and diluted income per share of $2.67 and $3.68, respectively. Cash provided by operating activities was $188.8 million and $164.7 million during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had $1.2 billion of cash and cash equivalents and approximately $0.7 billion of available borrowing capacity on our revolving credit facility. For a more complete discussion of our cash flows and financial position, see the Liquidity and Capital Resources section below.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For information regarding our critical accounting policies and estimates, please refer to Part II, Item 7, “Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no material changes to the critical accounting policies previously disclosed in that report.

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

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	Increase (Decrease)	Increase (Decrease) %
Total revenues	$1,472,926	$1,408,869	$64,057	5%
Costs and expenses:
Cost of services and product development	459,441	435,139	24,302	6
Selling, general and administrative	689,833	657,090	32,743	5
Depreciation	26,317	23,896	2,421	10
Amortization of intangibles	22,990	22,735	255	1
Acquisition and integration charges	460	1,368	(908)	(66)
Gain from sale of divested operation	—	(139,316)	139,316	nm
Operating income	273,885	407,957	(134,072)	(33)
Interest expense, net	(19,219)	(27,391)	(8,172)	(30)
Gain on event cancellation insurance claims	—	3,077	(3,077)	nm
Other income (expense), net	4,891	(2,366)	7,257	nm
Less: Provision for income taxes	49,012	85,494	(36,482)	(43)
Net income	$210,545	$295,783	$(85,238)	(29)%
nm = not meaningful.

Total revenues for the three months ended March 31, 2024 were $1.5 billion, an increase of $64.1 million, or 5% compared to the same period in 2023 on both a reported basis and excluding the foreign currency impact. Refer to the section of this MD&A below entitled “Segment Results” for a discussion of revenues and results by segment.

Cost of services and product development was $459.4 million during the three months ended March 31, 2024, an increase of $24.3 million compared to the same period in 2023, or 6% on a reported basis and 5% excluding the foreign currency impact. The increase in Cost of services and product development was primarily due to increased compensation costs associated with merit increases. Cost of services and product development as a percent of revenues was 31% for both the three months ended March 31, 2024 and 2023.

Selling, general and administrative (“SG&A”) expense was $689.8 million during the three months ended March 31, 2024, an increase of $32.7 million compared to the same period in 2023, or 5% on a reported basis and excluding the foreign currency impact. The increase in SG&A expense during the three months ended March 31, 2024 was primarily a result of higher personnel expenses due to increased headcount and merit increases. This increase was partially offset by lower charges associated with the impairment of right-of-use assets and other long-lived assets. The number of quota-bearing sales associates in Global Technology Sales decreased by 2% to 3,602 and in Global Business Sales, increased by 7% to 1,223 compared to March 31, 2023. On a combined basis, the total number of quota-bearing sales associates was flat when compared to March 31, 2023. SG&A expense as a percent of revenues was 47% during both the three months ended March 31, 2024 and 2023.

Depreciation increased by 10% during the three months ended March 31, 2024, compared to the same period in 2023. The increase for the three months ended March 31, 2024 was primarily due to increased software additions during the last twelve months.

Amortization of intangibles increased by 1% during the three months ended March 31, 2024, compared to the same period in 2023.

Acquisition and integration charges decreased by $0.9 million during the three months ended March 31, 2024, compared to the same period in 2023.

Gain from sale of divested operation was attributable to the sale of the TalentNeuron business in February 2023. We recognized a pre-tax gain of $139.3 million during the three months ended March 31, 2023.

Operating income was $273.9 million and $408.0 million during the three months ended March 31, 2024 and 2023, respectively. The decrease in operating income for the three months ended March 31, 2024 as compared to the prior year period was primarily due to the gain from sale of divested operation recognized during the three months ended March 31, 2023 and increases in cost of services and product development and selling, general and administrative expenses, partially offset by increased revenue.

Interest expense, net decreased by $8.2 million during the three months ended March 31, 2024, compared to the same period in 2023. The decrease for the three months ended March 31, 2024 was due to increased interest income, primarily as a result of higher cash balances than the prior year.

Gain on event cancellation insurance claims of $3.1 million during the three months ended March 31, 2023 reflected proceeds related to 2020 conference cancellation insurance claims.

Other income (expense), net for the periods presented herein included the net impact of foreign currency gains and losses from our hedging activities. Other income (expense), net for the three months ended March 31, 2024 also included a gain of $4.5 million on de-designated interest rate swaps. Other income (expense), net for the three months ended March 31, 2023 included a loss of $1.4 million on de-designated interest rate swaps.

The provision for income taxes was $49.0 million and $85.5 million for the three months ended March 31, 2024 and 2023, respectively. The effective income tax rate was 18.9% and 22.4% for the three months ended March 31, 2024 and 2023, respectively. The effective income tax rate was higher in the prior year primarily due to the impact of the sale of the TalentNeuron business.

Net income for the three months ended March 31, 2024 and 2023 was $210.5 million and $295.8 million, respectively. Our diluted net income per share during the three months ended March 31, 2024 decreased by $1.01. The decrease in net income during the three months ended March 31, 2024 was primarily due to the gain from sale of divested operation recognized during the three months ended March 31, 2023 and increased operating expenses, partially offset by an increase in revenue and lower income tax expense.

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

Reportable Segments

The sections below present the results of the Company’s three reportable business segments: Research, Conferences and Consulting.

Research

	As Of And For The Three Months Ended March 31, 2024	As Of And For The Three Months Ended March 31, 2023	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$1,268,172	$1,217,191	$50,981	4%
Gross contribution (1)	$944,570	$899,514	$45,056	5%
Gross contribution margin	74%	74%	0 point	—
Business Measurements:
Contract Value (1), (3)	$4,870,000	$4,554,000	$316,000	7%
Global Technology Sales (2):
Contract value (1), (3)	$3,757,000	$3,563,000	$194,000	5%
Client retention	83%	85%	(2) points	—
Wallet retention	101%	104%	(3) points	—
Global Business Sales (2):
Contract value (1), (3)	$1,113,000	$991,000	$122,000	12%
Client retention	87%	89%	(2) points	—
Wallet retention	107%	110%	(3) points	—

(1)Dollars in thousands.
(2)Global Technology Sales includes sales to users and providers of technology. Global Business Sales includes sales to all other functional leaders.
(3)Contract values are on a foreign exchange neutral basis. Contract values as of March 31, 2023 have been calculated using the same foreign currency rates as 2024.

Research revenues increased by $51.0 million during the three months ended March 31, 2024 compared to the same period in 2023, or 4% on a reported basis and excluding the foreign currency impact. The increase in revenues during 2024 was primarily due to Research contract value growth in 2023. The segment gross contribution margin was 74% for both the three months ended March 31, 2024 and 2023.

Contract value increased to $4.9 billion at March 31, 2024, or 7% compared to March 31, 2023 excluding the foreign currency impact. The majority of industry sectors grew high single-digit rates or faster. The higher growth sectors were the energy, manufacturing and public sectors. Global Technology Sales (“GTS”) contract value increased by 5% at March 31, 2024 when compared to March 31, 2023. The increase in GTS contract value was primarily due to new business from existing clients. GTS contract value increased by high single-digit rates or faster for the majority of enterprise sizes and half of industry sectors. Global Business Sales (“GBS”) contract value increased by 12% year-over-year, also primarily driven by new business from existing clients. The majority of our GBS practices achieved double-digit growth rates, with all enterprise sizes and the majority of sectors growing double-digits year-over-year.

GTS client retention was 83% and 85% as of March 31, 2024 and 2023, respectively, while wallet retention was 101% and 104%, respectively. GBS client retention was 87% and 89% for March 31, 2024 and 2023, respectively, while wallet retention was 107% and 110%, respectively. The decrease in GTS and GBS wallet retention was largely due to lower levels of spending by existing clients compared to the same period in 2023. GTS client and wallet retention were also affected by a slowdown in tech vendor spending and higher levels of tech vendor spending in the prior year period.

Conferences

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$70,069	$64,642	$5,427	8%
Gross contribution (1)	$23,255	$26,788	$(3,533)	(13)%
Gross contribution margin	33%	41%	(8) points	—
Business Measurements:
Number of destination conferences (2)	12	10	2	20%
Number of destination conferences attendees (2)	13,857	11,125	2,732	25%

(1)Dollars in thousands.
(2)Single day, local meetings are excluded.

Conferences revenues increased by $5.4 million during the three months ended March 31, 2024 compared to the same period in 2023. The increase in revenue for the three months ended March 31, 2024 was primarily due to holding two more in-person destination conferences than in the first quarter of 2023. We held 12 and 10 in-person destination conferences during the three months ended March 31, 2024 and 2023, respectively. Gross contribution decreased to $23.3 million during the three months ended March 31, 2024 compared to $26.8 million in the same period last year. The decrease in gross contribution during the three months ended March 31, 2024 was primarily due to an increase in conference-related expenses and increased headcount, partially offset by an increase in revenue.

Consulting

	As Of And For The Three Months Ended March 31, 2024	As Of And For The Three Months Ended March 31, 2023	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$134,685	$127,036	$7,649	6%
Gross contribution (1)	$54,287	$50,808	$3,479	7%
Gross contribution margin	40%	40%	0 point	—
Business Measurements:
Backlog (1), (2)	$188,200	$161,200	$27,000	17%
Billable headcount	948	904	44	5%
Consultant utilization	66%	67%	(1) point	—

(1)Dollars in thousands.
(2)Backlog is on a foreign exchange neutral basis. Backlog as of March 31, 2023 has been calculated using the same foreign currency rates as 2024.

Consulting revenues increased by 6% during the three months ended March 31, 2024 compared to the same period in 2023 on a reported basis and 7% excluding the foreign currency impact, with an increase in labor-based consulting revenue of 12% and a decrease in contract optimization revenue of 13%, each on a reported basis. Contract optimization revenue may vary significantly and, as such, revenues for the first quarter of 2024 may not be indicative of results for the remainder of 2024 or beyond. The segment gross contribution margin was 40% for both the three months ended March 31, 2024 and 2023.

Backlog increased by $27.0 million, or 17%, from March 31, 2023 to March 31, 2024, excluding the foreign currency impact.

LIQUIDITY AND CAPITAL RESOURCES

We finance our operations through cash generated from our operating activities and, to a lesser extent, borrowings. Note 8 — Debt in the Notes to Condensed Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations. At March 31, 2024, we had $1.2 billion of cash and cash equivalents and approximately $706.7 million of available borrowing capacity on the revolving credit facility under our 2024 Credit Agreement. We believe that the Company has adequate liquidity to meet its currently anticipated needs for both the next twelve months and the foreseeable future.

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

Our cash and cash equivalents are held in numerous locations throughout the world with 49% held outside the U.S. at March 31, 2024. We intend to reinvest substantially all of our accumulated undistributed foreign earnings, except in instances where repatriation would result in minimal additional tax.

The table below summarizes the changes in our cash balances for the periods indicated (in thousands).

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	Increase (Decrease)
Cash provided by operating activities	$188,836	$164,679	$24,157
Cash (used in) provided by investing activities	(24,660)	137,611	(162,271)
Cash used in financing activities	(219,681)	(101,292)	(118,389)
Net (decrease) increase in cash and cash equivalents and restricted cash	(55,505)	200,998	(256,503)
Effects of exchange rates on cash and cash equivalents	(27,693)	(5,485)	(22,208)
Beginning cash and cash equivalents and restricted cash	1,319,599	698,599	621,000
Ending cash and cash equivalents and restricted cash	$1,236,401	$894,112	$342,289

Operating

Cash provided by operating activities was $188.8 million and $164.7 million during the three months ended March 31, 2024 and 2023, respectively. The year-over-year increase was primarily due to increased operating income, excluding the 2023 gain from sale of divested operation.

Investing

Cash (used in) provided by investing activities was $(24.7) million and $137.6 million during the three months ended March 31, 2024 and 2023, respectively. The decrease from 2023 to 2024 was the result of the proceeds received from the sale of the TalentNeuron business in February 2023.

Financing

Cash used in financing activities was $219.7 million and $101.3 million during the three months ended March 31, 2024 and 2023, respectively. We used $225.1 million and $106.9 million of cash for share repurchases during the three months ended March 31, 2024 and 2023, respectively.

Debt

As of March 31, 2024, the Company had $2.5 billion of principal amount of debt outstanding. Note 8 — Debt in the Notes to Condensed Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations. From time to time, the Company may seek to retire or repurchase its outstanding debt through various methods including open market repurchases, negotiated block transactions, or otherwise, all or some of which may be effected through Rule 10b5-1 plans. Such transactions, if any, depend on prevailing market conditions, our liquidity and capital requirements, contractual restrictions, and other factors, and may involve material amounts.

OFF BALANCE SHEET ARRANGEMENTS

From January 1, 2024 through March 31, 2024, the Company has not entered into any material off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

As of March 31, 2024, the Company had $2.5 billion in total debt principal outstanding. Note 8 — Debt in the Notes to Condensed Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations.

Approximately $274.4 million of the Company’s total debt outstanding as of March 31, 2024 was based on a floating base rate of interest, which potentially exposes the Company to increases in interest rates. However, we reduce our overall exposure to interest rate increases through our interest rate swap contract, which effectively converts the floating base interest rates on all of our variable rate borrowings to fixed rates.

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

Translation risk arises as our foreign currency assets and liabilities are translated into U.S. dollars because the functional currencies of our foreign operations are generally denominated in the local currency. Adjustments resulting from the translation of these assets and liabilities are deferred and recorded as a component of stockholders’ equity. A measure of the potential impact of foreign currency translation can be determined through a sensitivity analysis of our cash and cash equivalents. At March 31, 2024, we had $1.2 billion of cash and cash equivalents, with a substantial portion denominated in foreign currencies. If the exchange rates of the foreign currencies we hold all changed in comparison to the U.S. dollar by 10%, the amount of cash and cash equivalents we would have reported on March 31, 2024 could have increased or decreased by approximately $66.4 million. The translation of our foreign currency revenues and expenses historically has not had a material impact on our consolidated earnings because movements in and among the major currencies in which we operate tend to impact our revenues and expenses fairly equally. However, our earnings could be impacted during periods of significant exchange rate volatility, or when some or all of the major currencies in which we operate move in the same direction against the U.S. dollar.

Transaction risk arises when we enter into a transaction that is denominated in a currency that may differ from the local functional currency. As these transactions are translated into the local functional currency, a gain or loss may result, which is recorded in current period earnings. We typically enter into foreign currency forward exchange contracts to mitigate the effects of some of this foreign currency transaction risk. Our outstanding foreign currency forward exchange contracts as of March 31, 2024 had an immaterial net unrealized loss.

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

Management conducted an evaluation, as of March 31, 2024, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2024, the Company’s disclosure controls and procedures were effective.

Except as noted below, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the quarter ended March 31, 2024, we implemented a new enterprise resource planning (“ERP”) system. The new cloud-based ERP system replaced our previous ERP system, including our accounting systems and general ledgers. As a result of this implementation, we modified certain existing controls and implemented new controls and procedures related to the new ERP system to maintain appropriate internal control over financial reporting during and after the system change. The Company does not believe this implementation has had or will have in the future a material adverse effect on the Company's internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

In May 2015, the Company’s Board of Directors (the “Board”) authorized a share repurchase program to repurchase up to $1.2 billion of the Company’s common stock. The Board authorized incremental share repurchases of up to an aggregate additional $3.5 billion of the Company’s common stock during 2021, 2022, and 2023. The Company may repurchase its common stock from time-to-time in amounts, at prices and in the manner that the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended), accelerated share repurchases, private transactions or other transactions and will be funded by cash on hand and borrowings. Repurchases may also be made from time-to-time in connection with the settlement of the Company’s stock-based compensation awards. The table below summarizes the repurchases of our common stock during the three months ended March 31, 2024.

Period	Total Number of Shares Purchased (#)	Average Price Paid Per Share ($)	Total Number of Shares Purchased Under Announced Programs (#)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2024 to January 31, 2024	3,082	$438.71	—	$987,098
February 1, 2024 to February 29, 2024	348,506	455.98	202,840	895,475
March 1, 2024 to March 31, 2024	138,146	469.50	136,787	$831,262
Total for the quarter (1)	489,734	$459.69	339,627

(1)The repurchased shares during the three months ended March 31, 2024 included 150,107 shares purchased for the settlement of stock-based compensation awards and 339,627 shares purchased in the open market. All amounts presented are exclusive of the excise tax accrual.

ITEM 5. OTHER INFORMATION

No director or Section 16 officer adopted or terminated a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5–1 trading arrangement during the three months ended March 31, 2024.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

3.1(2)	Restated Certificate of Incorporation of the Company.

3.2(3)	By-laws of Gartner, Inc. (as amended through April 29, 2021).

10.1(1)	Credit Amendment, dated as of March 26, 2024, among Gartner, Inc., the lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

10.2*	2011 Employee Stock Purchase Plan, as amended and restated, as of May 1, 2024.

31.1*	Certification of chief executive officer under Rule 13a — 14(a)/15d — 14(a).

31.2*	Certification of chief financial officer under Rule 13a — 14(a)/15d — 14(a).

32*	Certification under 18 U.S.C. 1350.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101).

*     Filed with this report.
(1)     Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 1, 2024.
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

Gartner, Inc.

Date:	April 30, 2024	/s/ Craig W. Safian
Craig W. Safian
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)