Form 10-Q
period 2024-06-30
GARTNER INC
filed 2024-07-30
CIK 749251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 26, 2024, 77,059,514 shares of the registrant’s common shares were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited; in thousands, except share data)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$1,235,785	$1,318,999
Fees receivable, net of allowances of $9,000 for both periods	1,404,321	1,601,228
Deferred commissions	320,687	380,479
Prepaid expenses and other current assets	147,922	127,180
Total current assets	3,108,715	3,427,886
Property, equipment and leasehold improvements, net	258,450	262,718
Operating lease right-of-use assets	339,805	366,809
Goodwill	2,934,222	2,937,260
Intangible assets, net	455,021	501,958
Other assets	334,496	339,288
Total Assets	$7,430,709	$7,835,919
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$835,287	$1,127,604
Deferred revenues	2,626,511	2,640,515
Current portion of long-term debt	—	9,600
Total current liabilities	3,461,798	3,777,719
Long-term debt, net of deferred financing fees	2,457,872	2,448,696
Operating lease liabilities	471,553	513,406
Other liabilities	392,827	415,464
Total Liabilities	6,784,050	7,155,285
Stockholders’ Equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0005 par value, 250,000,000 shares authorized; 163,602,067 shares issued for both periods	82	82
Additional paid-in capital	2,421,835	2,320,289
Accumulated other comprehensive loss, net	(81,653)	(76,331)
Accumulated earnings	5,179,385	4,739,292
Treasury stock, at cost, 86,106,177 and 85,264,526 common shares, respectively	(6,872,990)	(6,302,698)
Total Stockholders’ Equity	646,659	680,634
Total Liabilities and Stockholders’ Equity	$7,430,709	$7,835,919

See the accompanying notes to Condensed Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues:
Research	$1,265,992	$1,207,885	$2,534,164	$2,425,076
Conferences	186,084	168,897	256,153	233,539
Consulting	142,984	126,403	277,669	253,439
Total revenues	1,595,060	1,503,185	3,067,986	2,912,054
Costs and expenses:
Cost of services and product development	513,314	487,418	972,755	922,557
Selling, general and administrative	712,071	680,168	1,401,904	1,337,258
Depreciation	27,594	23,712	53,911	47,608
Amortization of intangibles	22,940	22,901	45,930	45,636
Acquisition and integration charges	358	1,973	818	3,341
Gain from sale of divested operation	—	3,906	—	(135,410)
Total costs and expenses	1,276,277	1,220,078	2,475,318	2,220,990
Operating income	318,783	283,107	592,668	691,064
Interest expense, net	(19,990)	(24,558)	(39,209)	(51,949)
Gain on event cancellation insurance claims	—	—	—	3,077
Other income, net	504	5,575	5,395	3,209
Income before income taxes	299,297	264,124	558,854	645,401
Provision for income taxes	69,749	66,081	118,761	151,575
Net income	$229,548	$198,043	$440,093	$493,826

Net income per share:
Basic	$2.95	$2.50	$5.64	$6.22
Diluted	$2.93	$2.48	$5.60	$6.17
Weighted average shares outstanding:
Basic	77,816	79,285	78,078	79,368
Diluted	78,288	79,820	78,651	80,015

See the accompanying notes to Condensed Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited; in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$229,548	$198,043	$440,093	$493,826
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,967)	6,932	(12,674)	8,764
Interest rate swaps – net change in deferred gain or loss	3,649	3,818	7,250	7,652
Pension plans – net change in deferred actuarial loss	51	33	102	67
Other comprehensive income (loss), net of tax	733	10,783	(5,322)	16,483
Comprehensive income	$230,281	$208,826	$434,771	$510,309

See the accompanying notes to Condensed Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited; in thousands)

Three and Six Months Ended June 30, 2024
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Accumulated Earnings	Treasury Stock	Total
Balance at December 31, 2023	$82	$2,320,289	$(76,331)	$4,739,292	$(6,302,698)	$680,634
Net income	—	—	—	210,545	—	210,545
Other comprehensive income	—	—	(6,055)	—	—	(6,055)
Issuances under stock plans	—	2,712	—	—	5,360	8,072
Common share repurchases (including excise tax)	—	—	—	—	(225,522)	(225,522)
Stock-based compensation expense	—	50,500	—	—	—	50,500
Balance at March 31, 2024	$82	$2,373,501	$(82,386)	$4,949,837	$(6,522,860)	$718,174
Net income	—	—	—	229,548	—	229,548
Other comprehensive loss	—	—	733	—	—	733
Issuances under stock plans	—	8,587	—	—	(2,161)	6,426
Common share repurchases (including excise tax)	—	—	—	—	(347,969)	(347,969)
Stock-based compensation expense	—	39,747	—	—	—	39,747
Balance at June 30, 2024	$82	$2,421,835	$(81,653)	$5,179,385	$(6,872,990)	$646,659

Three and Six Months Ended June 30, 2023
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Accumulated Earnings	Treasury Stock	Total
Balance at December 31, 2022	$82	$2,179,604	$(101,610)	$3,856,826	$(5,707,104)	$227,798
Net income	—	—	—	295,783	—	295,783
Other comprehensive loss	—	—	5,700	—	—	5,700
Issuances under stock plans	—	(2,141)	—	—	9,520	7,379
Common share repurchases	—	—	—	—	(108,850)	(108,850)
Stock-based compensation expense	—	45,048	—	—	—	45,048
Balance at March 31, 2023	$82	$2,222,511	$(95,910)	$4,152,609	$(5,806,434)	$472,858
Net income	—	—	—	198,043	—	198,043
Other comprehensive loss	—	—	10,783	—	—	10,783
Issuances under stock plans	—	4,313	—	—	1,586	5,899
Common share repurchases (including excise tax)	—	—	—	—	(133,310)	(133,310)
Stock-based compensation expense	—	32,233	—	—	—	32,233
Balance at June 30, 2023	$82	$2,259,057	$(85,127)	$4,350,652	$(5,938,158)	$586,506

See the accompanying notes to Condensed Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Six Months Ended
	June 30,
	2024	2023
Operating activities:
Net income	$440,093	$493,826
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	99,841	93,244
Stock-based compensation expense	90,247	77,281
Deferred taxes	3,091	(16,153)
Gain from sale of divested operation	—	(135,410)
Loss on impairment of lease related assets	527	18,727
Reduction in the carrying amount of operating lease right-of-use assets	32,167	35,357
Amortization and write-off of deferred financing fees	2,548	2,330
Gain on de-designated swaps	(5,038)	(5,101)
Changes in assets and liabilities, net of acquisitions and divestitures:
Fees receivable, net	172,907	294,569
Deferred commissions	55,063	54,053
Prepaid expenses and other current assets	(22,525)	(18,667)
Other assets	(28,533)	(30,738)
Deferred revenues	15,935	36,704
Accounts payable and accrued and other liabilities	(297,523)	(299,561)
Cash provided by operating activities	558,800	600,461
Investing activities:
Additions to property, equipment and leasehold improvements	(52,027)	(46,694)
Acquisition of business	(2,000)	—
Proceeds from sale of divested operation	—	156,057
Cash (used in) provided by investing activities	(54,027)	109,363
Financing activities:
Proceeds from employee stock purchase plan	14,460	13,240
Payments of deferred financing fees	(2,972)	—
Proceeds from revolving credit facility	274,400	—
Payments on long-term debt	(274,400)	(3,600)
Purchases of treasury stock	(564,717)	(238,372)
Cash used in financing activities	(553,229)	(228,732)
Net (decrease) increase in cash and cash equivalents and restricted cash	(48,456)	481,092
Effects of exchange rates on cash and cash equivalents	(35,358)	(6,263)
Cash and cash equivalents and restricted cash, beginning of period	1,319,599	698,599
Cash and cash equivalents and restricted cash, end of period	$1,235,785	$1,173,428

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

The fiscal year of Gartner is the twelve-month period from January 1 through December 31. In the opinion of management, all normal recurring accruals and adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented herein have been included. The results of operations for the three and six months ended June 30, 2024 may not be indicative of the results of operations for the remainder of 2024 or beyond. When used in these notes, the terms “Gartner,” the “Company,” “we,” “us,” or “our” refer to Gartner, Inc. and its consolidated subsidiaries.

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

	June 30,	December 31,
	2024	2023
Cash and cash equivalents	$1,235,785	$1,318,999
Restricted cash classified in (1):
Prepaid expenses and other current assets	—	600
Cash and cash equivalents and restricted cash	$1,235,785	$1,319,599

(1)Restricted cash consisted of an escrow account established in connection with one of the Company’s business acquisitions. Generally, such cash is restricted to use due to provisions contained in the underlying acquisition agreement. During the three months ended June 30, 2024,the Company paid $0.6 million of restricted cash for deferred consideration related to a 2022 acquisition.

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

Accounting standards issued but not yet adopted. The FASB has issued accounting standards that have not yet become effective as of June 30, 2024 and may impact the Company’s Consolidated Financial Statements or related disclosures in future periods. The standards and their potential impacts are discussed below.

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

Segment Reporting— In November 2023, the FASB issued ASU 2023-07, Segment Reporting: Improvements in Reportable Segment Disclosures (“ASU No. 2023-07”). The amendments in the ASU are expected to improve disclosures about a public entity’s reportable segments and addresses requests from investors and other allocators of capital for additional, more detailed information about a reportable segment’s expenses. ASU 2023-07 requires public companies to disclose, on an annual and interim basis, significant expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit and loss. The amendments in the ASU require that a public company provide all annual disclosures about a reportable segment’s profit or loss and assets currently required under ASC 280 in interim periods. The amendments in the ASU also require that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the significant expenses disclosed and each reported measure of segment profit or loss. The amendments in the ASU, among other items, also requires that a public company disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The ASU applies to all public entities that are required to report segment information in accordance with Topic 280. All public entities will be required to report segment information in accordance with the new guidance starting in annual periods beginning after December 15, 2023 and for interim periods within annual periods beginning after December 15, 2024. The Company expects this ASU to only impact its disclosures with no impacts to the Company’s results of operations, cash flows, and financial condition.

Note 2 — Acquisition and Divestiture

Acquisition

In September 2023, the Company acquired 100% of a formerly independent sales agent of Gartner research products in the Czech Republic for an aggregate purchase price of $7.9 million, including cash acquired and deferred consideration. During the six months ended June 30, 2024, the Company paid $2.0 million of deferred consideration. The allocation of the purchase price is preliminary with respect to certain tax matters.

Divestiture

In February 2023, the Company completed the sale of a non-core business, TalentNeuron, for approximately $161.1 million net of post-close adjustments. The Company recorded pre-tax gains of $135.4 million on the sale of TalentNeuron, which is included in Gain from sale of divested operation in the Consolidated Statement of Operations during the six months ended June 30, 2023. TalentNeuron was included in the Company’s Research segment.

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

The table below presents changes to the carrying amount of goodwill by segment during the six months ended June 30, 2024 (in thousands).

	Research	Conferences	Consulting	Total
Balance at December 31, 2023 (1)	$2,657,549	$183,997	$95,714	$2,937,260
Foreign currency translation impact	(2,789)	(43)	(206)	(3,038)
Balance at June 30, 2024 (1)	$2,654,760	$183,954	$95,508	$2,934,222

(1)The Company does not have any accumulated goodwill impairment losses.

Finite-Lived Intangible Assets

The tables below present reconciliations of the carrying amounts of the Company’s finite-lived intangible assets as of the dates indicated (in thousands).

June 30, 2024	Customer Relationships	Technology-related	Other	Total
Gross cost at December 31, 2023	$1,077,183	$11,200	$10,200	$1,098,583
Foreign currency translation impact	(2,110)	—	—	(2,110)
Gross cost	1,075,073	11,200	10,200	1,096,473
Accumulated amortization (1)	(623,426)	(11,200)	(6,826)	(641,452)
Balance at June 30, 2024	$451,647	$—	$3,374	$455,021

December 31, 2023	Customer Relationships	Technology-related	Other	Total
Gross cost	$1,077,183	11,200	$10,200	$1,098,583
Accumulated amortization (1)	(580,937)	(9,333)	(6,355)	(596,625)
Balance at December 31, 2023	$496,246	$1,867	$3,845	$501,958

(1) Finite-lived intangible assets are amortized using the straight-line method over the following periods: Customer relationships—6 to 13 years; Technology-related—3 years; and Other—11 years.

Amortization expense related to finite-lived intangible assets was $22.9 million during both the three months ended June 30, 2024 and 2023, and $45.9 million and $45.6 million during the six months ended June 30, 2024 and 2023, respectively. The estimated future amortization expense by year for finite-lived intangible assets is presented in the table below (in thousands).

2024 (remaining six months)	$44,054
2025	81,308
2026	78,634
2027	78,026
2028	76,554
Thereafter	96,445
$455,021

Note 4 — Revenue and Related Matters

Disaggregated Revenue — The Company’s disaggregated revenue by reportable segment is presented in the tables below for the periods indicated (in thousands).

By Primary Geographic Market (1)

Three Months Ended June 30, 2024
Primary Geographic Market	Research	Conferences	Consulting	Total
United States and Canada	$832,719	$131,119	$90,943	$1,054,781
Europe, Middle East and Africa	287,650	46,629	34,681	368,960
Other International	145,623	8,336	17,360	171,319
Total revenues	$1,265,992	$186,084	$142,984	$1,595,060

Three Months Ended June 30, 2023
Primary Geographic Market	Research	Conferences	Consulting	Total
United States and Canada	$812,724	$123,243	$76,413	$1,012,380
Europe, Middle East and Africa	258,255	38,803	33,865	330,923
Other International	136,906	6,851	16,125	159,882
Total revenues	$1,207,885	$168,897	$126,403	$1,503,185

Six Months Ended June 30, 2024
Primary Geographic Market	Research	Conferences	Consulting	Total
United States and Canada	$1,667,940	$179,209	$169,482	$2,016,631
Europe, Middle East and Africa	575,193	56,957	71,283	703,433
Other International	291,031	19,987	36,904	347,922
Total revenues	$2,534,164	$256,153	$277,669	$3,067,986

Six Months Ended June 30, 2023
Primary Geographic Market	Research	Conferences	Consulting	Total
United States and Canada	$1,622,123	$172,018	$153,388	$1,947,529
Europe, Middle East and Africa	526,912	48,010	66,803	641,725
Other International	276,041	13,511	33,248	322,800
Total revenues	$2,425,076	$233,539	$253,439	$2,912,054

(1)Revenue is reported based on where the sale is fulfilled.

The Company’s revenue is generated primarily through direct sales to clients by domestic and international sales forces and a network of independent international sales agents.

By Timing of Revenue Recognition

Three Months Ended June 30, 2024
Timing of Revenue Recognition	Research	Conferences	Consulting	Total
Transferred over time (1)	$1,187,626	$—	$106,584	$1,294,210
Transferred at a point in time (2)	78,366	186,084	36,400	300,850
Total revenues	$1,265,992	$186,084	$142,984	$1,595,060

Three Months Ended June 30, 2023
Timing of Revenue Recognition	Research	Conferences	Consulting	Total
Transferred over time (1)	$1,113,328	$—	$103,921	$1,217,249
Transferred at a point in time (2)	94,557	168,897	22,482	285,936
Total revenues	$1,207,885	$168,897	$126,403	$1,503,185

Six Months Ended June 30, 2024
Timing of Revenue Recognition	Research	Conferences	Consulting	Total
Transferred over time (1)	$2,369,894	$—	$215,171	$2,585,065
Transferred at a point in time (2)	164,270	256,153	62,498	482,921
Total revenues	$2,534,164	$256,153	$277,669	$3,067,986

Six Months Ended June 30, 2023
Timing of Revenue Recognition	Research	Conferences	Consulting	Total
Transferred over time (1)	$2,223,124	$—	$200,928	$2,424,052
Transferred at a point in time (2)	201,952	233,539	52,511	488,002
Total revenues	$2,425,076	$233,539	$253,439	$2,912,054

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

Performance Obligations — For customer contracts that are greater than one year in duration, the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied (or partially unsatisfied) as of June 30, 2024 was approximately $5.6 billion. The Company expects to recognize $1.8 billion, $2.7 billion and $1.1 billion of this revenue (most of which pertains to Research) during the remainder of 2024, the year ending December 31, 2025 and thereafter, respectively. The Company applies a practical expedient that is permitted under ASC Topic 606 and, accordingly, it does not disclose such performance obligation information for customer contracts that have original durations of one year or less. The Company’s performance obligations for contracts meeting this ASC Topic 606 disclosure exclusion primarily include: (i) stand-ready services under Research subscription contracts; (ii) holding conferences and meetings where attendees and exhibitors can participate; and (iii) providing customized Consulting solutions for clients under fixed fee and time and materials engagements. The remaining duration of these performance obligations is generally less than one year, which aligns with the period that the parties have enforceable rights and obligations under the affected contracts.

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

	June 30,	December 31,
	2024	2023
Assets:
Fees receivable, gross (1)	$1,413,321	$1,610,228
Contract assets recorded in Prepaid expenses and other current assets (2)	$29,773	$28,791

Contract liabilities:
Deferred revenues (current liability) (3)	$2,626,511	$2,640,515
Non-current deferred revenues recorded in Other liabilities (3)	25,082	33,490
Total contract liabilities	$2,651,593	$2,674,005

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

The Company recognized revenue of $1.2 billion during both the three months ended June 30, 2024 and 2023, and $1.7 billion and $1.6 billion during the six months ended June 30, 2024 and 2023, respectively, that was attributable to deferred revenues that were recorded at the beginning of each such period. Those amounts primarily consisted of Research revenues that were recognized ratably as control of the goods or services passed to the customer during the reporting periods. During each of the three and six months ended June 30, 2024 and 2023, the Company did not record any material impairments related to its contract assets.

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

The table below sets forth the calculation of basic and diluted income per share for the periods indicated (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator:
Net income used for calculating basic and diluted income per share	$229,548	$198,043	$440,093	$493,826
Denominator:
Weighted average common shares used in the calculation of basic income per share	77,816	79,285	78,078	79,368
Dilutive effect of outstanding awards associated with stock-based compensation plans (1)	472	535	573	647
Shares used in the calculation of diluted income per share	78,288	79,820	78,651	80,015
Basic income per share	$2.95	$2.50	$5.64	$6.22
Diluted income per share	$2.93	$2.48	$5.60	$6.17

(1)Certain outstanding awards associated with stock-based compensation plans were not included in the computation of diluted income per share because the effect would have been anti-dilutive. These anti-dilutive outstanding awards associated with stock-based compensation plans was approximately 0.1 million for both the three and six months ended June 30, 2024 and approximately 0.2 million for both the three and six months ended June 30, 2023.

Note 6 — Stock-Based Compensation

The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company currently awards stock-settled stock appreciation rights, service-based and performance-based restricted stock units, and common stock equivalents. As of June 30, 2024, the Company had 5.6 million shares of its common stock, par value $0.0005 per share, (the “Common Stock”) available for stock-based compensation awards under the Gartner, Inc. Long-Term Incentive Plan as amended and restated in June 2023 (the “Plan”).

The tables below summarize the Company’s stock-based compensation expense by award type and expense category line item during the periods indicated (in millions).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Award type	2024	2023	2024	2023
Stock appreciation rights	$3.0	$3.1	$7.6	$5.6
Restricted stock units	36.4	28.9	82.0	71.1
Common stock equivalents	0.3	0.3	0.6	0.6
Total (1)	$39.7	$32.3	$90.2	$77.3

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Expense category line item	2024	2023	2024	2023
Cost of services and product development	$15.3	$12.7	$34.8	$31.0
Selling, general and administrative	24.4	19.6	55.4	46.3
Total (1)	$39.7	$32.3	$90.2	$77.3

(1)Includes costs of $18.4 million and $13.1 million during the three months ended June 30, 2024 and 2023, respectively, and $49.0 million and $39.9 million during the six months ended June 30, 2024 and 2023, respectively, for awards to retirement-eligible employees. Those awards vest on an accelerated basis.

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

The tables below present information about the Company’s reportable segments for the periods indicated (in thousands).

Three Months Ended June 30, 2024	Research	Conferences	Consulting	Consolidated
Revenues	$1,265,992	$186,084	$142,984	$1,595,060
Gross contribution	933,121	108,112	53,719	1,094,952
Corporate and other expenses				(776,169)
Operating income				$318,783

Three Months Ended June 30, 2023	Research	Conferences	Consulting	Consolidated
Revenues	$1,207,885	$168,897	$126,403	$1,503,185
Gross contribution	885,282	98,450	47,321	1,031,053
Corporate and other expenses				(747,946)
Operating income				$283,107

Six Months Ended June 30, 2024	Research	Conferences	Consulting	Consolidated
Revenues	$2,534,164	$256,153	$277,669	$3,067,986
Gross contribution	1,877,690	131,367	108,006	2,117,063
Corporate and other expenses				(1,524,395)
Operating income				$592,668

Six Months Ended June 30, 2023	Research	Conferences	Consulting	Consolidated
Revenues	$2,425,076	$233,539	$253,439	$2,912,054
Gross contribution	1,784,796	125,238	98,129	2,008,163
Corporate and other expenses				(1,317,099)
Operating income				$691,064

The table below provides a reconciliation of total segment gross contribution to net income for the periods indicated (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Total segment gross contribution	$1,094,952	$1,031,053	$2,117,063	$2,008,163
Costs and expenses:
Cost of services and product development - unallocated (1)	13,206	15,286	21,832	18,666
Selling, general and administrative	712,071	680,168	1,401,904	1,337,258
Depreciation and amortization	50,534	46,613	99,841	93,244
Acquisition and integration charges	358	1,973	818	3,341
Gain from sale of divested operation	—	3,906	—	(135,410)
Operating income	318,783	283,107	592,668	691,064
Interest expense and other, net	(19,486)	(18,983)	(33,814)	(48,740)
Gain on event cancellation insurance claims	—	—	—	3,077
Less: Provision for income taxes	69,749	66,081	118,761	151,575
Net income	$229,548	$198,043	$440,093	$493,826

(1)The unallocated amounts consist of certain bonus and fringe costs recorded in consolidated Cost of services and product development that are not allocated to segment expense. The Company’s policy is to allocate bonuses to segments at 100% of a segment employee’s target bonus. Amounts above or below 100% are absorbed by corporate.

Note 8 — Debt

The Company’s total outstanding borrowings are summarized in the table below (in thousands).

	June 30,	December 31,
Description	2024	2023
2024 Credit Agreement - Revolving facility (1), (2)	$274,400	$—
2020 Credit Agreement - Term loan facility	—	274,400
2020 Credit Agreement - Revolving credit facility	—	—
4.50% Senior Notes due 2028 (“2028 Notes”)	800,000	800,000
3.625% Senior Notes due 2029 (“2029 Notes”)	600,000	600,000
3.75% Senior Notes due 2030 (“2030 Notes”)	800,000	800,000
Other (3)	5,000	5,000
Principal amount outstanding (4)	2,479,400	2,479,400
Less: deferred financing fees (5)	(21,528)	(21,104)
Net balance sheet carrying amount	$2,457,872	$2,458,296

(1)The contractual annualized interest rate as of June 30, 2024 on the 2024 Credit Agreement was 6.725%, which consisted of Term Secured Overnight Financing Rate (“SOFR”) of 5.375% plus a margin of 1.350%. However, the Company has an interest rate swap contract that effectively converts the floating SOFR on outstanding amounts to a fixed base rate.
(2)The Company had approximately $0.7 billion of available borrowing capacity on the 2024 Credit Agreement revolver (not including the expansion feature) as of June 30, 2024.
(3)Consists of a State of Connecticut economic development loan originated in 2019 with a 10-year maturity and bears interest at a fixed rate of 1.75%. This loan may be repaid at any time by the Company without penalty.
(4)The weighted average annual effective rate on the Company’s outstanding debt for the three and six months ended June 30, 2024, including the effects of its interest rate swaps discussed below, was 5.03% and 5.02%, respectively.
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

Interest under the revolving facility accrues, at a variable rate, based on, at our option, (i) the Secured Overnight Funding Rate (“SOFR”) plus a credit spread adjustment of 0.10% or (ii) an alternate base rate (“Base Rate”) plus, in each case, an applicable margin, and is payable monthly. The applicable margin ranges between 1.125% and 1.75%, depending on the lower rate determined by either the Company’s leverage ratio or the credit rating of the Company’s senior unsecured debt. At June 30, 2024, the applicable all-in margin on the revolving facility was 1.35% (including the credit spread adjustment). The commitment fee payable on the unused portion of the facility is equal to between 0.125% and 0.25% based on utilization of the facility. The Company has also agreed to pay customary letter of credit fees.

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

On March 26, 2024, in connection with the closing of the 2024 Credit Agreement and as a result of the termination of the 2020 Credit Agreement, the Company’s subsidiaries that guaranteed the Company’s 2029 Notes were released from their guarantee obligations with respect to the Notes, in accordance with the terms of the indenture pursuant to which the 2029 Notes was issued.

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

On March 26, 2024, in connection with the closing of the 2024 Credit Agreement and as a result of the termination of the 2020 Credit Agreement, the Company’s subsidiaries that guaranteed the Company’s 2030 Notes were released from their guarantee obligations with respect to the Notes, in accordance with the terms of the indenture pursuant to which the 2030 Notes was issued.

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

On March 26, 2024, in connection with the closing of the 2024 Credit Agreement and as a result of the termination of the 2020 Credit Agreement, the Company’s subsidiaries that guaranteed the Company’s 2028 Notes were released from their guarantee obligations with respect to the Notes, in accordance with the terms of the indenture pursuant to which the 2028 Notes was issued.

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

Interest Rate Swap

As of June 30, 2024, the Company had one fixed-for-floating interest rate swap contract with a notional value of $350.0 million that matures in September 2025. Under the contract, the Company pays a base fixed rate of 2.98% and in return receives a floating Term SOFR base rate on 30-day notional borrowings.

Effective June 30, 2020, the Company de-designated all of its interest rate swaps and discontinued hedge accounting. Accordingly, subsequent changes to the fair value of the interest rate swap are recorded in Other income, net. The amounts previously recorded in Accumulated other comprehensive loss are amortized into Interest expense, net over the terms of the hedged forecasted interest payments. As of June 30, 2024, $22.6 million is remaining in Accumulated other comprehensive loss, net. See Note 11 — Derivatives and Hedging for the amounts remaining in Accumulated other comprehensive loss, net of tax effect, at June 30, 2024 and December 31, 2023. See Note 12 — Fair Value Disclosures for a discussion of the fair values of Company’s interest rate swaps.

Note 9 — Equity

Share Repurchase Authorization

In 2015, the Company’s Board of Directors (the “Board”) authorized a share repurchase program to repurchase up to $1.2 billion of the Company’s common stock. The Board authorized incremental share repurchases of up to an aggregate additional $3.5 billion of the Company’s common stock during 2021, 2022, and 2023. As of June 30, 2024, $487.8 million remained available under the share repurchase program. The Company may repurchase its common stock from time-to-time in amounts, at prices and in the manner that the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended), accelerated share repurchases, private transactions or other transactions and will be funded by cash on hand and borrowings. Repurchases may also be made from time-to-time in connection with the settlement of the Company’s stock-based compensation awards.

The Company’s share repurchase activity is presented in the table below for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Number of shares repurchased (1)	778,575	423,833	1,268,309	751,513
Cash paid for repurchased shares (in thousands) (2)	$339,593	$131,522	$564,717	$238,372

(1)The average purchase price for repurchased shares was $442.60 and $312.95 for the three months ended June 30, 2024 and 2023, respectively, and $449.19 and $321.34 for the six months ended June 30, 2024 and 2023, respectively. The repurchased shares during the three and six months ended June 30, 2024 and 2023 included purchases for both open market purchases and stock-based compensation award settlements.
(2)The cash paid for repurchased shares during the six months ended June 30, 2024 excluded $5.0 million of open market purchases with trade dates in June 2024 that settled in July 2024 and excise tax accrued. The cash paid for repurchased shares during the six months ended June 30, 2023 excluded $3.1 million of open market purchases with trade dates in June 2023 that settled in July 2023 and excise tax accrued. The cash paid for repurchased shares during the three months ended June 30, 2024 excluded $5.0 million of open market purchases with trade dates in June 2024 that settled in July 2024 and excise tax accrued. The cash paid for repurchased shares during the three months ended June 30, 2023 included $2.0 million of open market purchases with trade dates in March 2023 that settled in April 2023, and excluded $3.1 million of open market purchases with trade dates in June 2023 that settled in July 2023 and excise tax accrued.

Accumulated Other Comprehensive Loss, net (“AOCL”)

The tables below provide information about the changes in AOCL by component and the related amounts reclassified out of AOCL to income during the periods indicated (net of tax, in thousands) (1).

Three Months Ended June 30, 2024

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – March 31, 2024	$(20,561)	$(5,680)	$(56,145)	$(82,386)
Other comprehensive income (loss) activity during the period:
Change in AOCL before reclassifications to income	—	—	(2,967)	(2,967)
Reclassifications from AOCL to income (2), (3)	3,649	51	—	3,700
Other comprehensive income (loss), net	3,649	51	(2,967)	733
Balance – June 30, 2024	$(16,912)	$(5,629)	$(59,112)	$(81,653)

Three Months Ended June 30, 2023

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – March 31, 2023	$(35,414)	$(4,213)	$(56,283)	$(95,910)
Other comprehensive income (loss) activity during the period:
Change in AOCL before reclassifications to income	—	—	6,932	6,932
Reclassifications from AOCL to income (2), (3)	3,818	33	—	3,851
Other comprehensive income (loss), net	3,818	33	6,932	10,783
Balance – June 30, 2023	$(31,596)	$(4,180)	$(49,351)	$(85,127)

Six Months Ended June 30, 2024
	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2023	$(24,162)	$(5,731)	$(46,438)	$(76,331)
Other comprehensive income (loss) activity during the period:
Change in AOCL before reclassifications to income	—	—	(12,674)	(12,674)
Reclassifications from AOCL to income (2), (3)	7,250	102	—	7,352
Other comprehensive income (loss), net	7,250	102	(12,674)	(5,322)
Balance – June 30, 2024	$(16,912)	$(5,629)	$(59,112)	$(81,653)

Six Months Ended June 30, 2023
	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2022	$(39,248)	$(4,247)	$(58,115)	$(101,610)
Other comprehensive income (loss) activity during the period:
Change in AOCL before reclassifications to income	—	—	8,764	8,764
Reclassifications from AOCL to income (2), (3)	7,652	67	—	7,719
Other comprehensive income (loss), net	7,652	67	8,764	16,483
Balance – June 30, 2023	$(31,596)	$(4,180)	$(49,351)	$(85,127)

(1)Amounts in parentheses represent debits (deferred losses).
(2)$4.9 million and $5.1 million of the reclassifications related to interest rate swaps (cash flow hedges) were recorded in Interest expense, net, for the three months ended June 30, 2024 and 2023, respectively. $9.7 million and $10.2 million of the reclassifications related to interest rate swaps (cash flow hedges) were recorded in Interest expense, net, for the six months ended June 30, 2024 and 2023, respectively. See Note 8 — Debt and Note 11 — Derivatives and Hedging for information regarding the cash flow hedges.
(3)The reclassifications related to defined benefit pension plans were recorded in Other income, net.

The estimated net amount of the existing losses on the Company’s interest rate swaps that are reported in Accumulated other comprehensive loss, net at June 30, 2024 that is expected to be reclassified into earnings within the next 12 months is $18.3 million.

Note 10 — Income Taxes

The provision for income taxes was $69.7 million and $66.1 million for the three months ended June 30, 2024 and 2023, respectively. The effective income tax rate was 23.3% and 25.0% for the three months ended June 30, 2024 and 2023, respectively. The effective income tax rate is lower in the current year primarily due to larger benefit of research and development tax credits.

The provision for income taxes was $118.8 million and $151.6 million for the six months ended June 30, 2024 and 2023, respectively. The effective income tax rate was 21.3% and 23.5% for the six months ended June 30, 2024 and 2023, respectively. The effective income tax rate was higher in the prior year primarily due to the impact of the sale of the TalentNeuron business.

The Company had gross unrecognized tax benefits of $157.6 million on June 30, 2024 and $148.4 million on December 31, 2023. It is reasonably possible that gross unrecognized tax benefits will decrease by approximately $9.3 million within the next twelve months due to the anticipated closure of audits and the expiration of certain statutes of limitation.

In January 2024, the Company completed an intercompany transfer of certain intellectual property (“IP”). The tax impact of the transfer did not have a significant impact on our effective tax rate. Prior to the sale, the Company had a $103.1 million deferred tax asset for tax basis in the related IP and a full valuation allowance due to no expected local tax benefit of the asset. As a result of the IP transfer, the deferred tax asset and related valuation allowance were written off with no impact to tax expense. The Company’s intellectual property footprint continues to evolve and may result in tax rate volatility in the future.

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

June 30, 2024
Derivative Contract Type	Number of Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in AOCL, net of tax
Interest rate swap (1)	1	$350,000	$1,108	Other assets	$(16,912)
			6,827	Other current assets
Foreign currency forwards (2)	31	195,193	(183)	Accrued liabilities	—
Total	32	$545,193	$7,752		$(16,912)

December 31, 2023
Derivative Contract Type	Number of Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in AOCL, net of tax
Interest rate swap (1)	1	$350,000	$1,097	Other assets	$(24,162)
			5,962	Other current assets
Foreign currency forwards (2)	111	525,719	180	Other current assets	—
Total	112	$875,719	$7,239		$(24,162)

(1)Effective June 30, 2020, the Company de-designated all of its interest rate swaps and discontinued hedge accounting. Accordingly, subsequent changes to fair value of the interest rate swap are recorded in Other income, net. The amounts previously recorded in Accumulated other comprehensive loss are amortized into Interest expense, net over the terms of the hedged forecasted interest payments. See Note 8 — Debt for additional information regarding the Company’s interest rate swap contract.
(2)The Company has foreign exchange transaction risk because it typically enters into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currency. The Company enters into short-term foreign currency forward exchange contracts to mitigate the cash flow risk associated with changes in foreign currency rates on forecasted foreign currency transactions. These contracts are accounted for at fair value with realized and unrealized gains and losses recognized in Other income, net because the Company does not designate these contracts as hedges for accounting purposes. All of the outstanding foreign currency forward exchange contracts at June 30, 2024 matured before July 31, 2024.
(3)See Note 12 — Fair Value Disclosures for the determination of the fair values of these instruments.

At June 30, 2024, all of the Company’s derivative counterparties were investment grade financial institutions. The Company did not have any collateral arrangements with its derivative counterparties and none of the derivative contracts contained credit-risk related contingent features. The table below provides information regarding amounts recognized in the accompanying Condensed Consolidated Statements of Operations for derivative contracts for the periods indicated (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Amount recorded in:	2024	2023	2024	2023
Interest expense, net (1)	$4,870	$5,094	$9,676	$10,211
Other (income) expense, net (2)	(1,755)	(7,704)	(6,069)	(5,800)
Total (income) expense, net	$3,115	$(2,610)	$3,607	$4,411

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

Description	June 30, 2024	December 31, 2023
Assets:
Values based on Level 1 inputs:
Deferred compensation plan assets (1)	$13,766	$10,290
Total Level 1 inputs	13,766	10,290
Values based on Level 2 inputs:
Deferred compensation plan assets (1)	122,865	104,555
Foreign currency forward contracts (2)	81	1,646
Interest rate swap contract (3)	7,935	7,059
Total Level 2 inputs	130,881	113,260
Total Assets	$144,647	$123,550
Liabilities:
Values based on Level 2 inputs:
Deferred compensation plan liabilities (1)	$139,856	$121,708
Foreign currency forward contracts (2)	264	1,466
Total Level 2 inputs	140,120	123,174
Total Liabilities	$140,120	$123,174

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

	Carrying Amount		Fair Value
	June 30,	December 31,	June 30,	December 31,
Description	2024	2023	2024	2023
2028 Notes	$794,685	$794,088	$770,264	$759,040
2029 Notes	595,227	594,794	548,016	543,408
2030 Notes	793,635	793,189	716,816	709,600
Total	$2,183,547	$2,182,071	$2,035,096	$2,012,048

Assets and liabilities measured at fair value on a non-recurring basis

The Company’s certain long-lived assets, including identifiable intangible assets, goodwill, right-of-use assets and other long-lived assets, are measured at fair value on a nonrecurring basis when there are indicators of impairment. The Company recorded impairment losses during the three months ended June 30, 2023 of $10.0 million, and $0.5 million and $18.7 million for the six months ended June 30, 2024 and 2023, respectively, on right-of-use assets and other long-lived assets primarily related to certain office leases that the Company determined will no longer be used. The impairments were derived by comparing the fair value of the impacted assets to the carrying value of those assets as of the impairment measurement date, as required under ASC Topic 360 using Level 3 inputs. See Note 14 — Leases for additional discussion related to these impairment charges.

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

Indemnifications. The Company has various agreements that may obligate it to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations related to matters such as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by the Company under these agreements have not been material. As of June 30, 2024, the Company did not have any material payment obligations under any such indemnification agreements.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Description:	2024	2023	2024	2023
Operating lease cost (1)	$25,656	$28,567	$51,559	$57,366
Lease cost (2)	5,073	5,560	10,704	10,280
Sublease income	(11,807)	(13,284)	(23,689)	(25,925)
Total lease cost, net (3) (4)	$18,922	$20,843	$38,574	$41,721
Cash paid for amounts included in the measurement of operating lease liabilities	$38,787	$35,194	$72,836	$70,142
Cash receipts from sublease arrangements	$11,984	$12,779	$23,094	$25,218
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,944	$6,344	$10,735	$7,991

(1)Included in operating lease cost was $9.2 million and $10.8 million for the three months ended June 30, 2024 and 2023, respectively, and $18.4 million and $21.4 million for the six months ended June 30, 2024 and 2023, respectively, for costs related to subleasing activities.

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

	June 30,	December 31,
Description:	2024	2023
Accounts payable and accrued liabilities	$92,567	$98,493
Operating lease liabilities	471,553	513,406
Total operating lease liabilities included in the Condensed Consolidated Balance Sheets	$564,120	$611,899

As a result and in consideration of the changing nature of the Company’s use of office space, the Company continues to evaluate its existing real estate lease portfolio. In connection with this evaluation, the Company reviewed certain of its right-of-use assets and related other long-lived assets for impairment under ASC 360. As a result of the evaluation, the Company recognized impairment losses during the three months ended June 30, 2023 of $10.0 million, and $0.5 million and $18.7 million for the six months ended June 30, 2024 and 2023, respectively, which are included as a component of Selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. The impairment losses recorded include $7.1 million related to right-of-use assets and $2.9 million related to other long-lived assets, primarily leasehold improvements, for the three months ended June 30, 2023. The impairment losses recorded include $0.4 million and $5.3 million related to right-of-use assets and $0.1 million and $13.4 million related to other long-lived assets, primarily leasehold improvements, for the six months ended June 30, 2024 and 2023, respectively.

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

Note 15 — Subsequent Events

On July 25, 2024 the Company entered into a settlement agreement to resolve litigation concerning the Company's event cancellation insurance for 2020 and 2021. The settlement resolves all remaining 2020 and 2021 event cancellation insurance claims for $300.0 million. The Company expects to receive the settlement payment from the insurer during the third quarter of 2024.

On July 25, 2024, the Company’s Board of Directors authorized incremental share repurchases of up to an additional $600.0 million of Gartner’s common stock. This authorization is in addition to the previously authorized repurchases of up to $4.7 billion, which, as of the end of July 2024, had approximately $450.0 million remaining.

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

As of June 30, 2024 we had 20,495 employees globally, an increase of 1.9% from June 30, 2023.

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

We had total revenues of $1.6 billion during the second quarter of 2024, an increase of 6% compared to the second quarter of 2023. During the second quarter of 2024, revenues for Research increased by 5%, Conferences revenue increased by 10% and Consulting revenues increased by 13%, compared to the second quarter of 2023. For a more complete discussion of our results by segment, see Segment Results below.

For the second quarter of 2024 and 2023, we had net income of $229.5 million and $198.0 million, respectively, and diluted income per share of $2.93 and $2.48, respectively. Cash provided by operating activities was $558.8 million and $600.5 million during the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had $1.2 billion of cash and cash equivalents and approximately $0.7 billion of available borrowing capacity on our revolving credit facility. For a more complete discussion of our cash flows and financial position, see the Liquidity and Capital Resources section below.

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

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Increase (Decrease)	Increase (Decrease) %
Total revenues	$1,595,060	$1,503,185	$91,875	6%
Costs and expenses:
Cost of services and product development	513,314	487,418	25,896	5
Selling, general and administrative	712,071	680,168	31,903	5
Depreciation	27,594	23,712	3,882	16
Amortization of intangibles	22,940	22,901	39	—
Acquisition and integration charges	358	1,973	(1,615)	(82)
Gain from sale of divested operation	—	3,906	(3,906)	nm
Operating income	318,783	283,107	35,676	13
Interest expense, net	(19,990)	(24,558)	(4,568)	(19)
Other income, net	504	5,575	(5,071)	(91)
Less: Provision for income taxes	69,749	66,081	3,668	6
Net income	$229,548	$198,043	$31,505	16%
nm = not meaningful.

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	Increase (Decrease)	Increase (Decrease) %
Total revenues	$3,067,986	$2,912,054	$155,932	5%
Costs and expenses:
Cost of services and product development	972,755	922,557	50,198	5
Selling, general and administrative	1,401,904	1,337,258	64,646	5
Depreciation	53,911	47,608	6,303	13
Amortization of intangibles	45,930	45,636	294	1
Acquisition and integration charges	818	3,341	(2,523)	(76)
Gain from sale of divested operation	—	(135,410)	135,410	nm
Operating income	592,668	691,064	(98,396)	(14)
Interest expense, net	(39,209)	(51,949)	(12,740)	(25)
Gain on event cancellation insurance claims	—	3,077	(3,077)	nm
Other income, net	5,395	3,209	2,186	68
Less: Provision for income taxes	118,761	151,575	(32,814)	(22)
Net income	$440,093	$493,826	$(53,733)	(11)%
nm = not meaningful.

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

Total revenues for the three months ended June 30, 2024 were $1.6 billion, an increase of $91.9 million, or 6% compared to the same period in 2023 on a reported basis and 7% excluding the foreign currency impact. Total revenues for the six months ended June 30, 2024 were $3.1 billion, an increase of $0.2 billion, or 5% compared to the same period in 2023 on a reported basis and 6% excluding the foreign currency impact. Refer to the section of this MD&A below entitled “Segment Results” for a discussion of revenues and results by segment.

Cost of services and product development was $513.3 million during the three months ended June 30, 2024, an increase of $25.9 million compared to the same period in 2023, or 5% on a reported basis and 6% excluding the foreign currency impact. The increase in Cost of services and product development was primarily due to increased compensation costs associated with merit increases. Cost of services and product development as a percent of revenues was 32% for both the three months ended June 30, 2024 and 2023. Cost of services and product development was $972.8 million during the six months ended June 30, 2024, an increase of $50.2 million compared to the same period in 2023, or 5% on a reported basis and 6% excluding the foreign currency impact. The increase was primarily due to the same factor that caused the year-over-year quarterly increase. Cost of services and product development as a percent of revenues was 32% for both the six months ended June 30, 2024 and 2023.

Selling, general and administrative (“SG&A”) expense was $712.1 million during the three months ended June 30, 2024, an increase of $31.9 million compared to the same period in 2023, or 5% and on both reported basis and excluding the foreign currency impact. The increase in SG&A expense during the three months ended June 30, 2024 was primarily a result of higher personnel expenses due to increased headcount and merit increases. This increase was partially offset by lower charges associated with the impairment of right-of-use assets and other long-lived assets. SG&A expense was $1.4 billion during the six months ended June 30, 2024, an increase of $64.6 million compared to the same period in 2023, or 5% on both reported basis and excluding the foreign currency impact. The increase was primarily due to the same factors that caused the year-over-year quarterly increase. The number of quota-bearing sales associates in Global Technology Sales decreased by 2% to 3,575 and in Global Business Sales, increased by 6% to 1,215 compared to June 30, 2023. On a combined basis, the total number of quota-bearing sales associates was flat when compared to June 30, 2023. The year over year decrease in Global Technology Sales quota-bearing sales associates was primarily a function of the timing of hiring. We expect that quota-bearing headcount will increase in the mid single digits from 2023 levels by the end of 2024. SG&A expense as a percent of revenues was 45% during both the three months ended June 30, 2024 and 2023. SG&A expense as a percent of revenues was 46% for both the six months ended June 30, 2024 and 2023.

Depreciation increased by 16% and 13% during the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023. The increase for the three and six months ended June 30, 2024 was primarily due to increased software additions during the last twelve months.

Amortization of intangibles was flat and increased by 1% during the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023.

Acquisition and integration charges decreased by $1.6 million and $2.5 million during the three and six months ended June 30, 2024, compared to the same periods in 2023.

Gain from sale of divested operation was attributable to the sale of the TalentNeuron business in February 2023. We recognized a pre-tax gain of $135.4 million during the six months ended June 30, 2023. For the three months ended June 30, 2023, post-close adjustments were settled and resulted in a $3.9 million reduction to the gain.

Operating income was $318.8 million and $283.1 million during the three months ended June 30, 2024 and 2023, respectively. Operating income was $592.7 million and $691.1 million during the six months ended June 30, 2024 and 2023, respectively. The increase in operating income for the three months ended June 30, 2024 as compared to the prior year period was primarily due to increased revenue, partially offset by increases in cost of services and product development and selling, general and administrative expenses. The decrease in operating income for the six months ended June 30, 2024 as compared to the prior year period was primarily due to the gain from sale of divested operation recognized during the six months ended June 30, 2023 and increases in cost of services and product development and selling, general and administrative expenses, partially offset by increased revenue.

Interest expense, net decreased by $4.6 million and $12.7 million during the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023. The decrease for both the three and six months ended June 30, 2024 was due to increased interest income, primarily as a result of higher cash balances than the prior year.

Gain on event cancellation insurance claims of $3.1 million during the six months ended June 30, 2023 reflected proceeds related to 2020 conference cancellation insurance claims.

Other income, net for the periods presented herein included the net impact of foreign currency gains and losses from our hedging activities. Other income, net for the three and six months ended June 30, 2024 also included gains of $0.6 million and $5.0 million, respectively, on de-designated interest rate swaps. Other income, net for the three and six months ended June 30, 2023 included gains of $6.5 million and $5.1 million, respectively, on de-designated interest rate swaps.

The provision for income taxes was $69.7 million and $66.1 million for the three months ended June 30, 2024 and 2023, respectively and $118.8 million and $151.6 million for the six months ended June 30, 2024 and 2023, respectively. The effective income tax rate was 23.3% and 25.0% for the three months ended June 30, 2024 and 2023, respectively, and 21.3% and 23.5% for the six months ended June 30, 2024 and 2023, respectively. The lower effective income tax rate for the three months ended June 30, 2024 compared to the same period in the prior year was primarily due to larger benefit of research and development tax credits. The lower effective income tax rate for the six months ended June 30, 2024 was primarily due to the impact of the sale of the TalentNeuron business on the prior year rate.

Net income for the three months ended June 30, 2024 and 2023 was $229.5 million and $198.0 million, respectively, while net income for the six months ended June 30, 2024 and 2023 was $440.1 million and $493.8 million, respectively. Our diluted net income per share during the three and six months ended June 30, 2024 increased by $0.45 and decreased by $0.57, respectively. The increase in net income during the three months ended June 30, 2024 was due to an increase in revenue and lower interest expense, net, partially offset by an increase in operating expenses. The decrease in net income during the six months ended June 30, 2024 was primarily due to the gain from sale of divested operation recognized during the six months ended June 30, 2023 and increased operating expenses, partially offset by an increase in revenue and lower interest expense, net.

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

Reportable Segments

The sections below present the results of the Company’s three reportable business segments: Research, Conferences and Consulting.

Research

	As Of And For The Three Months Ended June 30, 2024	As Of And For The Three Months Ended June 30, 2023	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Six Months Ended June 30, 2024	As Of And For The Six Months Ended June 30, 2023	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$1,265,992	$1,207,885	$58,107	5%	$2,534,164	$2,425,076	$109,088	4%
Gross contribution (1)	$933,121	$885,282	$47,839	5%	$1,877,690	$1,784,796	$92,894	5%
Gross contribution margin	74%	73%	1 point	—	74%	74%	0 point	—
Business Measurements:
Contract Value (1), (3)	$4,937,000	$4,596,000	$341,000	7%
Global Technology Sales (2):
Contract value (1), (3)	$3,797,000	$3,578,000	$219,000	6%
Client retention	83%	84%	(1) point	—
Wallet retention	101%	102%	(1) point	—
Global Business Sales (2):
Contract value (1), (3)	$1,140,000	$1,018,000	$122,000	12%
Client retention	87%	88%	(1) point	—
Wallet retention	106%	109%	(3) points	—

(1)Dollars in thousands.
(2)Global Technology Sales includes sales to users and providers of technology. Global Business Sales includes sales to all other functional leaders.
(3)Contract values are on a foreign currency neutral basis. Contract values as of June 30, 2023 have been calculated using the same foreign currency rates as 2024.

Research revenues increased by $58.1 million during the three months ended June 30, 2024 compared to the same period in 2023, or 5% on a reported basis and 6% excluding the foreign currency impact. For the six months ended June 30, 2024, research revenue increased by $109.1 million compared to the same period in 2023 or 4% on a reported basis and 5% excluding the foreign currency impact. The increase in revenues during 2024 was primarily due to Research contract value growth in 2023. The segment gross contribution margin was 74% and 73% for the three months ended June 30, 2024 and 2023, respectively, and 74% for both the six months ended June 30, 2024 and 2023.

Contract value increased to $4.9 billion at June 30, 2024, or 7% compared to June 30, 2023 excluding the foreign currency impact. The majority of industry sectors grew high single-digit rates or faster. The higher growth sectors were the energy, manufacturing and public sectors. Global Technology Sales (“GTS”) contract value increased by 6% at June 30, 2024 when compared to June 30, 2023. The increase in GTS contract value was primarily due to new business from existing clients. GTS contract value increased by high single-digit rates or faster for the majority of enterprise sizes and over half of industry sectors. Global Business Sales (“GBS”) contract value increased by 12% year-over-year, also primarily driven by new business from existing clients. The majority of our GBS practices achieved double-digit growth rates, with the majority of enterprise sizes and sectors growing double-digits year-over-year.

GTS client retention was 83% and 84% as of June 30, 2024 and 2023, respectively, while wallet retention was 101% and 102%, respectively. GBS client retention was 87% and 88% for June 30, 2024 and 2023, respectively, while wallet retention was 106% and 109%, respectively. The decrease in GBS wallet retention was largely due to lower levels of spending by existing clients compared to the same period in 2023.

Conferences

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Increase (Decrease)	Percentage Increase (Decrease)	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$186,084	$168,897	$17,187	10%	$256,153	$233,539	$22,614	10%
Gross contribution (1)	$108,112	$98,450	$9,662	10%	$131,367	$125,238	$6,129	5%
Gross contribution margin	58%	58%	0 point	—	51%	54%	(3) points	—
Business Measurements:
Number of destination conferences (2)	16	17	(1)	(6)%	28	27	1	4%
Number of destination conferences attendees (2)	26,369	24,520	1,849	8%	40,226	35,645	4,581	13%

(1)Dollars in thousands.
(2)Single day, local meetings are excluded.

Conferences revenues increased by $17.2 million during the three months ended June 30, 2024 compared to the same period in 2023. Conferences revenues increased by $22.6 million during the six months ended June 30, 2024 compared to the same period in 2023.The increase in revenue for the three months ended June 30, 2024 was primarily due to increased exhibitor revenue and an increase in attendees compared to the second quarter of 2023. We held 16 and 17 in-person destination conferences during the three months ended June 30, 2024 and 2023, respectively. We held 28 and 27 in-person destination conferences during the six months ended June 30, 2024 and 2023, respectively. Gross contribution increased to $108.1 million during the three months ended June 30, 2024 compared to $98.5 million in the same period last year. Gross contribution increased to $131.4 million during the six months ended June 30, 2024 compared to $125.2 million in the same period last year. The increase in gross contribution during the three and six months ended June 30, 2024 was primarily the result of the increase in revenue, partially offset by an increase in conference-related expenses and increased headcount.

Consulting

	As Of And For The Three Months Ended June 30, 2024	As Of And For The Three Months Ended June 30, 2023	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Six Months Ended June 30, 2024	As Of And For The Six Months Ended June 30, 2023	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$142,984	$126,403	$16,581	13%	$277,669	$253,439	$24,230	10%
Gross contribution (1)	$53,719	$47,321	$6,398	14%	$108,006	$98,129	$9,877	10%
Gross contribution margin	38%	37%	1 point	—	39%	39%	0 point	—
Business Measurements:
Backlog (1), (2)	$199,400	$172,300	$27,100	16%
Billable headcount	953	935	18	2%
Consultant utilization	67%	66%	1 point	—	66%	66%	0 point	—

(1)Dollars in thousands.
(2)Backlog is on a foreign currency neutral basis. Backlog as of June 30, 2023 has been calculated using the same foreign currency rates as 2024.

Consulting revenues increased by 13% during the three months ended June 30, 2024 compared to the same period in 2023 on a reported basis and 15% excluding the foreign currency impact, with an increase in labor-based consulting revenue of 3% and a increase in contract optimization revenue of 62%, each on a reported basis. Contract optimization revenue may vary significantly and, as such, revenues for the second quarter of 2024 may not be indicative of results for the remainder of 2024 or beyond. The segment gross contribution margin was 38% and 37% for the three months ended June 30, 2024 and 2023, respectively. The increase in gross contribution margin for the three months ended June 30, 2024 was also primarily due to the increase in revenue, partially offset by increased personnel expense related to higher headcount.

For the six months ended June 30, 2024, Consulting revenues increased 10% compared to the same period in 2023 on a reported basis and 11% excluding the foreign currency impact, with an increase in labor-based consulting revenue of 7% and an increase in contract optimization revenue of 19%, each on a reported basis. The segment gross contribution margin for the six months ended June 30, 2024 was flat compared to the same period in 2023.

Backlog increased by $27.1 million, or 16%, from June 30, 2023 to June 30, 2024, excluding the foreign currency impact.

LIQUIDITY AND CAPITAL RESOURCES

We finance our operations through cash generated from our operating activities and, to a lesser extent, borrowings. Note 8 — Debt in the Notes to Condensed Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations. At June 30, 2024, we had $1.2 billion of cash and cash equivalents and approximately $706.6 million of available borrowing capacity on the revolving credit facility under our 2024 Credit Agreement. We believe that the Company has adequate liquidity to meet its currently anticipated needs for both the next twelve months and the foreseeable future.

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

On July 25, 2024 we entered into a settlement agreement to resolve litigation concerning our event cancellation insurance for 2020 and 2021. The settlement resolves all remaining 2020 and 2021 event cancellation insurance claims for $300.0 million. We expect to receive the settlement payment from the insurer during the third quarter of 2024.

Our cash and cash equivalents are held in numerous locations throughout the world with 57% held outside the U.S. at June 30, 2024. We intend to reinvest substantially all of our accumulated undistributed foreign earnings, except in instances where repatriation would result in minimal additional tax.

The table below summarizes the changes in our cash balances for the periods indicated (in thousands).

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	Increase (Decrease)
Cash provided by operating activities	$558,800	$600,461	$(41,661)
Cash (used in) provided by investing activities	(54,027)	109,363	(163,390)
Cash used in financing activities	(553,229)	(228,732)	(324,497)
Net (decrease) increase in cash and cash equivalents and restricted cash	(48,456)	481,092	(529,548)
Effects of exchange rates on cash and cash equivalents	(35,358)	(6,263)	(29,095)
Beginning cash and cash equivalents and restricted cash	1,319,599	698,599	621,000
Ending cash and cash equivalents and restricted cash	$1,235,785	$1,173,428	$62,357

Operating

Cash provided by operating activities was $558.8 million and $600.5 million during the six months ended June 30, 2024 and 2023, respectively. The year-over-year decrease was primarily due to the timing of collections, partially offset by increased operating income, excluding the 2023 gain from sale of divested operation.

Investing

Cash (used in) provided by investing activities was $(54.0) million and $109.4 million during the six months ended June 30, 2024 and 2023, respectively. The decrease from 2023 to 2024 was the result of the proceeds received from the sale of the TalentNeuron business in February 2023.

Financing

Cash used in financing activities was $553.2 million and $228.7 million during the six months ended June 30, 2024 and 2023, respectively. We used $564.7 million and $238.4 million of cash for share repurchases during the six months ended June 30, 2024 and 2023, respectively. In March 2024, the Company borrowed $274.4 million under the 2024 Credit Agreement. The initial borrowing was used to repay the outstanding amounts under the 2020 Credit Agreement.

Debt

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

As of June 30, 2024, the Company had $2.5 billion of principal amount of debt outstanding. Note 8 — Debt in the Notes to Condensed Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations. From time to time, the Company may seek to retire or repurchase its outstanding debt through various methods including open market repurchases, negotiated block transactions, or otherwise, all or some of which may be effected through Rule 10b5-1 plans. Such transactions, if any, depend on prevailing market conditions, our liquidity and capital requirements, contractual restrictions, and other factors, and may involve material amounts.

OFF BALANCE SHEET ARRANGEMENTS

From January 1, 2024 through June 30, 2024, the Company has not entered into any material off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

As of June 30, 2024, the Company had $2.5 billion in total debt principal outstanding. Note 8 — Debt in the Notes to Condensed Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations.

Approximately $274.4 million of the Company’s total debt outstanding as of June 30, 2024 was based on a floating base rate of interest, which potentially exposes the Company to increases in interest rates. However, we reduce our overall exposure to interest rate increases through our interest rate swap contract, which effectively converts the floating base interest rates on all of our variable rate borrowings to fixed rates.

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

Translation risk arises as our foreign currency assets and liabilities are translated into U.S. dollars because the functional currencies of our foreign operations are generally denominated in the local currency. Adjustments resulting from the translation of these assets and liabilities are deferred and recorded as a component of stockholders’ equity. A measure of the potential impact of foreign currency translation can be determined through a sensitivity analysis of our cash and cash equivalents. At June 30, 2024, we had $1.2 billion of cash and cash equivalents, with a substantial portion denominated in foreign currencies. If the exchange rates of the foreign currencies we hold all changed in comparison to the U.S. dollar by 10%, the amount of cash and cash equivalents we would have reported on June 30, 2024 could have increased or decreased by approximately $84.2 million. The translation of our foreign currency revenues and expenses historically has not had a material impact on our consolidated earnings because movements in and among the major currencies in which we operate tend to impact our revenues and expenses fairly equally. However, our earnings could be impacted during periods of significant exchange rate volatility, or when some or all of the major currencies in which we operate move in the same direction against the U.S. dollar.

Transaction risk arises when we enter into a transaction that is denominated in a currency that may differ from the local functional currency. As these transactions are translated into the local functional currency, a gain or loss may result, which is recorded in current period earnings. We typically enter into foreign currency forward exchange contracts to mitigate the effects of some of this foreign currency transaction risk. Our outstanding foreign currency forward exchange contracts as of June 30, 2024 had an immaterial net unrealized loss.

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

Management conducted an evaluation, as of June 30, 2024, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2024, the Company’s disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

In May 2015, the Company’s Board of Directors (the “Board”) authorized a share repurchase program to repurchase up to $1.2 billion of the Company’s common stock. The Board authorized incremental share repurchases of up to an aggregate additional $3.5 billion of the Company’s common stock during 2021, 2022, and 2023. The Board also authorized incremental shares repurchases of up to an additional $600.0 million in July 2024. The Company may repurchase its common stock from time-to-time in amounts, at prices and in the manner that the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended), accelerated share repurchases, private transactions or other transactions and will be funded by cash on hand and borrowings. Repurchases may also be made from time-to-time in connection with the settlement of the Company’s stock-based compensation awards. The table below summarizes the repurchases of our common stock during the three months ended June 30, 2024.

Period	Total Number of Shares Purchased (#)	Average Price Paid Per Share ($)	Total Number of Shares Purchased Under Announced Programs (#)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1, 2024 to April 30, 2024	287,393	$456.47	286,103	$700,681
May 1, 2024 to May 31, 2024	280,296	432.29	279,328	579,920
June 1, 2024 to June 30, 2024	210,886	437.37	210,606	$487,807
Total for the quarter (1)	778,575	$442.60	776,037

(1)The repurchased shares during the three months ended June 30, 2024 included 2,538 shares purchased for the settlement of stock-based compensation awards and 776,037 shares purchased in the open market. All amounts presented are exclusive of the excise tax accrual.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

No director or Section 16 officer adopted or terminated a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5–1 trading arrangement during the three months ended June 30, 2024.

Amendment and Restatement of By-Laws

On July 25, 2024, the Board of Directors (the “Board”) of the Company approved an amendment and restatement to the Company’s By-Laws (the “By-laws”) to provide, in Article III, Section 7, that the Lead Independent Director may call special meetings of the Board. The amendment and restatement took effect upon approval by the Board.

The foregoing description of the amendments contained in the By-laws is qualified in its entirety by reference to the full text of, and should be read in conjunction with, the By-laws, a copy of which is filed with this Quarterly Report on Form 10-Q as Exhibit 3.2 and incorporated herein by reference.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

3.1(1)	Restated Certificate of Incorporation of the Company.

3.2*	By-laws of Gartner, Inc. (as amended and restated through July 25, 2024).

10.1(2)	Second Amendment to Employment Agreement between Eugene A. Hall and the Corporation effective as of July 1, 2024.

31.1*	Certification of chief executive officer under Rule 13a — 14(a)/15d — 14(a).

31.2*	Certification of chief financial officer under Rule 13a — 14(a)/15d — 14(a).

32*	Certification under 18 U.S.C. 1350.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101).

*     Filed with this report.
(1)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 6, 2005.
(2)     Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 1, 2024.

Items 3 and 4 of Part II are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gartner, Inc.

Date:	July 30, 2024	/s/ Craig W. Safian
Craig W. Safian
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)