Form 10-Q
period 2024-09-30
GARTNER INC
filed 2024-11-05
CIK 749251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2024, 77,134,280 shares of the registrant’s common shares were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited; in thousands, except share data)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$1,768,292	$1,318,999
Fees receivable, net of allowances of $9,000 for both periods	1,305,754	1,601,228
Deferred commissions	303,999	380,479
Prepaid expenses and other current assets	173,484	127,180
Total current assets	3,551,529	3,427,886
Property, equipment and leasehold improvements, net	254,101	262,718
Operating lease right-of-use assets	326,211	366,809
Goodwill	2,937,780	2,937,260
Intangible assets, net	440,147	501,958
Other assets	335,682	339,288
Total Assets	$7,845,450	$7,835,919
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$909,821	$1,127,604
Deferred revenues	2,562,139	2,640,515
Current portion of long-term debt	—	9,600
Total current liabilities	3,471,960	3,777,719
Long-term debt, net of deferred financing fees	2,458,889	2,448,696
Operating lease liabilities	452,311	513,406
Other liabilities	397,608	415,464
Total Liabilities	6,780,768	7,155,285
Stockholders’ Equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0005 par value, 250,000,000 shares authorized; 163,602,067 shares issued for both periods	82	82
Additional paid-in capital	2,460,664	2,320,289
Accumulated other comprehensive loss, net	(55,633)	(76,331)
Accumulated earnings	5,594,434	4,739,292
Treasury stock, at cost, 86,094,671 and 85,264,526 common shares, respectively	(6,934,865)	(6,302,698)
Total Stockholders’ Equity	1,064,682	680,634
Total Liabilities and Stockholders’ Equity	$7,845,450	$7,835,919

See the accompanying notes to Condensed Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues:
Research	$1,280,908	$1,218,739	$3,815,072	$3,643,815
Conferences	75,776	57,200	331,929	290,739
Consulting	127,622	132,845	405,291	386,284
Total revenues	1,484,306	1,408,784	4,552,292	4,320,838
Costs and expenses:
Cost of services and product development	475,342	450,841	1,448,097	1,373,398
Selling, general and administrative	711,729	660,527	2,113,633	1,997,785
Depreciation	29,082	24,547	82,993	72,155
Amortization of intangibles	22,170	23,989	68,100	69,625
Acquisition and integration charges	159	4,463	977	7,804
Gain from sale of divested operation	—	—	—	(135,410)
Total costs and expenses	1,238,482	1,164,367	3,713,800	3,385,357
Operating income	245,824	244,417	838,492	935,481
Interest expense, net	(17,961)	(21,820)	(57,170)	(73,769)
Gain on event cancellation insurance claims	300,000	—	300,000	3,077
Other (expense) income, net	(991)	1,877	4,404	5,086
Income before income taxes	526,872	224,474	1,085,726	869,875
Provision for income taxes	111,823	44,465	230,584	196,040
Net income	$415,049	$180,009	$855,142	$673,835

Net income per share:
Basic	$5.36	$2.28	$10.98	$8.51
Diluted	$5.32	$2.26	$10.90	$8.44
Weighted average shares outstanding:
Basic	77,484	78,923	77,880	79,220
Diluted	77,968	79,520	78,444	79,862

See the accompanying notes to Condensed Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited; in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$415,049	$180,009	$855,142	$673,835
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	22,398	(13,171)	9,724	(4,407)
Interest rate swaps – net change in deferred gain or loss	3,571	3,707	10,821	11,359
Pension plans – net change in deferred actuarial loss	51	33	153	100
Other comprehensive income (loss), net of tax	26,020	(9,431)	20,698	7,052
Comprehensive income	$441,069	$170,578	$875,840	$680,887

See the accompanying notes to Condensed Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited; in thousands)

Three and Nine Months Ended September 30, 2024
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Accumulated Earnings	Treasury Stock	Total
Balance at December 31, 2023	$82	$2,320,289	$(76,331)	$4,739,292	$(6,302,698)	$680,634
Net income	—	—	—	210,545	—	210,545
Other comprehensive loss	—	—	(6,055)	—	—	(6,055)
Issuances under stock plans	—	2,712	—	—	5,360	8,072
Common share repurchases (including excise tax)	—	—	—	—	(225,522)	(225,522)
Stock-based compensation expense	—	50,500	—	—	—	50,500
Balance at March 31, 2024	$82	$2,373,501	$(82,386)	$4,949,837	$(6,522,860)	$718,174
Net income	—	—	—	229,548	—	229,548
Other comprehensive income	—	—	733	—	—	733
Issuances under stock plans	—	8,587	—	—	(2,161)	6,426
Common share repurchases (including excise tax)	—	—	—	—	(347,969)	(347,969)
Stock-based compensation expense	—	39,747	—	—	—	39,747
Balance at June 30, 2024	$82	$2,421,835	$(81,653)	$5,179,385	$(6,872,990)	$646,659
Net income	—	—	—	415,049	—	415,049
Other comprehensive income	—	—	26,020	—	—	26,020
Issuances under stock plans	—	4,486	—	—	1,869	6,355
Common share repurchases (including excise tax)	—	—	—	—	(63,744)	(63,744)
Stock-based compensation expense	—	34,343	—	—	—	34,343
Balance at September 30, 2024	$82	$2,460,664	$(55,633)	$5,594,434	$(6,934,865)	$1,064,682

Three and Nine Months Ended September 30, 2023
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Accumulated Earnings	Treasury Stock	Total
Balance at December 31, 2022	$82	$2,179,604	$(101,610)	$3,856,826	$(5,707,104)	$227,798
Net income	—	—	—	295,783	—	295,783
Other comprehensive income	—	—	5,700	—	—	5,700
Issuances under stock plans	—	(2,141)	—	—	9,520	7,379
Common share repurchases	—	—	—	—	(108,850)	(108,850)
Stock-based compensation expense	—	45,048	—	—	—	45,048
Balance at March 31, 2023	$82	$2,222,511	$(95,910)	$4,152,609	$(5,806,434)	$472,858
Net income	—	—	—	198,043	—	198,043
Other comprehensive income	—	—	10,783	—	—	10,783
Issuances under stock plans	—	4,313	—	—	1,586	5,899
Common share repurchases (including excise tax)	—	—	—	—	(133,310)	(133,310)
Stock-based compensation expense	—	32,233	—	—	—	32,233
Balance at June 30, 2023	$82	$2,259,057	$(85,127)	$4,350,652	$(5,938,158)	$586,506
Net income	—	—	—	180,009	—	180,009
Other comprehensive loss	—	—	(9,431)	—	—	(9,431)
Issuances under stock plans	—	4,914	—	—	979	5,893
Common share repurchases (including excise tax)	—	—	—	—	(223,381)	(223,381)
Stock-based compensation expense	—	27,042	—	—	—	27,042
Balance at September 30, 2023	$82	$2,291,013	$(94,558)	$4,530,661	$(6,160,560)	$566,638

See the accompanying notes to Condensed Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Nine Months Ended
	September 30,
	2024	2023
Operating activities:
Net income	$855,142	$673,835
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	151,093	141,780
Stock-based compensation expense	124,590	104,323
Deferred taxes	(5,800)	(49,550)
Gain from sale of divested operation	—	(135,410)
Loss on impairment of lease related assets	2,950	19,062
Reduction in the carrying amount of operating lease right-of-use assets	48,431	52,741
Amortization and write-off of deferred financing fees	3,565	3,506
Gain on de-designated swaps	(2,152)	(7,650)
Changes in assets and liabilities, net of acquisitions and divestitures:
Fees receivable, net	286,634	418,033
Deferred commissions	75,783	77,510
Prepaid expenses and other current assets	(46,954)	(39,204)
Other assets	(35,565)	(28,752)
Deferred revenues	(83,961)	(51,412)
Accounts payable and accrued and other liabilities	(224,189)	(247,405)
Cash provided by operating activities	1,149,567	931,407
Investing activities:
Additions to property, equipment and leasehold improvements	(77,796)	(75,145)
Acquisition of business	(2,000)	(3,800)
Proceeds from sale of divested operation	—	156,057
Cash (used in) provided by investing activities	(79,796)	77,112
Financing activities:
Proceeds from employee stock purchase plan	20,792	19,115
Payments of deferred financing fees	(2,972)	—
Proceeds from revolving credit facility	274,400	—
Payments on long-term debt	(274,400)	(5,400)
Purchases of treasury stock	(633,377)	(447,739)
Cash used in financing activities	(615,557)	(434,024)
Net increase in cash and cash equivalents and restricted cash	454,214	574,495
Effects of exchange rates on cash and cash equivalents	(5,521)	(23,139)
Cash and cash equivalents and restricted cash, beginning of period	1,319,599	698,599
Cash and cash equivalents and restricted cash, end of period	$1,768,292	$1,249,955

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

The fiscal year of Gartner is the twelve-month period from January 1 through December 31. In the opinion of management, all normal recurring accruals and adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented herein have been included. The results of operations for the three and nine months ended September 30, 2024 may not be indicative of the results of operations for the remainder of 2024 or beyond. When used in these notes, the terms “Gartner,” the “Company,” “we,” “us,” or “our” refer to Gartner, Inc. and its consolidated subsidiaries.

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

	September 30,	December 31,
	2024	2023
Cash and cash equivalents	$1,768,292	$1,318,999
Restricted cash classified in (1):
Prepaid expenses and other current assets	—	600
Cash and cash equivalents and restricted cash	$1,768,292	$1,319,599

(1)Restricted cash consisted of an escrow account established in connection with one of the Company’s business acquisitions. Generally, such cash is restricted to use due to provisions contained in the underlying acquisition agreement. During the nine months ended September 30, 2024, the Company paid $0.6 million of restricted cash for deferred consideration related to a 2022 acquisition.

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

Gain on event cancellation insurance claims. On July 25, 2024 the Company entered into a settlement agreement to resolve litigation concerning the Company's event cancellation insurance for 2020 and 2021. The settlement resolved all remaining 2020 and 2021 event cancellation insurance claims for $300.0 million, which the Company received in August 2024. In February 2023, the Company received $3.1 million of proceeds related to 2020 event cancellation insurance claims. The Company does not record any gain on insurance claims in excess of expenses incurred until the receipt of the insurance proceeds is deemed to be realizable.

Accounting standards issued but not yet adopted. The FASB has issued accounting standards that have not yet become effective as of September 30, 2024 and may impact the Company’s Consolidated Financial Statements or related disclosures in future periods. The standards and their potential impacts are discussed below.

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

Note 2 — Acquisition and Divestiture

Acquisition

In September 2023, the Company acquired 100% of a formerly independent sales agent of Gartner research products in the Czech Republic for an aggregate purchase price of $7.9 million, including cash acquired and deferred consideration. During the nine months ended September 30, 2024, the Company paid $2.0 million of deferred consideration.

Divestiture

In February 2023, the Company completed the sale of a non-core business, TalentNeuron, for approximately $161.1 million net of post-close adjustments. The Company recorded a pre-tax gain of $135.4 million on the sale of TalentNeuron, which is included in Gain from sale of divested operation in the Consolidated Statement of Operations during the nine months ended September 30, 2023. TalentNeuron was included in the Company’s Research segment.

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

The Company’s most recent annual impairment test of goodwill was a qualitative analysis conducted during the quarter ended September 30, 2024 that indicated no impairment. Subsequent to completing the 2024 annual impairment test, there were no events or changes in circumstances noted that required an interim impairment test.

The table below presents changes to the carrying amount of goodwill by segment during the nine months ended September 30, 2024 (in thousands).

	Research	Conferences	Consulting	Total
Balance at December 31, 2023 (1)	$2,657,549	$183,997	$95,714	$2,937,260
Foreign currency translation impact	78	1	441	520
Balance at September 30, 2024 (1)	$2,657,627	$183,998	$96,155	$2,937,780

(1)The Company does not have any accumulated goodwill impairment losses.

Finite-Lived Intangible Assets

The tables below present reconciliations of the carrying amounts of the Company’s finite-lived intangible assets as of the dates indicated (in thousands).

September 30, 2024	Customer Relationships	Technology-related	Other	Total
Gross cost at December 31, 2023	$1,077,183	$11,200	$10,200	$1,098,583
Intangible assets fully amortized	—	(11,200)	—	(11,200)
Foreign currency translation impact	14,764	—	—	14,764
Gross cost	1,091,947	—	10,200	1,102,147
Accumulated amortization (1)	(654,938)	—	(7,062)	(662,000)
Balance at September 30, 2024	$437,009	$—	$3,138	$440,147

December 31, 2023	Customer Relationships	Technology-related	Other	Total
Gross cost	$1,077,183	11,200	$10,200	$1,098,583
Accumulated amortization (1)	(580,937)	(9,333)	(6,355)	(596,625)
Balance at December 31, 2023	$496,246	$1,867	$3,845	$501,958

(1) Finite-lived intangible assets are amortized using the straight-line method over the following periods: Customer relationships—6 to 13 years; Technology-related—3 years; and Other—11 years.

Amortization expense related to finite-lived intangible assets was $22.2 million and $24.0 million during the three months ended September 30, 2024 and 2023, respectively, and $68.1 million and $69.6 million during the nine months ended September 30, 2024 and 2023, respectively. The estimated future amortization expense by year for finite-lived intangible assets is presented in the table below (in thousands).

2024 (remaining three months)	$22,352
2025	82,606
2026	79,932
2027	79,324
2028	77,852
Thereafter	98,081
$440,147

Note 4 — Revenue and Related Matters

Disaggregated Revenue — The Company’s disaggregated revenue by reportable segment is presented in the tables below for the periods indicated (in thousands).

By Primary Geographic Market (1)

Three Months Ended September 30, 2024
Primary Geographic Market	Research	Conferences	Consulting	Total
United States and Canada	$836,195	$8,191	$79,448	$923,834
Europe, Middle East and Africa	297,916	40,486	30,637	369,039
Other International	146,797	27,099	17,537	191,433
Total revenues	$1,280,908	$75,776	$127,622	$1,484,306

Three Months Ended September 30, 2023
Primary Geographic Market	Research	Conferences	Consulting	Total
United States and Canada	$822,401	$7,652	$87,409	$917,462
Europe, Middle East and Africa	261,813	30,398	29,502	321,713
Other International	134,525	19,150	15,934	169,609
Total revenues	$1,218,739	$57,200	$132,845	$1,408,784

Nine Months Ended September 30, 2024
Primary Geographic Market	Research	Conferences	Consulting	Total
United States and Canada	$2,504,135	$187,400	$248,930	$2,940,465
Europe, Middle East and Africa	873,109	97,443	101,920	1,072,472
Other International	437,828	47,086	54,441	539,355
Total revenues	$3,815,072	$331,929	$405,291	$4,552,292

Nine Months Ended September 30, 2023
Primary Geographic Market	Research	Conferences	Consulting	Total
United States and Canada	$2,444,524	$179,670	$240,797	$2,864,991
Europe, Middle East and Africa	788,725	78,408	96,305	963,438
Other International	410,566	32,661	49,182	492,409
Total revenues	$3,643,815	$290,739	$386,284	$4,320,838

(1)Revenue is reported based on where the sale is fulfilled.

The Company’s revenue is generated primarily through direct sales to clients by domestic and international sales forces and a network of independent international sales agents.

By Timing of Revenue Recognition

Three Months Ended September 30, 2024
Timing of Revenue Recognition	Research	Conferences	Consulting	Total
Transferred over time (1)	$1,206,182	$—	$101,246	$1,307,428
Transferred at a point in time (2)	74,726	75,776	26,376	176,878
Total revenues	$1,280,908	$75,776	$127,622	$1,484,306

Three Months Ended September 30, 2023
Timing of Revenue Recognition	Research	Conferences	Consulting	Total
Transferred over time (1)	$1,125,285	$—	$99,719	$1,225,004
Transferred at a point in time (2)	93,454	57,200	33,126	183,780
Total revenues	$1,218,739	$57,200	$132,845	$1,408,784

Nine Months Ended September 30, 2024
Timing of Revenue Recognition	Research	Conferences	Consulting	Total
Transferred over time (1)	$3,576,076	$—	$316,417	$3,892,493
Transferred at a point in time (2)	238,996	331,929	88,874	659,799
Total revenues	$3,815,072	$331,929	$405,291	$4,552,292

Nine Months Ended September 30, 2023
Timing of Revenue Recognition	Research	Conferences	Consulting	Total
Transferred over time (1)	$3,348,409	$—	$300,647	$3,649,056
Transferred at a point in time (2)	295,406	290,739	85,637	671,782
Total revenues	$3,643,815	$290,739	$386,284	$4,320,838

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

Performance Obligations — For customer contracts that are greater than one year in duration, the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied (or partially unsatisfied) as of September 30, 2024 was approximately $5.7 billion. The Company expects to recognize $1.0 billion, $3.0 billion and $1.7 billion of this revenue (most of which pertains to Research) during the remainder of 2024, the year ending December 31, 2025 and thereafter, respectively. The Company applies a practical expedient that is permitted under ASC Topic 606 and, accordingly, it does not disclose such performance obligation information for customer contracts that have original durations of one year or less. The Company’s performance obligations for contracts meeting this ASC Topic 606 disclosure exclusion primarily include: (i) stand-ready services under Research subscription contracts; (ii) holding conferences and meetings where attendees and exhibitors can participate; and (iii) providing customized Consulting solutions for clients under fixed fee and time and materials engagements. The remaining duration of these performance obligations is generally less than one year, which aligns with the period that the parties have enforceable rights and obligations under the affected contracts.

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

	September 30,	December 31,
	2024	2023
Assets:
Fees receivable, gross (1)	$1,314,754	$1,610,228
Contract assets recorded in Prepaid expenses and other current assets (2)	$31,977	$28,791

Contract liabilities:
Deferred revenues (current liability) (3)	$2,562,139	$2,640,515
Non-current deferred revenues recorded in Other liabilities (3)	24,398	33,490
Total contract liabilities	$2,586,537	$2,674,005

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

The Company recognized revenue of $1.1 billion and $1.0 billion during the three months ended September 30, 2024 and 2023, respectively and $2.1 billion and $1.9 billion during the nine months ended September 30, 2024 and 2023, respectively, that was attributable to deferred revenues that were recorded at the beginning of each such period. Those amounts primarily consisted of Research revenues that were recognized ratably as control of the goods or services passed to the customer during the reporting periods. During each of the three and nine months ended September 30, 2024 and 2023, the Company did not record any material impairments related to its contract assets.

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

The table below sets forth the calculation of basic and diluted income per share for the periods indicated (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerator:
Net income used for calculating basic and diluted income per share	$415,049	$180,009	$855,142	$673,835
Denominator:
Weighted average common shares used in the calculation of basic income per share	77,484	78,923	77,880	79,220
Dilutive effect of outstanding awards associated with stock-based compensation plans (1)	484	597	564	642
Shares used in the calculation of diluted income per share	77,968	79,520	78,444	79,862
Basic income per share	$5.36	$2.28	$10.98	$8.51
Diluted income per share	$5.32	$2.26	$10.90	$8.44

(1)Certain outstanding awards associated with stock-based compensation plans were not included in the computation of diluted income per share because the effect would have been anti-dilutive. These anti-dilutive outstanding awards associated with stock-based compensation plans was de minimis and approximately 0.1 million for the three and nine months ended September 30, 2024, respectively and approximately 0.1 million for both the three and nine months ended September 30, 2023.

Note 6 — Stock-Based Compensation

The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company currently awards stock-settled stock appreciation rights, service-based and performance-based restricted stock units, and common stock equivalents. As of September 30, 2024, the Company had 5.6 million shares of its common stock, par value $0.0005 per share, (the “Common Stock”) available for stock-based compensation awards under the Gartner, Inc. Long-Term Incentive Plan as amended and restated in June 2023 (the “Plan”).

The tables below summarize the Company’s stock-based compensation expense by award type and expense category line item during the periods indicated (in millions).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Award type	2024	2023	2024	2023
Stock appreciation rights	$3.0	$2.5	$10.6	$8.1
Restricted stock units	31.2	24.3	113.2	95.4
Common stock equivalents	0.2	0.3	0.8	0.9
Total (1)	$34.4	$27.1	$124.6	$104.4

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Expense category line item	2024	2023	2024	2023
Cost of services and product development	$13.8	$11.5	$48.6	$42.5
Selling, general and administrative	20.6	15.6	76.0	61.9
Total (1)	$34.4	$27.1	$124.6	$104.4

(1)Includes costs of $12.9 million and $8.5 million during the three months ended September 30, 2024 and 2023, respectively, and $61.9 million and $48.4 million during the nine months ended September 30, 2024 and 2023, respectively, for awards to retirement-eligible employees. Those awards are expensed on an accelerated basis.

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

The tables below present information about the Company’s reportable segments for the periods indicated (in thousands).

Three Months Ended September 30, 2024	Research	Conferences	Consulting	Consolidated
Revenues	$1,280,908	$75,776	$127,622	$1,484,306
Gross contribution	943,426	30,489	41,517	1,015,432
Corporate and other expenses				(769,608)
Operating income				$245,824

Three Months Ended September 30, 2023	Research	Conferences	Consulting	Consolidated
Revenues	$1,218,739	$57,200	$132,845	$1,408,784
Gross contribution	894,149	20,449	48,551	963,149
Corporate and other expenses				(718,732)
Operating income				$244,417

Nine Months Ended September 30, 2024	Research	Conferences	Consulting	Consolidated
Revenues	$3,815,072	$331,929	$405,291	$4,552,292
Gross contribution	2,821,116	161,856	149,523	3,132,495
Corporate and other expenses				(2,294,003)
Operating income				$838,492

Nine Months Ended September 30, 2023	Research	Conferences	Consulting	Consolidated
Revenues	$3,643,815	$290,739	$386,284	$4,320,838
Gross contribution	2,678,945	145,687	146,680	2,971,312
Corporate and other expenses				(2,035,831)
Operating income				$935,481

The table below provides a reconciliation of total segment gross contribution to net income for the periods indicated (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Total segment gross contribution	$1,015,432	$963,149	$3,132,495	$2,971,312
Costs and expenses:
Cost of services and product development - unallocated (1)	6,468	5,206	28,300	23,872
Selling, general and administrative	711,729	660,527	2,113,633	1,997,785
Depreciation and amortization	51,252	48,536	151,093	141,780
Acquisition and integration charges	159	4,463	977	7,804
Gain from sale of divested operation	—	—	—	(135,410)
Operating income	245,824	244,417	838,492	935,481
Interest expense and other, net	(18,952)	(19,943)	(52,766)	(68,683)
Gain on event cancellation insurance claims	300,000	—	300,000	3,077
Less: Provision for income taxes	111,823	44,465	230,584	196,040
Net income	$415,049	$180,009	$855,142	$673,835

(1)The unallocated amounts consist of certain bonus and fringe costs recorded in consolidated Cost of services and product development that are not allocated to segment expense. The Company’s policy is to allocate bonuses to segments at 100% of a segment employee’s target bonus. Amounts above or below 100% are absorbed by corporate.

Note 8 — Debt

The Company’s total outstanding borrowings are summarized in the table below (in thousands).

	September 30,	December 31,
Description	2024	2023
2024 Credit Agreement - Revolving facility (1), (2)	$274,400	$—
2020 Credit Agreement - Term loan facility	—	274,400
2020 Credit Agreement - Revolving credit facility	—	—
4.50% Senior Notes due 2028 (“2028 Notes”)	800,000	800,000
3.625% Senior Notes due 2029 (“2029 Notes”)	600,000	600,000
3.75% Senior Notes due 2030 (“2030 Notes”)	800,000	800,000
Other (3)	5,000	5,000
Principal amount outstanding (4)	2,479,400	2,479,400
Less: deferred financing fees (5)	(20,511)	(21,104)
Net balance sheet carrying amount	$2,458,889	$2,458,296

(1)The contractual annualized interest rate as of September 30, 2024 on the 2024 Credit Agreement was 6.600%, which consisted of Term Secured Overnight Financing Rate (“SOFR”) of 5.250% plus a margin of 1.350%. However, the Company has an interest rate swap contract that effectively converts the floating SOFR on outstanding amounts to a fixed base rate.
(2)The Company had approximately $0.7 billion of available borrowing capacity on the 2024 Credit Agreement revolver (not including the expansion feature) as of September 30, 2024.
(3)Consists of a State of Connecticut economic development loan originated in 2019 with a 10-year maturity and bears interest at a fixed rate of 1.75%. This loan may be repaid at any time by the Company without penalty.
(4)The weighted average annual effective rate on the Company’s outstanding debt for the three and nine months ended September 30, 2024, including the effects of its interest rate swaps discussed below, was 4.96% and 5.00%, respectively.
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

Interest under the revolving facility accrues, at a variable rate, based on, at our option, (i) the Secured Overnight Funding Rate (“SOFR”) plus a credit spread adjustment of 0.10% or (ii) an alternate base rate (“Base Rate”) plus, in each case, an applicable margin, and is payable monthly. The applicable margin ranges between 1.125% and 1.75%, depending on the lower rate determined by either the Company’s leverage ratio or the credit rating of the Company’s senior unsecured debt. At September 30, 2024, the applicable all-in margin on the revolving facility was 1.35% (including the credit spread adjustment). The commitment fee payable on the unused portion of the facility is equal to between 0.125% and 0.25% based on utilization of the facility. The Company has also agreed to pay customary letter of credit fees.

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

Interest Rate Swap

As of September 30, 2024, the Company had one fixed-for-floating interest rate swap contract with a notional value of $350.0 million that matures in September 2025. Under the contract, the Company pays a base fixed rate of 2.98% and in return receives a floating Term SOFR base rate on 30-day notional borrowings.

Effective June 30, 2020, the Company de-designated all of its interest rate swaps and discontinued hedge accounting. Accordingly, subsequent changes to the fair value of the interest rate swap are recorded in Other (expense) income, net. The amounts previously recorded in Accumulated other comprehensive loss are amortized into Interest expense, net over the terms of the hedged forecasted interest payments. As of September 30, 2024, $17.8 million is remaining in Accumulated other comprehensive loss, net. See Note 11 — Derivatives and Hedging for the amounts remaining in Accumulated other comprehensive loss, net of tax effect, at September 30, 2024 and December 31, 2023. See Note 12 — Fair Value Disclosures for a discussion of the fair values of Company’s interest rate swaps.

Note 9 — Equity

Share Repurchase Authorization

In 2015, the Company’s Board of Directors (the “Board”) authorized a share repurchase program to repurchase up to $1.2 billion of the Company’s common stock. The Board authorized incremental share repurchases of up to an aggregate additional $4.1 billion of the Company’s common stock from February 2021 to July 2024. As of September 30, 2024, $1.0 billion remained available under the share repurchase program. The Company may repurchase its common stock from time-to-time in amounts, at prices and in the manner that the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended), accelerated share repurchases, private transactions or other transactions and will be funded by cash on hand and borrowings. Repurchases may also be made from time-to-time in connection with the settlement of the Company’s stock-based compensation awards.

The Company’s share repurchase activity is presented in the table below for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Number of shares repurchased (1)	136,319	648,616	1,404,628	1,400,129
Cash paid for repurchased shares (in thousands) (2)	$68,660	$209,367	$633,377	$447,739

(1)The average purchase price for repurchased shares was $466.99 and $341.11 for the three months ended September 30, 2024 and 2023, respectively, and $450.92 and $330.50 for the nine months ended September 30, 2024 and 2023, respectively. The repurchased shares during the three and nine months ended September 30, 2024 and 2023 included purchases for both open market purchases and stock-based compensation award settlements.
(2)The cash paid for repurchased shares during the nine months ended September 30, 2024 excluded excise tax accrued. The cash paid for repurchased shares during the nine months ended September 30, 2023 excluded $15.0 million of open market purchases with trade dates in September 2023 that settled in October 2023 and excise tax accrued. The cash paid for repurchased shares during the three months ended September 30, 2024 included $5.0 million of open market purchases with trade dates in June 2024 that settled in July 2024. The cash paid for repurchased shares during the three months ended September 30, 2023 included $3.1 million of open market purchases with trade dates in June 2023 that settled in July 2023, and excluded $15.0 million of open market purchases with trade dates in September 2023 that settled in October 2023 and excise tax accrued.

Accumulated Other Comprehensive Loss, net (“AOCL”)

The tables below provide information about the changes in AOCL by component and the related amounts reclassified out of AOCL to income during the periods indicated (net of tax, in thousands) (1).

Three Months Ended September 30, 2024

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – June 30, 2024	$(16,912)	$(5,629)	$(59,112)	$(81,653)
Other comprehensive income (loss) activity during the period:
Change in AOCL before reclassifications to income	—	—	22,398	22,398
Reclassifications from AOCL to income (2), (3)	3,571	51	—	3,622
Other comprehensive income (loss), net	3,571	51	22,398	26,020
Balance – September 30, 2024	$(13,341)	$(5,578)	$(36,714)	$(55,633)

Three Months Ended September 30, 2023

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – June 30, 2023	$(31,596)	$(4,180)	$(49,351)	$(85,127)
Other comprehensive income (loss) activity during the period:
Change in AOCL before reclassifications to income	—	—	(13,171)	(13,171)
Reclassifications from AOCL to income (2), (3)	3,707	33	—	3,740
Other comprehensive income (loss), net	3,707	33	(13,171)	(9,431)
Balance – September 30, 2023	$(27,889)	$(4,147)	$(62,522)	$(94,558)

Nine Months Ended September 30, 2024
	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2023	$(24,162)	$(5,731)	$(46,438)	$(76,331)
Other comprehensive income (loss) activity during the period:
Change in AOCL before reclassifications to income	—	—	9,724	9,724
Reclassifications from AOCL to income (2), (3)	10,821	153	—	10,974
Other comprehensive income (loss), net	10,821	153	9,724	20,698
Balance – September 30, 2024	$(13,341)	$(5,578)	$(36,714)	$(55,633)

Nine Months Ended September 30, 2023
	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2022	$(39,248)	$(4,247)	$(58,115)	$(101,610)
Other comprehensive income (loss) activity during the period:
Change in AOCL before reclassifications to income	—	—	(4,407)	(4,407)
Reclassifications from AOCL to income (2), (3)	11,359	100	—	11,459
Other comprehensive income (loss), net	11,359	100	(4,407)	7,052
Balance – September 30, 2023	$(27,889)	$(4,147)	$(62,522)	$(94,558)

(1)Amounts in parentheses represent debits (deferred losses).
(2)$4.8 million and $4.9 million of the reclassifications related to interest rate swaps (cash flow hedges) were recorded in Interest expense, net, for the three months ended September 30, 2024 and 2023, respectively. $14.4 million and $15.2 million of the reclassifications related to interest rate swaps (cash flow hedges) were recorded in Interest expense, net, for the nine months ended September 30, 2024 and 2023, respectively. See Note 8 — Debt and Note 11 — Derivatives and Hedging for information regarding the cash flow hedges.
(3)The reclassifications related to defined benefit pension plans were recorded in Other (expense) income, net.

The estimated net amount of the existing losses on the Company’s interest rate swaps that are reported in Accumulated other comprehensive loss, net at September 30, 2024 that is expected to be reclassified into earnings within the next 12 months is $17.8 million.

Note 10 — Income Taxes

The provision for income taxes was $111.8 million and $44.5 million for the three months ended September 30, 2024 and 2023, respectively. The effective income tax rate was 21.2% and 19.8% for the three months ended September 30, 2024 and 2023, respectively. The effective income tax rate is higher in the current year primarily due to favorable impact of the expiration of statutes for uncertain tax positions in the three months ended September 30, 2023.

The provision for income taxes was $230.6 million and $196.0 million for the nine months ended September 30, 2024 and 2023, respectively. The effective income tax rate was 21.2% and 22.5% for the nine months ended September 30, 2024 and 2023, respectively. The effective income tax rate was higher in the prior year primarily due to the impact of the sale of the TalentNeuron business.

The Company had gross unrecognized tax benefits of $166.5 million on September 30, 2024 and $148.4 million on December 31, 2023. It is reasonably possible that gross unrecognized tax benefits will decrease by approximately $9.4 million within the next twelve months due to the anticipated closure of audits and the expiration of certain statutes of limitation.

In January 2024, the Company completed an intercompany transfer of certain intellectual property (“IP”). The tax impact of the transfer did not have a significant impact on our effective tax rate. Prior to the sale, the Company had a $103.1 million deferred tax asset for tax basis in the related IP and a full valuation allowance due to there being no expected local tax benefit of the asset. As a result of the IP transfer, the deferred tax asset and related valuation allowance were written off with no impact to tax expense. The Company’s intellectual property footprint continues to evolve and may result in tax rate volatility in the future.

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

September 30, 2024
Derivative Contract Type	Number of Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in AOCL, net of tax
Interest rate swap (1)	1	$350,000	$2,917	Other current assets	$(13,341)
Foreign currency forwards (2)	27	96,449	(210)	Accrued liabilities	—
Total	28	$446,449	$2,707		$(13,341)

December 31, 2023
Derivative Contract Type	Number of Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in AOCL, net of tax
Interest rate swap (1)	1	$350,000	$1,097	Other assets	$(24,162)
			5,962	Other current assets
Foreign currency forwards (2)	111	525,719	180	Other current assets	—
Total	112	$875,719	$7,239		$(24,162)

(1)Effective June 30, 2020, the Company de-designated all of its interest rate swaps and discontinued hedge accounting. Accordingly, subsequent changes to fair value of the interest rate swap are recorded in Other (expense) income, net. The amounts previously recorded in Accumulated other comprehensive loss are amortized into Interest expense, net over the terms of the hedged forecasted interest payments. See Note 8 — Debt for additional information regarding the Company’s interest rate swap contract.
(2)The Company has foreign exchange transaction risk because it typically enters into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currency. The Company enters into short-term foreign currency forward exchange contracts to mitigate the cash flow risk associated with changes in foreign currency rates on forecasted foreign currency transactions. These contracts are accounted for at fair value with realized and unrealized gains and losses recognized in Other (expense) income, net because the Company does not designate these contracts as hedges for accounting purposes. All of the outstanding foreign currency forward exchange contracts at September 30, 2024 matured before October 31, 2024.
(3)See Note 12 — Fair Value Disclosures for the determination of the fair values of these instruments.

At September 30, 2024, all of the Company’s derivative counterparties were investment grade financial institutions. The Company did not have any collateral arrangements with its derivative counterparties and none of the derivative contracts contained credit-risk related contingent features. The table below provides information regarding amounts recognized in the accompanying Condensed Consolidated Statements of Operations for derivative contracts for the periods indicated (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Amount recorded in:	2024	2023	2024	2023
Interest expense, net (1)	$4,766	$4,948	$14,442	$15,159
Other (income) expense, net (2)	721	(2,567)	(5,348)	(8,367)
Total (income) expense, net	$5,487	$2,381	$9,094	$6,792

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

Description	September 30, 2024	December 31, 2023
Assets:
Values based on Level 1 inputs:
Deferred compensation plan assets (1)	$16,049	$10,290
Total Level 1 inputs	16,049	10,290
Values based on Level 2 inputs:
Deferred compensation plan assets (1)	128,634	104,555
Foreign currency forward contracts (2)	43	1,646
Interest rate swap contract (3)	2,917	7,059
Total Level 2 inputs	131,594	113,260
Total Assets	$147,643	$123,550
Liabilities:
Values based on Level 2 inputs:
Deferred compensation plan liabilities (1)	$146,901	$121,708
Foreign currency forward contracts (2)	253	1,466
Total Level 2 inputs	147,154	123,174
Total Liabilities	$147,154	$123,174

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

	Carrying Amount		Fair Value
	September 30,	December 31,	September 30,	December 31,
Description	2024	2023	2024	2023
2028 Notes	$794,989	$794,088	$793,112	$759,040
2029 Notes	595,447	594,794	573,492	543,408
2030 Notes	793,861	793,189	751,296	709,600
Total	$2,184,297	$2,182,071	$2,117,900	$2,012,048

Assets and liabilities measured at fair value on a non-recurring basis

The Company’s certain long-lived assets, including identifiable intangible assets, goodwill, right-of-use assets and other long-lived assets, are measured at fair value on a nonrecurring basis when there are indicators of impairment. The Company recorded impairment losses during the three months ended September 30, 2024 and 2023 of $2.4 million and $0.3 million, respectively, and $3.0 million and $19.0 million for the nine months ended September 30, 2024 and 2023, respectively, on right-of-use assets and other long-lived assets primarily related to certain office leases that the Company determined will no longer be used. The impairments were derived by comparing the fair value of the impacted assets to the carrying value of those assets as of the impairment measurement date, as required under ASC Topic 360 using Level 3 inputs. See Note 14 — Leases for additional discussion related to these impairment charges.

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

Indemnifications. The Company has various agreements that may obligate it to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations related to matters such as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by the Company under these agreements have not been material. As of September 30, 2024, the Company did not have any material payment obligations under any such indemnification agreements.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Description:	2024	2023	2024	2023
Operating lease cost (1)	$25,446	$27,941	$77,005	$85,307
Lease cost (2)	6,785	6,073	17,489	16,353
Sublease income	(13,366)	(13,906)	(37,055)	(39,831)
Total lease cost, net (3) (4)	$18,865	$20,108	$57,439	$61,829
Cash paid for amounts included in the measurement of operating lease liabilities	$33,925	$39,645	$106,761	$109,787
Cash receipts from sublease arrangements	$11,425	$13,362	$34,519	$38,580
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,426	$1,476	$13,161	$9,467

(1)Included in operating lease cost was $9.1 million and $10.9 million for the three months ended September 30, 2024 and 2023, respectively, and $27.5 million and $32.3 million for the nine months ended September 30, 2024 and 2023, respectively, for costs related to subleasing activities.

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

	September 30,	December 31,
Description:	2024	2023
Accounts payable and accrued liabilities	$92,763	$98,493
Operating lease liabilities	452,311	513,406
Total operating lease liabilities included in the Condensed Consolidated Balance Sheets	$545,074	$611,899

As a result and in consideration of the changing nature of the Company’s use of office space, the Company continues to evaluate its existing real estate lease portfolio. In connection with this evaluation, the Company reviewed certain of its right-of-use assets and related other long-lived assets for impairment under ASC 360. As a result of the evaluation, the Company recognized impairment losses during the three months ended September 30, 2024 and 2023 of $2.4 million and $0.3 million, respectively, and $3.0 million and $19.0 million for the nine months ended September 30, 2024 and 2023, respectively, which are included as a component of Selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. The impairment losses recorded include $2.6 million and $0.1 million related to other long-lived assets, primarily leasehold improvements, for the three months ended September 30, 2024 and 2023, respectively. The impairment losses recorded include $0.2 million and $13.6 million related to right-of-use assets and $2.8 million and $5.4 million related to other long-lived assets, primarily leasehold improvements, for the nine months ended September 30, 2024 and 2023, respectively.

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

As of September 30, 2024 we had 20,990 employees globally, an increase of 3.6% from September 30, 2023.

Recent Event

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

We had total revenues of $1.5 billion during the third quarter of 2024, an increase of 5% compared to the third quarter of 2023. During the third quarter of 2024, revenues for Research increased by 5%, Conferences revenue increased by 32% and Consulting revenues decreased by 4%, compared to the third quarter of 2023. For a more complete discussion of our results by segment, see Segment Results below.

For the third quarter of 2024 and 2023, we had net income of $415.0 million and $180.0 million, respectively, and diluted income per share of $5.32 and $2.26, respectively. Cash provided by operating activities was $1.1 billion and $0.9 billion during the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had $1.8 billion of cash and cash equivalents and approximately $0.7 billion of available borrowing capacity on our revolving credit facility. For a more complete discussion of our cash flows and financial position, see the Liquidity and Capital Resources section below.

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

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Increase (Decrease)	Increase (Decrease) %
Total revenues	$1,484,306	$1,408,784	$75,522	5%
Costs and expenses:
Cost of services and product development	475,342	450,841	24,501	5
Selling, general and administrative	711,729	660,527	51,202	8
Depreciation	29,082	24,547	4,535	18
Amortization of intangibles	22,170	23,989	(1,819)	(8)
Acquisition and integration charges	159	4,463	(4,304)	(96)
Operating income	245,824	244,417	1,407	1
Interest expense, net	(17,961)	(21,820)	(3,859)	(18)
Gain on event cancellation insurance claims	300,000	—	300,000	nm
Other (expense) income, net	(991)	1,877	(2,868)	(153)
Less: Provision for income taxes	111,823	44,465	67,358	151
Net income	$415,049	$180,009	$235,040	131%
nm = not meaningful.

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	Increase (Decrease)	Increase (Decrease) %
Total revenues	$4,552,292	$4,320,838	$231,454	5%
Costs and expenses:
Cost of services and product development	1,448,097	1,373,398	74,699	5
Selling, general and administrative	2,113,633	1,997,785	115,848	6
Depreciation	82,993	72,155	10,838	15
Amortization of intangibles	68,100	69,625	(1,525)	(2)
Acquisition and integration charges	977	7,804	(6,827)	(87)
Gain from sale of divested operation	—	(135,410)	135,410	nm
Operating income	838,492	935,481	(96,989)	(10)
Interest expense, net	(57,170)	(73,769)	(16,599)	(23)
Gain on event cancellation insurance claims	300,000	3,077	296,923	nm
Other income, net	4,404	5,086	(682)	(13)
Less: Provision for income taxes	230,584	196,040	34,544	18
Net income	$855,142	$673,835	$181,307	27%
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

Total revenues for the three months ended September 30, 2024 were $1.5 billion, an increase of $75.5 million, or 5% compared to the same period in 2023 on a reported basis and 6% excluding the foreign currency impact. Total revenues for the nine months ended September 30, 2024 were $4.6 billion, an increase of $0.2 billion, or 5% compared to the same period in 2023 on a reported basis and 6% excluding the foreign currency impact. Refer to the section of this MD&A below entitled “Segment Results” for a discussion of revenues and results by segment.

Cost of services and product development was $475.3 million during the three months ended September 30, 2024, an increase of $24.5 million compared to the same period in 2023, or 5% on both a reported basis and excluding the foreign currency impact. The increase in Cost of services and product development was primarily due to increased compensation costs associated with merit increases. Cost of services and product development as a percent of revenues was 32% for each of the three months ended September 30, 2024 and 2023. Cost of services and product development was $1.4 billion during the nine months ended September 30, 2024, an increase of $74.7 million compared to the same period in 2023, or 5% on a reported basis and 6% excluding the foreign currency impact. The increase was primarily due to the same factor that caused the year-over-year quarterly increase. Cost of services and product development as a percent of revenues was 32% for both the nine months ended September 30, 2024 and 2023.

Selling, general and administrative (“SG&A”) expense was $711.7 million during the three months ended September 30, 2024, an increase of $51.2 million compared to the same period in 2023, or 8% and on both reported basis and excluding the foreign currency impact. The increase in SG&A expense during the three months ended September 30, 2024 was primarily a result of higher personnel expenses due to increased headcount and merit increases. SG&A expense was $2.1 billion during the nine months ended September 30, 2024, an increase of $115.8 million compared to the same period in 2023, or 6% on both reported basis and excluding the foreign currency impact. The increase was primarily due to the same factors that caused the year-over-year quarterly increase. The number of quota-bearing sales associates in Global Technology Sales increased by 1% to 3,666 and in Global Business Sales, increased by 8% to 1,244 compared to September 30, 2023. On a combined basis, the total number of quota-bearing sales associates increased by 3% when compared to September 30, 2023. We expect that quota-bearing headcount will increase in the mid single digits from 2023 levels by the end of 2024. SG&A expense as a percent of revenues was 48% and 47% during the three months ended September 30, 2024 and 2023, respectively. SG&A expense as a percent of revenues was 46% for both the nine months ended September 30, 2024 and 2023.

Depreciation increased by 18% and 15% during the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. The increase for the three and nine months ended September 30, 2024 was primarily due to increased software additions during the last twelve months.

Amortization of intangibles decreased by 8% and 2% during the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023.

Acquisition and integration charges decreased by $4.3 million and $6.8 million during the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023.

Gain from sale of divested operation was attributable to the sale of the TalentNeuron business in February 2023. We recognized a pre-tax gain of $135.4 million during the nine months ended September 30, 2023.

Operating income was $245.8 million and $244.4 million during the three months ended September 30, 2024 and 2023, respectively. Operating income was $838.5 million and $935.5 million during the nine months ended September 30, 2024 and 2023, respectively. The slight increase in operating income for the three months ended September 30, 2024 as compared to the prior year period was primarily due to increased revenue, partially offset by increases in cost of services and product development and selling, general and administrative expenses. The decrease in operating income for the nine months ended September 30, 2024 as compared to the prior year period was primarily due to the gain from sale of divested operation recognized during the nine months ended September 30, 2023 and increases in cost of services and product development and selling, general and administrative expenses, partially offset by increased revenue.

Interest expense, net decreased by $3.9 million and $16.6 million during the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. The decrease for both the three and nine months ended September 30, 2024 was due to increased interest income, primarily as a result of higher cash balances than the prior year.

Gain on event cancellation insurance claims of $300.0 million during the three and nine months ended September 30, 2024 reflected proceeds from a settlement agreement to resolve litigation concerning the Company's event cancellation insurance for 2020 and 2021. The settlement resolved all remaining 2020 and 2021 event cancellation insurance claims. Gain on event cancellation insurance claims of $3.1 million during the nine months ended September 30, 2023 reflected proceeds related to 2020 conference cancellation insurance claims.

Other (expense) income, net for the periods presented herein included the net impact of foreign currency gains and losses from our hedging activities. Other (expense) income, net for the three and nine months ended September 30, 2024 also included a loss of $2.9 million and a gain of $2.2 million, respectively, on de-designated interest rate swaps. Other (expense) income, net for the three and nine months ended September 30, 2023 included gains of $2.5 million and $7.7 million, respectively, on de-designated interest rate swaps.

The provision for income taxes was $111.8 million and $44.5 million for the three months ended September 30, 2024 and 2023, respectively and $230.6 million and $196.0 million for the nine months ended September 30, 2024 and 2023, respectively. The effective income tax rate was 21.2% and 19.8% for the three months ended September 30, 2024 and 2023, respectively, and 21.2% and 22.5% for the nine months ended September 30, 2024 and 2023, respectively. The higher effective income tax rate for the three months ended September 30, 2024 compared to the same period in the prior year was primarily due to favorable impact of the expiration of statutes for uncertain tax positions in the three months ended September 30, 2023. The lower effective income tax rate for the nine months ended September 30, 2024 was primarily due to the impact of the sale of the TalentNeuron business on the prior year rate.

Net income for the three months ended September 30, 2024 and 2023 was $415.0 million and $180.0 million, respectively, while net income for the nine months ended September 30, 2024 and 2023 was $855.1 million and $673.8 million, respectively. Our diluted net income per share during the three and nine months ended September 30, 2024 increased by $3.06 and $2.46, respectively. The increase in net income during the three months ended September 30, 2024 was primarily due to the gain on event cancellation insurance claims, as well as an increase in revenue and lower interest expense, net, partially offset by an increase in operating expenses. The increase in net income during the nine months ended September 30, 2024 was primarily due to the gain on event cancellation insurance claims, as well as an increase in revenue and lower interest expense, net, partially offset by the gain from sale of divested operation recognized during the nine months ended September 30, 2023 and increased operating expenses.

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

Reportable Segments

The sections below present the results of the Company’s three reportable business segments: Research, Conferences and Consulting.

Research

	As Of And For The Three Months Ended September 30, 2024	As Of And For The Three Months Ended September 30, 2023	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Nine Months Ended September 30, 2024	As Of And For The Nine Months Ended September 30, 2023	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$1,280,908	$1,218,739	$62,169	5%	$3,815,072	$3,643,815	$171,257	5%
Gross contribution (1)	$943,426	$894,149	$49,277	6%	$2,821,116	$2,678,945	$142,171	5%
Gross contribution margin	74%	73%	1 point	—	74%	74%	0 point	—
Business Measurements:
Contract Value (1), (3)	$5,042,000	$4,698,000	$344,000	7%
Global Technology Sales (2):
Contract value (1), (3)	$3,865,000	$3,643,000	$222,000	6%
Client retention	83%	83%	0 point	—
Wallet retention	101%	102%	(1) point	—
Global Business Sales (2):
Contract value (1), (3)	$1,177,000	$1,055,000	$122,000	12%
Client retention	87%	88%	(1) point	—
Wallet retention	106%	108%	(2) points	—

(1)Dollars in thousands.
(2)Global Technology Sales includes sales to users and providers of technology. Global Business Sales includes sales to all other functional leaders.
(3)Contract values are on a foreign currency neutral basis. Contract values as of September 30, 2023 have been calculated using the same foreign currency rates as 2024.

Research revenues increased by $62.2 million during the three months ended September 30, 2024 compared to the same period in 2023, or 5% on both a reported basis and excluding the foreign currency impact. For the nine months ended September 30, 2024, research revenue increased by $171.3 million compared to the same period in 2023 or 5% on both a reported basis and excluding the foreign currency impact. The increase in revenues during 2024 was primarily due to Research contract value growth in 2023. The segment gross contribution margin was 74% and 73% for the three months ended September 30, 2024 and 2023, respectively, and 74% for both the nine months ended September 30, 2024 and 2023.

Contract value increased to $5.0 billion at September 30, 2024, or 7% compared to September 30, 2023 excluding the foreign currency impact. The majority of industry sectors grew high single-digit rates or faster. Growth was led by the energy, manufacturing and healthcare sectors. Global Technology Sales (“GTS”) contract value increased by 6% at September 30, 2024 when compared to September 30, 2023. The increase in GTS contract value was primarily due to new business from existing clients. GTS contract value increased by mid single-digit rates or faster for all enterprise sizes except small enterprises and nearly half of industry sectors. Global Business Sales (“GBS”) contract value increased by 12% year-over-year, also primarily driven by new business from existing clients. The majority of our GBS practices achieved double-digit growth rates, with all enterprise sizes and the majority of sectors growing double-digits year-over-year.

GTS client retention was 83% as of both September 30, 2024 and 2023, while wallet retention was 101% and 102%, respectively. GBS client retention was 87% and 88% as of September 30, 2024 and 2023, respectively, while wallet retention was 106% and 108%, respectively. The decrease in GBS wallet retention was largely due to lower levels of spending by existing clients compared to the same period in 2023.

Conferences

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Increase (Decrease)	Percentage Increase (Decrease)	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$75,776	$57,200	$18,576	32%	$331,929	$290,739	$41,190	14%
Gross contribution (1)	$30,489	$20,449	$10,040	49%	$161,856	$145,687	$16,169	11%
Gross contribution margin	40%	36%	4 points	—	49%	50%	(1) point	—
Business Measurements:
Number of destination conferences (2)	10	9	1	11%	38	36	2	6%
Number of destination conferences attendees (2)	12,208	9,808	2,400	24%	52,434	45,453	6,981	15%

(1)Dollars in thousands.
(2)Single day, local meetings are excluded.

Conferences revenues increased by $18.6 million during the three months ended September 30, 2024 compared to the same period in 2023, or 32% on a reported basis and 30% excluding the foreign currency impact. Conferences revenues increased by $41.2 million during the nine months ended September 30, 2024 compared to the same period in 2023, or 14% on both a reported basis and excluding the foreign currency impact. The increase in revenue for the three and nine months ended September 30, 2024 was primarily due to increased exhibitor revenue and an increase in attendees compared to the same periods in 2023. We held 10 and 9 in-person destination conferences during the three months ended September 30, 2024 and 2023, respectively. We held 38 and 36 in-person destination conferences during the nine months ended September 30, 2024 and 2023, respectively. Gross contribution increased to $30.5 million during the three months ended September 30, 2024 compared to $20.4 million in the same period last year. Gross contribution increased to $161.9 million during the nine months ended September 30, 2024 compared to $145.7 million in the same period last year. The increase in gross contribution during the three and nine months ended September 30, 2024 was primarily the result of the increase in revenue, partially offset by an increase in conference-related expenses and increased headcount.

Consulting

	As Of And For The Three Months Ended September 30, 2024	As Of And For The Three Months Ended September 30, 2023	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Nine Months Ended September 30, 2024	As Of And For The Nine Months Ended September 30, 2023	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$127,622	$132,845	$(5,223)	(4)%	$405,291	$386,284	$19,007	5%
Gross contribution (1)	$41,517	$48,551	$(7,034)	(14)%	$149,523	$146,680	$2,843	2%
Gross contribution margin	33%	37%	(4) points	—	37%	38%	(1) point	—
Business Measurements:
Backlog (1), (2)	$218,300	$180,900	$37,400	21%
Billable headcount	960	946	14	1%
Consultant utilization	65%	64%	1 point	—	66%	65%	1 point	—

(1)Dollars in thousands.
(2)Backlog is on a foreign currency neutral basis. Backlog as of September 30, 2023 has been calculated using the same foreign currency rates as 2024.

Consulting revenues decreased by 4% during the three months ended September 30, 2024 compared to the same period in 2023 on both a reported basis and excluding the foreign currency impact, with an increase in labor-based consulting revenue of 2% and a decrease in contract optimization revenue of 20%, each on a reported basis. Contract optimization revenue may vary significantly and, as such, revenues for the third quarter of 2024 may not be indicative of results for the remainder of 2024 or beyond. The segment gross contribution margin was 33% and 37% for the three months ended September 30, 2024 and 2023, respectively. The decrease in gross contribution margin for the three months ended September 30, 2024 was primarily due to the decrease in revenue.

For the nine months ended September 30, 2024, Consulting revenues increased 5% compared to the same period in 2023 on a reported basis and 6% excluding the foreign currency impact, with an increase in labor-based consulting revenue of 5% and an increase in contract optimization revenue of 4%, each on a reported basis. The segment gross contribution margin was 37% and 38% for the nine months ended September 30, 2024 and 2023, respectively.

Backlog increased by $37.4 million, or 21%, from September 30, 2023 to September 30, 2024, excluding the foreign currency impact.

LIQUIDITY AND CAPITAL RESOURCES

We finance our operations through cash generated from our operating activities and, to a lesser extent, borrowings. Note 8 — Debt in the Notes to Condensed Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations. At September 30, 2024, we had $1.8 billion of cash and cash equivalents and approximately $707.0 million of available borrowing capacity on the revolving credit facility under our 2024 Credit Agreement. We believe that the Company has adequate liquidity to meet its currently anticipated needs for both the next twelve months and the foreseeable future.

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

During the fourth quarter of 2024, the Company entered into an amended lease agreement to significantly reduce the square footage and reduce future lease payments at one of its leased locations. The Company will make two equal installment payments of $24.0 million during the fourth quarter of 2024 and the second quarter of 2025 in consideration for the lease amendment.

Our cash and cash equivalents are held in numerous locations throughout the world with 48% held outside the U.S. at September 30, 2024. We intend to reinvest substantially all of our accumulated undistributed foreign earnings, except in instances where repatriation would result in minimal additional tax.

The table below summarizes the changes in our cash balances for the periods indicated (in thousands).

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	Increase (Decrease)
Cash provided by operating activities	$1,149,567	$931,407	$218,160
Cash (used in) provided by investing activities	(79,796)	77,112	(156,908)
Cash used in financing activities	(615,557)	(434,024)	(181,533)
Net increase in cash and cash equivalents and restricted cash	454,214	574,495	(120,281)
Effects of exchange rates on cash and cash equivalents	(5,521)	(23,139)	17,618
Beginning cash and cash equivalents and restricted cash	1,319,599	698,599	621,000
Ending cash and cash equivalents and restricted cash	$1,768,292	$1,249,955	$518,337

Operating

Cash provided by operating activities was $1.1 billion and $931.4 million during the nine months ended September 30, 2024 and 2023, respectively. The year-over-year increase was primarily due to the $300.0 million of insurance proceeds received during 2024 as well as increased operating income, excluding the 2023 gain from sale of divested operation, partially offset by the timing of collections.

Investing

Cash (used in) provided by investing activities was $(79.8) million and $77.1 million during the nine months ended September 30, 2024 and 2023, respectively. The decrease from 2023 to 2024 was the result of the proceeds received from the sale of the TalentNeuron business in February 2023.

Financing

Cash used in financing activities was $615.6 million and $434.0 million during the nine months ended September 30, 2024 and 2023, respectively. We used $633.4 million and $447.7 million of cash for share repurchases during the nine months ended

September 30, 2024 and 2023, respectively. In March 2024, the Company borrowed $274.4 million under the 2024 Credit Agreement. The initial borrowing was used to repay the outstanding amounts under the 2020 Credit Agreement.

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

As of September 30, 2024, the Company had $2.5 billion of principal amount of debt outstanding. Note 8 — Debt in the Notes to Condensed Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations. From time to time, the Company may seek to retire or repurchase its outstanding debt through various methods including open market repurchases, negotiated block transactions, or otherwise, all or some of which may be effected through Rule 10b5-1 plans. Such transactions, if any, depend on prevailing market conditions, our liquidity and capital requirements, contractual restrictions, and other factors, and may involve material amounts.

OFF BALANCE SHEET ARRANGEMENTS

From January 1, 2024 through September 30, 2024, the Company has not entered into any material off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

As of September 30, 2024, the Company had $2.5 billion in total debt principal outstanding. Note 8 — Debt in the Notes to Condensed Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations.

Approximately $274.4 million of the Company’s total debt outstanding as of September 30, 2024 was based on a floating base rate of interest, which potentially exposes the Company to increases in interest rates. However, we reduce our overall exposure to interest rate increases through our interest rate swap contract, which effectively converts the floating base interest rates on all of our variable rate borrowings to fixed rates.

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

Translation risk arises as our foreign currency assets and liabilities are translated into U.S. dollars because the functional currencies of our foreign operations are generally denominated in the local currency. Adjustments resulting from the translation of these assets and liabilities are deferred and recorded as a component of stockholders’ equity. A measure of the potential impact of foreign currency translation can be determined through a sensitivity analysis of our cash and cash equivalents. At September 30, 2024, we had $1.8 billion of cash and cash equivalents, with a substantial portion denominated in foreign currencies. If the exchange rates of the foreign currencies we hold all changed in comparison to the U.S. dollar by 10%, the amount of cash and cash equivalents we would have reported on September 30, 2024 could have increased or decreased by approximately $79.0 million. The translation of our foreign currency revenues and expenses historically has not had a material impact on our consolidated earnings because movements in and among the major currencies in which we operate tend to impact our revenues and expenses fairly equally. However, our earnings could be impacted during periods of significant exchange rate volatility, or when some or all of the major currencies in which we operate move in the same direction against the U.S. dollar.

Transaction risk arises when we enter into a transaction that is denominated in a currency that may differ from the local functional currency. As these transactions are translated into the local functional currency, a gain or loss may result, which is recorded in current period earnings. We typically enter into foreign currency forward exchange contracts to mitigate the effects of some of this foreign currency transaction risk. Our outstanding foreign currency forward exchange contracts as of September 30, 2024 had an immaterial net unrealized loss.

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

Management conducted an evaluation, as of September 30, 2024, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2024, the Company’s disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

In May 2015, the Company’s Board of Directors (the “Board”) authorized a share repurchase program to repurchase up to $1.2 billion of the Company’s common stock. The Board authorized incremental share repurchases of up to an aggregate additional $3.5 billion of the Company’s common stock during 2021, 2022, and 2023. The Board also authorized incremental shares repurchases of up to an additional $600.0 million in July 2024. The Company may repurchase its common stock from time-to-time in amounts, at prices and in the manner that the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended), accelerated share repurchases, private transactions or other transactions and will be funded by cash on hand and borrowings. Repurchases may also be made from time-to-time in connection with the settlement of the Company’s stock-based compensation awards. The table below summarizes the repurchases of our common stock during the three months ended September 30, 2024.

Period	Total Number of Shares Purchased (#)	Average Price Paid Per Share ($)	Total Number of Shares Purchased Under Announced Programs (#)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1, 2024 to July 31, 2024	134,327	$466.50	85,723	$1,049,480
August 1, 2024 to August 31, 2024	797	487.61	—	1,049,480
September 1, 2024 to September 30, 2024	1,195	509.31	—	$1,049,480
Total for the quarter (1)	136,319	$466.99	85,723

(1)The repurchased shares during the three months ended September 30, 2024 included 50,596 shares purchased for the settlement of stock-based compensation awards and 85,723 shares purchased in the open market. All amounts presented are exclusive of the excise tax accrual.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

No director or Section 16 officer adopted or terminated a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5–1 trading arrangement during the three months ended September 30, 2024.

Amendment and Restatement of By-Laws

On October 31, 2024, the Board of Directors of the Company approved and adopted amended and restated by-laws of the Company to reflect the amendments summarized below (as so amended and restated, the “Amended and Restated By-laws”), effective immediately.

Among other things, the amendments affected by the Amended and Restated By-laws update certain procedural and other requirements in Article II, Section 13, related to director nominations by stockholders in light of Rule 14a-19 under the Securities Exchange Act of 1934, as amended (“Rule 14a-19”) adopted by the SEC by requiring (i) compliance with Rule 14a-19, including directly incorporating the 67% solicitation requirement; (ii) director candidates to consent to being named in any proxy statement; (iii) documentation confirming the stockholder’s compliance with the Rule 14a-19 requirements; and (iv) reserving a white proxy card for the exclusive use of the Company. In addition, the amendments affected by the Amended and Restated By-laws (i) update certain other disclosure requirements related to director nominations and/or other business proposals by stockholders included in Article II, Section 13, by (1) clarifying the definition of “control person” and which Schedule 13D disclosure requirements should be addressed in stockholder notice; (2) limiting the scope of the director & officer questionnaires and other informational requirements; (3) requiring all written and signed representations and agreements of director nominees and completed director & officer questionnaires to be submitted at the same time as the stockholder notice of nomination; (ii) define and clarify the role of the chair of the meeting included in Article II, Sections 11 and 13; and (iii) remove reference to the director resignation policy as the policy is addressed elsewhere.

Additionally, the amendments affected by the Amended and Restated By-laws: (i) update certain provisions in Article II, Sections 5, 7 and 12, consistent with recent amendments to the Delaware General Corporation Law by (1) clarifying the adjournment procedures for virtual meetings of stockholders; (2) deleting the requirement to make available stockholder lists at stockholder meetings, and (3) clarifying that a person can execute a stockholder written consent prior to becoming a stockholder so long as the person is a stockholder as of the applicable record date; and (ii) make certain changes to the provisions relating to appointing of officers to provide additional flexibility. The Amended and Restated By-laws also incorporate technical and conforming revisions and clarifications.

The foregoing description of the Amended and Restated By-laws is qualified in its entirety by reference to the Amended and Restated By-laws which are filed as Exhibit 3.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

3.1(1)	Restated Certificate of Incorporation of the Company.

3.2*	By-laws of Gartner, Inc. (as amended and restated through October 31, 2024).

10.1(2)	Second Amendment to Employment Agreement between Eugene A. Hall and the Corporation effective as of July 1, 2024.

31.1*	Certification of chief executive officer under Rule 13a — 14(a)/15d — 14(a).

31.2*	Certification of chief financial officer under Rule 13a — 14(a)/15d — 14(a).

32*	Certification under 18 U.S.C. 1350.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101).

*     Filed with this report.
(1)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 6, 2005.
(2)    Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on July 30, 2024.

Items 3 and 4 of Part II are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gartner, Inc.

Date:	November 5, 2024	/s/ Craig W. Safian
Craig W. Safian
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)