Form 10-K
period 2024-12-31
GARTNER INC
filed 2025-02-13
CIK 749251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $33.6 billion, based on the closing price as reported on the New York Stock Exchange.
As of February 7, 2025, there were 76,818,191 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The definitive Proxy Statement for the Annual Meeting of Stockholders (the “2025 Proxy Statement”) is incorporated by reference into Part III to the extent described therein.

GARTNER, INC.
2024 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS.

GENERAL

Gartner, Inc. (NYSE: IT) delivers actionable, objective insight that drives smarter decisions and stronger performance on an organization’s mission-critical priorities.

We are a trusted advisor and an objective resource for close to 14,000 enterprises in approximately 90 countries and territories— across all major functions, in every industry and enterprise size.

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

The fiscal year of Gartner is the twelve-month period from January 1 through December 31. All references to 2024, 2023 and 2022 herein refer to the fiscal year unless otherwise indicated. When used in this Annual Report on Form 10-K, the terms “Gartner,” the “Company,” “we,” “us” or “our” refer to Gartner, Inc. and its consolidated subsidiaries.

MARKET OVERVIEW
Enterprise leaders face enormous pressure to stay ahead and grow profitably amidst constant change. Whether it is a digital transformation, cybersecurity risk mitigation, supply chain disruptions, large-scale regulatory changes, or other unique challenges, business leaders today are facing significant disruptive changes. We believe that enterprises cannot be operationally effective unless they incorporate the right strategy, management and technology decisions into every part of their business. This requirement affects all executives in every major function, enterprise size, geography, industry and market sector. Executives and their teams turn to Gartner for actionable, objective insight that drives smarter decisions and stronger performance on their mission-critical priorities.

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

PRODUCTS AND SERVICES

Our diversified business model provides multiple entry points and sources of value for our clients that lead to increased client spending on our research and advisory services, conferences and consulting services. A critical part of our long-term strategy is to increase business volume and penetration with our most valuable clients, identifying relationships with the greatest sales potential and expanding those relationships by offering strategically relevant research and insight. We also seek to extend the Gartner brand name to develop new client relationships, augment our sales capacity and expand into new markets around the world. These initiatives have created additional revenue streams through more effective packaging, campaigning and cross-

selling of our products and services. In addition, we seek to increase our revenue and operating cash flow through more effective pricing of our products and services.

Our principal products and services are delivered through our three business segments, as described below.

•RESEARCH. Gartner delivers independent, objective insight to leaders across an enterprise through subscription services that include on-demand access to published research content, data and benchmarks, and direct access to a network of more than 2,500 research experts located around the globe. Gartner research is the fundamental building block for all Gartner products and services. We combine our proprietary research methodologies with extensive industry and academic relationships to create Gartner products and services that address each role across an enterprise. Within the Research segment, Global Technology Sales (“GTS”) sells products and services to users and providers of technology, while Global Business Sales (“GBS”) sells products and services to all other functional leaders, such as human resources, supply chain, finance, and marketing.

Our research agenda is defined by clients’ needs, focusing on the critical issues, opportunities and challenges they face every day. We are in steady contact with close to 14,000 distinct client enterprises worldwide. We publish tens of thousands of pages of original research annually, and our research experts had more than 505,000 direct client interactions in 2024. Our size and scale enable us to commit vast resources toward broader and deeper research coverage and to deliver insight to our clients based on what they need and where they are. The ongoing interaction of our research experts with our clients enables us to identify the most pertinent topics to them and develop relevant product and service enhancements to meet the evolving needs of users of our research. Our proprietary research content, presented in the form of reports, briefings, updates and related tools, is delivered directly to the client’s computer or mobile device via our website and/or product-specific portals.

Clients normally sign subscription contracts that provide access to our research content and advisory services for individual users over a defined period. We typically have a minimum contract period of twelve months for our research and advisory subscription contracts and, at December 31, 2024, nearly 75% of our contracts were multi-year.

•CONFERENCES. Gartner conferences are designed for information technology (“IT”) and business executives as well as other decision makers looking to adapt and evolve their organizations through disruption and uncertainty, navigate risks and prioritize investments. Attendees experience sessions led by Gartner research experts, and the sessions include cutting-edge technology solutions, peer exchange workshops, one-on-one analyst and advisor meetings, consulting diagnostic workshops, keynotes and more. Our conferences also provide attendees with an opportunity to interact with IT and business executives from the world’s leading companies. In addition to role-specific summits and workshop-style seminars, Gartner hosts the Gartner Symposium/Xpo series, including its unique, flagship IT Symposium/Xpo®, which is held at several locations worldwide annually. During 2024, Gartner successfully held 51 in-person conferences with more than 86,000 attendees, including nine Symposiums/Xpos. In addition, during 2024 we hosted 200+ peer networking meetings and 400+ exclusive local C-level meetings with more than 200 in-person.

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

•Vast network of research experts and consultants - As of December 31, 2024, we had more than 2,500 research experts and 960 experienced consultants located around the world. Our research experts are located in more than 30 countries and territories, enabling us to cover vast aspects of business and technology on a global basis.

Notwithstanding these differentiating factors, we face competition from a significant number of independent providers of information products and services. We compete indirectly with consulting firms and other data and information providers, including electronic and print media companies. These indirect competitors could choose to compete directly with us in the future. In addition, we face competition from free sources of information that are available to our clients through the internet. We anticipate encountering more competition with increased adoption of AI services in the markets in which we compete. Limited barriers to entry exist in the markets in which we do business. As a result, new competitors may emerge and existing competitors may start to provide additional or complementary services. While we believe the breadth and depth of our research positions us well versus our competition, increased competition could result in loss of market share, diminished value in our products and services, reduced pricing, and increased sales and marketing expenditures.

INTELLECTUAL PROPERTY

Our success has resulted in part from proprietary methodologies, software, reusable knowledge capital and other intellectual property rights. We rely on a combination of patent, copyright, trademark, trade secret, confidentiality, non-compete and other contractual provisions to protect our intellectual property rights. We have policies related to confidentiality, ownership, quote permission, and the use and protection of Gartner’s intellectual property. We also enter into agreements with our employees and third parties as appropriate that protect our intellectual property, and we enforce these agreements if necessary. We recognize the value of our intellectual property in the marketplace and vigorously identify, create and protect it. Additionally, we actively monitor and enforce contract compliance by our end users and we assert our rights in trademark and copyright law worldwide to protect our public content.

HUMAN CAPITAL MANAGEMENT

We believe our people are our most valuable asset, enabling our sustained track record of growth. From attracting top talent through our recruitment process, to cultivating that talent with learning and development opportunities and rewards for strong performers, to supporting overall wellness with meaningful benefits and engagement, we strive to put our people first. At December 31, 2024, we had 21,044 employees globally, 10,141 of which were outside of the U.S., and the overwhelming majority of our employees were full time.

Gartner is committed to providing equal employment opportunities to all applicants and employees without regard to any legally protected status. This commitment is formalized in our global and U.S. equal employment opportunity policies. Our human capital management strategies are developed by executive management and overseen by the Compensation Committee of our Board of Directors.

Culture of Inclusion

We are committed to operating with the highest ethical standards and fostering an environment that encourages open discussions and ensures our associates and clients are treated fairly and with respect. Our vision is to build a high-performing organization with a culture of inclusion, enabling Gartner to guide the leaders who shape the world.

Currently, 36% of our Board of Directors is female, and 27% of our Board of Directors identifies as racially or ethnically diverse. As of December 31, 2024, 21% of our executive management team is female, approximately 48% of our employees worldwide are female and 25% of employees in the U.S. identified as racially or ethnically diverse. Our employees work in 39 different countries and territories.

We work to integrate best-in-class inclusive approaches into all our talent processes and practices and prioritize efforts that support our world-class talent and their unique needs. Gartner’s dedication to inclusion is driven by our passionate leaders and associates around the world.

Our eight associate-driven Employee Resource Groups (ERGs) are open to all and help foster an inclusive and supportive workplace. ERGs play an important role in enabling associate success, cultivating a culture of inclusion and creating a sense of belonging for all our associates by supporting development, recognizing life stages, inspiring associates through storytelling and driving engagement through a sense of belonging. In 2024, over 6,500 Gartner associates were members of at least one ERG.

Total Rewards

We seek to invest in meaningful, innovative and inclusive compensation and benefit programs that support physical, financial and emotional well-being of our employees. In addition to salaries, these programs (which vary by country/region) include annual bonuses, stock awards, an employee stock purchase plan, 401(k) matching, healthcare and insurance benefits, and tax savings programs, such as health and dependent care flexible spending accounts, health savings account and pretax commuter benefits. We also offer generous paid time off, paid parental leave, life and disability insurance, business travel accident insurance, charity matching, tuition assistance and on-site amenities, such as fitness centers, among others.

Additionally, we provide a number of free mental and behavioral health resources for employees and their dependents, globally. In 2024, we introduced an enhanced offering with proven on-demand self-care resources, as well as easy access to quality mental health coaches and therapists. We believe our total rewards programs facilitate associate retention and also encourage high performance.

Talent Development, Retention and Training

Gartner aims to foster a culture of lifelong learning, getting feedback and evolving. In addition to helping employees unlock their full potential through mechanisms like continuous feedback and performance appraisals, we have dedicated programs designed to develop effective leaders. We also offer rotational programs and an online learning experience platform for employees called GartnerYou. In 2024, GartnerYou offered approximately 26,000 learning resources, with over 410,000 completions globally. Since our Sales and Research & Advisory teams make up approximately 45% of total employees worldwide, we also have formal, dedicated programs to help train and onboard new hires as well as more experienced managers and leaders within Sales and Research & Advisory. Through these programs, we believe our teams develop role-specific knowledge and skills, increase productivity and improve performance.

We also strive to develop an inclusive and engaging environment that makes Gartner a vibrant, exciting place to work. We believe the greatest catalyst to engagement comes from leadership — particularly their efforts to set direction, allocate resources, and build individual and organizational capability. We embed our associate survey efforts across the enterprise so that the insight we glean can help leaders at various levels understand the opportunities for effecting organizational growth. Survey results are used for a number of enterprise-wide and business-unit-specific initiatives targeting key areas of engagement and retention, such as leadership effectiveness, career development, business process improvement, and more. While associate turnover increased slightly in 2024 as compared with the prior year, average tenure increased slightly from approximately 5.0 years in 2023 to 5.3 years in 2024.

Our Communities and the Environment

Our associates have a long history of individual and team volunteering. Gartner facilitates a charity match program. In 2024, over 20% of associates supported approximately 4,500 causes through charitable donations or volunteering. In total, more than $7.6 million was donated by Gartner and its associates and close to 19,600 hours were volunteered. We continue to embed sustainability in our operations in alignment with our near-term targets, which have been approved by the Science-Based

Targets Initiative. We also provide associates with learning opportunities, including a sustainability training module. Additionally, in 2024, over 1,000 associates were engaged in the Gartner Green Team, a voluntary, associate-driven group that enables associates to connect, learn, and drive change towards net-zero greenhouse gas emissions.

We encourage you to review our Corporate Responsibility Report located on our website at https://www.gartner.com/en/about/corporate-responsibility for more information. Nothing on our website, including our Corporate Responsibility Report or sections thereof, shall be deemed incorporated by reference into this Annual Report, or any other filing we make with the SEC.

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

ITEM 1A. RISK FACTORS.

We operate in a highly competitive and rapidly changing environment that involves numerous risks and uncertainties, some of which are beyond our control. In addition, we and our clients are affected by global economic conditions and trends. The following sections address significant factors, events and uncertainties that make an investment in our securities risky. We urge you to consider carefully the factors described below and the risks that they present for our operations, as well as the risks addressed in other reports and materials that we file with the SEC and the other information, included or incorporated by reference in this Form 10-K. When the factors, events and contingencies described below or elsewhere in this Form 10-K materialize, there could be a material adverse impact on our business, prospects, results of operations, financial condition, and cash flows, and therefore have a potential negative effect on the trading price of our common stock. Additional risks not currently known to us or that we now deem immaterial may also harm us and negatively affect your investment. In addition to the effects of the global economic and geopolitical climate on our business and operations (including as a result of U.S. tariffs, trade barriers and restrictions) discussed in Item 7 of this Form 10-K and in the risk factors below, additional or unforeseen effects from the global economic and geopolitical climate may give rise to or amplify many of these risks discussed below. Risks in this section are grouped in the following categories: (1) strategic and operational risks; (2) macroeconomic and industry risks; and (3) legal and regulatory risks. Many risks affect more than one category, and the risks are not in order of significance or probability of occurrence because they have been grouped by categories.

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

Technology is rapidly evolving, and if we do not continue to develop new product and service offerings in response to these changes, our business could suffer. Disruptive technologies, including in areas of artificial intelligence (“AI”) and machine learning, are rapidly changing the environment in which we, our clients, and our competitors operate and could affect the nature of how we generate revenue. We anticipate encountering more competition with increased adoption of AI services in the markets in which we compete. We will need to continue to respond to and anticipate these changes by enhancing our product and service offerings to maintain our competitive position. However, we may not be successful in responding to these forces and enhancing our product and service offerings on a timely basis or in a cost-efficient manner, and any enhancements we develop may not adequately address the changing needs of our clients. Our future success will depend upon our ability to develop and introduce in a timely manner new or enhance existing offerings that address the changing needs of this constantly evolving marketplace. Failure to develop products that meet the needs of our clients in a timely manner could have a material adverse effect on our business, results of operations, and financial position.

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

Uncertainty in the development, deployment, and use of AI in our platform and products and by our customers and competitors may result in harm to our business and reputation. We use, and may expand our use of, machine learning and AI technologies in some of our products, services, and processes. Developing, testing, and deploying AI systems will require additional investment and increase our costs. Our competitors or other third parties may also incorporate AI into their offerings more effectively and/or quickly than we do, which could impair our ability to compete effectively and adversely affect our business and financial results. If we fail to keep pace with rapidly evolving AI technological developments, our competitive position and business results may be negatively impacted. Moreover, the development, adoption, and use of generative AI technologies are still in their early stages, and ineffective or inadequate AI development or deployment practices by Gartner or third-party developers or vendors could result in unintended consequences. For example, AI algorithms that we use may be flawed or may be based on datasets that are biased or insufficient. Third parties may also be able to use AI to create technology that could reduce demand for our products. Although prohibited, clients or others may load our proprietary information into large language models, which could reduce the value of our offerings. In addition, the introduction of AI technologies, particularly generative AI, into new or existing offerings may result in new or expanded risks and liabilities, due to enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality, data privacy or security risks, as well as other factors that could adversely affect our business, reputation, and financial results. Because AI systems are highly complex and rapidly developing, it is not possible to predict all the legal, regulatory, operational or technological risks that may arise relating to our use of AI.

Our Research business depends on renewals of subscription-based services and sales of new subscription-based services for a significant portion of our revenue, and our failure to renew at historical rates or generate new sales of such services will lead to a decrease in our revenues. A large portion of our success depends on our ability to generate renewals of our subscription-based research products and services and new sales of such products and services, both to new clients and existing clients. These products and services constituted approximately 77% and 76% of total revenues from our operations for 2024 and 2023, respectively. Generating new sales of our subscription-based products and services, both to new and existing clients, is a challenging, costly, and often time-consuming process. If we are unable to generate new sales, due to competition or other factors, our revenues will be adversely affected.

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

Additionally, as we continue to adjust our products and service offerings to meet our clients’ continuing needs, we may shift the type and pricing of our products which may impact client renewal rates. While our Research client retention rate was 84% for both 2024 and 2023, there can be no guarantee that we will continue to maintain this rate of client renewals.

The profitability and success of our conferences and other meetings are subject to external factors beyond our control. The market for desirable dates and locations for our activities has historically been highly competitive. If we cannot secure desirable dates and suitable venues for our conferences the profitability for these conferences will suffer, and our financial position and results of operations may be adversely affected. In addition, because our conferences are scheduled in advance and held at specific locations, the success of these activities can be affected by circumstances outside of our control, such as the occurrence of or concerns related to communicable diseases (such as COVID-19), labor strikes, transportation shutdowns and travel restrictions, economic slowdowns, reductions in government spending, geopolitical crises, terrorist attacks, war, weather, natural disasters, and other occurrences impacting the global, regional, or national economies, the occurrence of any of which could negatively impact the success of the conference or meeting. Our insurance coverage for 2024 (and likely beyond) excludes coverage for cancellations due to communicable diseases. We also face the challenge of procuring venues that are sizeable enough at a reasonable cost to accommodate some of our major activities.

Our Consulting business depends on non-recurring engagements and our failure to secure new engagements could lead to a decrease in our revenues. Consulting segment revenues constituted approximately 9% of total revenues from our on-going operations in both 2024 and 2023. Consulting engagements typically are project-based and non-recurring. In addition, revenue from our contract optimization business can fluctuate significantly from period to period and is not predictable. Our ability to replace consulting engagements is subject to numerous factors, including the following:

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

We may not be able to attract and retain qualified personnel which could jeopardize the quality of our products and services and our future growth plans. Our success is based on attracting and retaining talented employees and we depend heavily upon the quality of our senior management, research analysts, consultants, sales and other key personnel. The market for highly skilled workers and leaders in our industry is extremely competitive. We face competition for qualified professionals from, among others, technology companies, market research firms, consulting firms, financial services companies and electronic and print media companies, some of which have significant financial resources and a willingness to deploy those resources to attract and compensate these professionals. Moreover, increasing wage inflation may affect our profit margin as we strive to provide compensation packages that are competitive. We face risks related to global and industry-specific labor shortages, and competitive markets can increase attrition throughout our sector. Additionally, some of the personnel that we attempt to hire are subject to non-compete agreements that could impede our short-term recruitment efforts. Our employee hiring and retention also depend on our brand and reputation as well as our ability to build and maintain an inclusive workplace culture that enables our employees to thrive. We may also be limited in our ability to recruit internationally by restrictive domestic immigration laws, and changes to policies that restrain the flow of technical and professional talent could inhibit our ability to adequately staff our research and development and other efforts.

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

We are exposed to risks related to cybersecurity. A significant portion of our business is conducted over the internet and we rely on the secure processing, storage and transmission of confidential, sensitive, proprietary and other types of information relating to our business operations and confidential and sensitive information about our customers and employees in our computer systems and networks, and in those of our third-party vendors. Actions by individuals, groups, and state-sponsored organizations pose threats to our operations, our computer systems, our employees, and our customers. The cybersecurity risks we face range from cyber attacks common to most industries, such as the development and deployment of malicious software to gain access to our networks and attempt to steal confidential information, launch distributed denial of service attacks, or attempt other coordinated disruptions, to more advanced threats that target us because of our prominence in the global research and advisory field.

Like many multinational corporations, we, and some third parties upon which we rely, have experienced cyber attacks on our computer systems and networks in the past and may experience them in the future, likely with more frequency and sophistication, and involving a broader range of devices and modes of attack, all of which will increase the difficulty of detecting and successfully defending against them. To date, none have resulted in any material adverse impact to our business, operations, products, services or customers. We have implemented various security controls to meet our security obligations, while also defending against constantly evolving security threats. Our security controls help to secure our information systems, including our computer systems, intranet, proprietary websites, email and other telecommunications and data networks, and we scrutinize the security of outsourced website and service providers prior to retaining their services. However, the security measures implemented by us or by our outside service providers may not be effective and our systems (and those of our outside service providers) are vulnerable to theft, loss, damage and interruption from a number of potential sources and events, including unauthorized access or security breaches, cyber attacks, computer viruses, power loss, or other disruptive events. In some cases, vulnerabilities may not be immediately detected, which could exacerbate the risk of a security incident and the effects on our business.

While we maintain cybersecurity insurance, our insurance may not be sufficient to cover all liabilities described herein. Moreover, as a result of operating in a hybrid work environment, many of our employees are working virtually for a period of time, which magnifies the importance of the integrity of our remote access security measures.

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

We may experience outages and disruptions of our online services and information systems if we fail to maintain an adequate operations infrastructure. Our increasing user traffic and complexity of our products and services demand more computing power. We have invested substantial amounts and expect to continue investing (as necessary) in access to data centers and equipment and in moving more of our workload into cloud services, upgrading our technology and network infrastructure to handle increased traffic on our websites, and delivering our products and services through emerging channels, such as mobile applications. However, any inefficiencies, or operational failures or significant disruptions at our suppliers could diminish the quality of our products, services, and user experience, resulting in damage to our reputation and loss of current and potential users, subscribers, and advertisers, potentially harming our financial condition and operating results.

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

To accommodate our growth going forward, we have moved to a global hoteling model to better manage our footprint and reduce operating expenses, and will secure new space when the opportunities and needs arise. If the new spaces are not completed on schedule, or if the landlord defaults on its commitments and obligations pursuant to the new leases, we may incur additional expenses. In addition, unanticipated difficulties in initiating operations in a new space, including construction delays, natural disasters, IT system interruptions, or other infrastructure support problems, could result in a delay in moving into the new space, resulting in a potential loss of employee and operational productivity and a loss of revenue and/or additional expenses, which could also have an adverse, material impact on our operating results.

Our sales to governments are subject to appropriations, complex compliance requirements and some may be terminated early. We derive significant revenues from research and consulting contracts with the United States government and its respective agencies, numerous state and local governments and their respective agencies, and foreign governments and their agencies. At December 31, 2024 and 2023, approximately $1.2 billion and $1.0 billion, respectively, of our outstanding revenue contracts were attributable to government entities. Our U.S. government contracts are subject to the approval of appropriations by the U.S. Congress to fund the agencies contracting for our services. Additionally, our contracts at the state and local levels, as well as foreign government contracts, are subject to various governmental authorizations and funding approvals and mechanisms. Certain of these contracts may be terminated at any time by the government entity without cause or penalty (“termination for convenience”). In addition, contracts with U.S. federal, state and local, and foreign governments and their respective agencies are subject to increasingly complex bidding procedures, compliance requirements, and efficiency considerations, as well as intense competition. Failure to adequately abide by these procedures and compliance requirements could result in an inability to contract with governments or their agencies, termination of existing contracts, penalties or fees with respect to existing contracts, or even suspension and debarment from doing future business with a government or agency, which would adversely impact our future business and operating results. Moreover, while terminations by governments for lack of funding have not been significant historically, should appropriations for the various governments and agencies that contract with us be curtailed, or should our government contracts be terminated for convenience, we may experience a significant loss of revenues.

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

Our outstanding debt obligations could negatively impact our financial condition and future operating results. As of December 31, 2024, the Company had outstanding debt of $274 million under its 2024 revolving credit facility (the “2024 Credit Agreement”), $800 million of Senior Notes due 2028 (the “2028 Notes”), $600 million of Senior Notes due 2029 (the “2029 Notes”) and $800 million of Senior Notes due 2030 (the “2030 Notes”). Additional information regarding the 2024 Credit Agreement, the 2028 Notes, the 2029 Notes and the 2030 Notes is included in Note 6 — Debt in the Notes to Consolidated Financial Statements.

The debt service requirements of these borrowings could impair our future financial condition and operating results. In addition, the affirmative, negative and financial covenants of the 2024 Credit Agreement, as well as the covenants related to the Senior Notes, could limit our future financial flexibility. A failure to comply with these covenants could result in acceleration of all amounts outstanding, which could materially impact our financial condition unless accommodations could be negotiated with our lenders and noteholders. No assurance can be given that we would be successful in doing so, or that any accommodations that we were able to negotiate would be on terms as favorable as those currently in place. The outstanding debt may limit the amount of cash or additional credit available to us, which could restrain our ability to expand or enhance products and services, respond to competitive pressures or pursue future business opportunities requiring substantial investments of additional capital.

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

Natural disasters, pandemics, terrorist acts, war, actions by governments, and other geopolitical activities could disrupt our operations. We operate in numerous U.S. and international locations, and we have offices in a number of major cities across the globe. The occurrence of, or concerns related to, a major weather event, earthquake, hurricane, flood, drought, volcanic activity, disease or pandemic, or other natural disaster could significantly disrupt our operations. In addition, acts of civil unrest, failure of critical infrastructure, terrorism, war and armed conflict (including the ongoing conflicts in the Middle East, Ukraine and Russia), and abrupt political change, as well as responses by various governments and the international community to such acts, can have a negative effect on our business. Such events could cause delays in initiating or completing sales, impede delivery of our products and services to our clients, disrupt or shut down the internet or other critical client-facing and business processes, impede the travel of our personnel and clients, dislocate our critical internal functions and personnel, and in general harm our ability to conduct normal business operations, any of which can negatively impact our financial condition and operating results. Such events could also impact the timing and budget decisions of our clients, which could materially adversely affect our business.

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

Our operating results could be negatively impacted by global economic conditions. Our business is impacted by general economic conditions and trends in the United States and abroad, including without limitation inflation, slowing growth, rising interest rates and recession. In its recent report, Global Economics Prospects, January 2025, the World Bank reported that global growth is projected to hold steady at 2.7% in 2025-26. The report notes global growth is stabilizing as inflation returns closer to targets and monetary easing supports activity in both advanced economies and emerging market and developing economies. However, the World Bank concludes the global economy appears to be settling at a low growth rate that will be insufficient to foster sustained economic development—with the possibility of further headwinds from heightened policy uncertainty and adverse trade policy shifts, geopolitical tensions, persistent inflation, and climate-related natural disasters. A downturn in growth could negatively and materially affect future demand for our products and services in general, in certain geographic regions, in particular countries, or industry sectors, or could reduce demand for our in-person conferences. In addition, U.S. federal, state and local government spending limits may reduce demand for our products and services from those governmental agencies as well as organizations that receive funding from those agencies and could negatively affect macroeconomic conditions in the United States, which could further reduce demand for our products and services. Such difficulties could negatively impact our ability to maintain or improve the various business measurements we utilize (which are defined in this Annual Report), such as contract value and consulting backlog growth, client retention, wallet retention, consulting utilization rates, and the number of attendees and exhibitors at our conferences and other meetings. Failure to achieve acceptable levels of these indicators or improve them will negatively impact our financial condition, results of operations, and cash flows.

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

Our business could be negatively impacted by climate change. While we seek to mitigate the business risks associated with climate change for our operations, there are inherent climate-related risks wherever business is conducted. Access to clean water and reliable energy in the communities where we conduct our business, whether for our offices, clients, vendors or other stakeholders is a priority. We have large offices in Connecticut, Florida, India, the United Kingdom, Spain and Australia, and other locations that are vulnerable to climate change effects. Additionally, green energy costs may increase our operational costs, and clients may be less likely to travel to our Conferences due to climate considerations. Changing market dynamics, global policy developments, and the increasing frequency and impact of extreme weather events on critical infrastructure in the U.S. and elsewhere have the potential to disrupt our business, the business of our vendors, and the business clients, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations.

Sustainability commitments, regulatory requirements or failure to meet stakeholder expectations in ESG could harm our reputation. We have committed to achieve net-zero greenhouse gas emissions by 2035 in accordance with the SBTi's Net-Zero Standard. The SBTi has approved Gartner’s near-term science-based emissions reductions targets. Our ability to achieve these goals is subject to numerous risks outside of our control. In addition, standards and processes for measuring and reporting carbon emissions and other sustainability metrics may change over time, and may result in inconsistent data, or could result in significant revisions to our strategies and targets, or our ability to achieve them. Our failure or perceived failure to achieve them or continue practices that meet evolving, and sometimes conflicting, stakeholder expectations in ESG could harm our reputation, adversely affect our ability to attract and retain employees or clients and expose us to increased scrutiny from investors and regulatory authorities.

We are also subject to evolving sustainability regulatory requirements relating to environmental, social, and governance matters that are being developed and formalized in Europe, the U.S., and elsewhere, which may include specific, target-driven frameworks and disclosure requirements. We cannot determine what final regulations will be enacted, modified, or reversed or what their ultimate impact on our business will be. Failure to comply with these requirements could result in claims and lawsuits, regulatory actions, or damage to our reputation, each of which may adversely affect our business, operations, financial condition, and results of operations. At the same time, we may also face negative commercial or reputational impacts from consumers who do not support sustainability-related initiatives or concerns.

Legal and Regulatory Risks

Our failure to comply with complex U.S. and foreign laws and regulations could have a material adverse effect on our operations or financial condition. Our business and operations may be conducted in countries where corruption has historically penetrated the economy. It is our policy to comply, and to require our local partners, distributors, agents, and those with whom we do business to comply, with all applicable anti-bribery and anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act, the UK Bribery Act, regulations established by the Office of Foreign Assets Control (OFAC) and with applicable local laws of the foreign countries in which we operate. There can be no assurance that all of our employees, contractors and agents will comply with the Company’s policies that mandate compliance with these laws. Any determination or allegations, even if unfounded, that we have violated or are responsible for violations of these laws, even if inadvertent, could be costly and disrupt our business, which could have a material adverse effect on our business, results of operations, financial condition, liquidity and cash flows, as well as on our reputation.

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

We face risks related to the regulation of AI and other evolving technologies. The growing use of AI tools has led to the introduction of new laws and regulations in some of the areas where we operate. These laws and regulations vary between jurisdictions and are subject to change and evolving interpretations. As we expand our products and services and develop our business models, we have faced, and may continue to face, shifting regulations. Our ability to adopt new technologies, including AI, and to innovate for our customers and manage our business could be adversely impacted by the evolving regulatory environment. For instance, the EU Artificial Intelligence Act ("EU AI Act") entered into force on August 1, 2024 and will govern AI systems that impact individuals in the EU. Complying with the EU AI Act and similar emerging laws may impose significant costs on our business and may necessitate changes to certain business practices to ensure compliance.

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

We face risks related to taxation. We are a global company and a substantial amount of our earnings is generated outside of the United States and taxed at rates other than the U.S. statutory federal income tax rate. Our effective tax rate, financial position and results of operations could be adversely affected by earnings being higher than anticipated in jurisdictions with higher statutory tax rates and, conversely, lower than anticipated in jurisdictions that have lower statutory tax rates, by changes in the valuation of our deferred tax assets and/or by changes in tax laws or accounting principles and their interpretation by relevant authorities. Corporate tax reform, base-erosion efforts and tax transparency continue to be high priorities in many countries. The Organization for Economic Co-operation and Development (“the OECD”) has issued various tax proposals that include a two-pillar approach to global taxation (BEPS 2.0/ Pillar Two), focusing on global profit allocation and a 15% global corporate minimum tax rate. Several countries in which Gartner does business have proposed or enacted new laws to align with OECD Pillar Two proposals. The minimum tax is treated as a current cost beginning in 2024 and does not have a significant impact on the Company’s effective tax rate for the current period. Significant details around the provisions are still uncertain as the OECD and participating countries continue to work on defining the underlying rules and administrative procedures. Enactment of this and similar legislation could significantly increase our tax obligations in countries where we do business. These actual, potential, and other changes, both individually and collectively, could materially increase our effective tax rate and negatively impact our financial position, results of operations, and cash flows. We will continue to monitor and reflect the impact of such legislative changes in future financial statements as appropriate.

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

At the management level, our CIO, who reports directly to the CEO, has over 20 years of experience serving in IT management, software development, and technology-based roles across a variety of industries, including publishing, media and entertainment, and financial and insurance services. Our Chief Information Security Officer (CISO), who reports directly to the CIO, has extensive cybersecurity knowledge and skills gained from over 15 years of work experience serving in security roles for the Company and a variety of financial service firms. Our CISO is responsible for understanding, managing, and communicating cybersecurity risk internally to our management, and works closely with Legal to oversee compliance with legal, regulatory, and contractual security requirements.

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

ITEM 2. PROPERTIES.

As of December 31, 2024, we leased approximately 15 domestic and 70 international office properties for our ongoing business operations. These offices, which exclude certain properties that we sublease to others, support our executive and administrative activities, research and consulting, sales, systems support, operations, and other functions. Our corporate office is based in Stamford, Connecticut. We also maintain an important presence in: Fort Myers, Florida; London, the United Kingdom; Gurgaon, India; Irving, Texas; and Barcelona, Spain. The Company does not own any real property.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the New York Stock Exchange under the symbol “IT”. As of February 7, 2025, there were 856 holders of record of our common stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The equity compensation plan information set forth in Part III, Item 12 of this Annual Report on Form 10-K is hereby incorporated by reference into this Part II, Item 5.

SHARE REPURCHASES

In May 2015, our Board of Directors (the “Board”) authorized a share repurchase program to repurchase up to $1.2 billion of our common stock. The Board authorized incremental share repurchases of up to an aggregate additional $4.1 billion of the Company’s common stock from February 2021 to July 2024. The Company adopted its share repurchase plan with the goal of returning excess capital to shareholders in accordance with its capital allocation policy. The Company may repurchase its common stock from time-to-time in amounts, at prices and in the manner that the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended), accelerated share repurchases, private transactions or other transactions and will be funded by cash on hand and borrowings. Repurchases may also be made from time-to-time in connection with the settlement of the Company’s stock-based compensation awards. The table below summarizes the repurchases of our common stock during the three months ended December 31, 2024 pursuant to our share repurchase program and the settlement of stock-based compensation awards.

Period	Total Number of Shares Purchased (#)	Average Price Paid Per Share ($)	Total Number of Shares Purchased Under Announced Programs (#)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
October 1, 2024 to October 31, 2024	414	$515.06	—	$1,049,480
November 1, 2024 to November 30, 2024	22,694	540.41	—	1,049,480
December 1, 2024 to December 31, 2024	196,145	488.06	195,954	$953,843
Total for the quarter (1)	219,253	$493.53	195,954

(1)The repurchased shares during the three months ended December 31, 2024 included purchases for both the settlement of stock-based compensation awards and open market purchases. All amounts presented are exclusive of the excise tax accrual.

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

This MD&A provides an analysis of our consolidated financial results, segment results and cash flows for 2024 and 2023 under the headings “Results of Operations,” “Segment Results” and “Liquidity and Capital Resources.” For a similar detailed discussion comparing 2023 and 2022, refer to those headings under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

We operate in a very competitive and rapidly changing environment that involves numerous known and unknown risks and uncertainties, some of which are beyond our control. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future quarterly and annual revenues, operating income, results of operations and cash flows, as well as any forward-looking statement, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in our forward-looking statements include, among others, the following: the impact of general economic conditions, including inflation (and related monetary policy by governments in response to inflation), on economic activity and our operations; changes in macroeconomic and market conditions and market volatility, including interest rates and the effect on the credit markets and access to capital; the impact of global economic and geopolitical conditions, including inflation, and recession; our ability to carry out our strategic initiatives and manage associated costs; the timing of conferences and meetings, in particular our Gartner Symposium/Xpo series that normally occurs during the fourth quarter; our ability to achieve and effectively manage growth, including our ability to integrate our acquisitions and consummate and integrate future acquisitions; our ability to pay our debt obligations; our ability to maintain and expand our products and services; our ability to expand or retain our customer base; our ability to grow or sustain revenue from individual customers; our ability to attract and retain a professional staff of research analysts and consultants as well as experienced sales personnel upon whom we are dependent, especially in light of labor competition; our ability to achieve continued customer renewals and achieve new contract value, backlog and deferred revenue growth in light of competitive pressures; our ability to successfully compete with existing competitors and potential new competitors; our ability to enforce and protect our intellectual property rights; our ability to keep pace with technological developments in artificial intelligence (“AI”) and comply with evolving AI regulations; additional risks associated with international operations, including foreign currency fluctuations; the impact on our business resulting from changes in international conditions, including those resulting from the conflict in the Middle East, the war in Ukraine and current and future sanctions imposed by governments or other authorities; the impact of restructuring and other charges on our businesses and operations; cybersecurity incidents or other disruptions to our information systems; risks associated with the creditworthiness, budget cuts, and shutdown of governments and agencies; our ability to meet sustainability commitments and comply with applicable regulatory requirements; the impact of changes in tax policy (including global minimum tax legislation) and heightened scrutiny from various taxing authorities globally; changes to laws and regulations; and other risks and uncertainties. The potential fluctuations in our operating income could cause period-to-period comparisons of operating results not to be meaningful and could provide an unreliable indication of future operating results. A description of the risk factors associated with our business is included under “Risk Factors” in Item 1A of this Annual Report on Form 10-K, which is incorporated herein by reference.

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

We are a trusted advisor and an objective resource for close to 14,000 enterprises in approximately 90 countries and territories — across all major functions, in every industry and enterprise size.

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

Recent Event

On July 25, 2024 the Company entered into a settlement agreement to resolve litigation concerning the Company's event cancellation insurance for 2020 and 2021. The settlement resolved all remaining 2020 and 2021 event cancellation insurance claims for $300.0 million.

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

Conferences	Number of destination conferences represents the total number of hosted in-person conferences completed during the period. Single day, local meetings are excluded.

Number of destination conferences attendees represents the total number of people who attend in-person conferences. Single day, local meetings are excluded.

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

We had total revenues of $6.3 billion in 2024, an increase of 6% compared to 2023 on both a reported basis and excluding the foreign currency impact. Net income increased to $1.3 billion in 2024 from $882.5 million in 2023 and diluted earnings per share was $16.00 in 2024 compared to $11.08 in 2023.

Research revenues increased to $5.1 billion in 2024, an increase of 5% compared to 2023 on both a reported basis and excluding the foreign currency impact. The Research gross contribution margin was 74% in both 2024 and 2023. Contract value was $5.3 billion at December 31, 2024, an increase of 8% compared to December 31, 2023 on a foreign currency neutral basis.

Conferences revenues increased to $583.2 million in 2024, an increase of 15% compared to 2023 on both a reported basis and excluding the foreign currency impact. The Conferences gross contribution margin was 48% and 50% in 2024 and 2023, respectively. We held 51 and 47 in-person conferences in 2024 in 2023, respectively.

Consulting revenues increased to $558.5 million in 2024, an increase of 9% compared to 2023 on both a reported basis and excluding the foreign currency impact. The Consulting gross contribution margin was 36% and 35% in 2024 and 2023, respectively. Backlog was $191.5 million at December 31, 2024.

Cash provided by operating activities was $1.5 billion and $1.2 billion during 2024 and 2023, respectively. As of December 31, 2024, we had $1.9 billion of cash and cash equivalents and approximately $0.7 billion of available borrowing capacity on our revolving credit facility. During 2024, we repurchased 1.6 million shares of the Company’s common stock for an aggregate purchase price of approximately $0.7 billion.

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

The majority of our Research contracts are billable upon signing, absent special terms granted on a limited basis from time to time. Research contracts are generally non-cancelable and non-refundable, except for government contracts that may have cancellation or fiscal funding clauses. Generally, it is our policy to record the amount of a subscription contract that is billable as a fee receivable at the time the contract is signed with a corresponding amount as deferred revenue because the contract represents a legally enforceable claim.

Note 1 — Business and Significant Accounting Policies and Note 9 — Revenue and Related Matters in the Notes to Consolidated Financial Statements provide additional information regarding our revenues.

Accounting for income taxes — We use the asset and liability method of accounting for income taxes. We estimate our income taxes in each of the jurisdictions where we operate. This process involves estimating our current tax expense or benefit together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. When assessing the realizability of deferred tax assets, we consider if it is more likely than not that some or all of the deferred tax assets will not be realized. In making this assessment, we consider the availability of loss carryforwards, projected reversals of deferred tax liabilities, projected future taxable income, and ongoing prudent and feasible tax planning strategies. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained based on the technical merits of the position. Recognized tax positions are measured at the largest amount of benefit with greater than a 50% likelihood of being realized. We use estimates in determining the amount of unrecognized tax benefits associated with uncertain tax positions. Significant judgment is required in evaluating tax law and measuring the benefits likely to be realized. Uncertain tax positions are periodically re-evaluated and adjusted as more information about their ultimate realization becomes available. In December 2024, we completed an intercompany transfer of certain intellectual property (IP). As a result, we recorded a deferred tax asset of approximately $163.2 million, based on the fair value of the IP rights transferred. The deferred tax asset represents the value of future tax deductions for amortization of the assets in the acquiring jurisdiction. The fair value of the intellectual property was determined using an income approach based on unobservable inputs and involves significant judgments such as, but not limited to, future cash flows and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

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

	Year Ended December 31, 2024	Year Ended December 31, 2023	Increase (Decrease)	Percentage Increase (Decrease)
Total revenues	$6,267,411	$5,906,956	$360,455	6%
Costs and expenses:
Cost of services and product development	2,023,022	1,903,240	119,782	6
Selling, general and administrative	2,884,814	2,701,542	183,272	7
Depreciation	112,083	98,645	13,438	14
Amortization of intangibles	90,232	92,458	(2,226)	(2)
Acquisition and integration charges	973	9,587	(8,614)	(90)
Gain from sale of divested operation	—	(135,410)	135,410	nm
Operating income	1,156,287	1,236,894	(80,607)	(7)
Interest expense, net	(69,488)	(94,246)	(24,758)	(26)
Gain on event cancellation insurance claims	300,000	3,077	296,923	nm
Other income, net	575	1,404	(829)	(59)
Less: Provision for income taxes	133,659	264,663	(131,004)	(49)
Net income	$1,253,715	$882,466	$371,249	42%
nm = not meaningful

Total revenues for 2024 were $6.3 billion, an increase of $360.5 million compared to 2023, or 6% on both a reported basis and excluding the foreign currency impact. The tables below present (i) revenues by geographic region (based on where the sale is fulfilled) and (ii) revenues by segment for the years indicated (in thousands).

Primary Geographic Market	Year Ended December 31, 2024	Year Ended December 31, 2023	Increase	Percentage Increase
United States and Canada	$4,017,730	$3,911,042	$106,688	3%
Europe, Middle East and Africa	1,517,815	1,332,070	185,745	14
Other International	731,866	663,844	68,022	10
Total revenues	$6,267,411	$5,906,956	$360,455	6%

Segment	Year Ended December 31, 2024	Year Ended December 31, 2023	Increase	Percentage Increase
Research	$5,125,650	$4,887,046	$238,604	5%
Conferences	583,224	505,164	78,060	15
Consulting	558,537	514,746	43,791	9
Total revenues	$6,267,411	$5,906,956	$360,455	6%

Refer to the section of this MD&A below entitled “Segment Results” for a discussion of revenues and results by segment.

Cost of services and product development was $2.0 billion in 2024, an increase of $119.8 million compared to 2023, or 6% on both a reported basis and excluding the foreign currency impact. The increase in Cost of services and product development was primarily due to a $82.8 million increase in personnel expenses associated with headcount and merit increases as well a $37.0 million increase in conference expenses due to an increase in the number of conferences. Cost of services and product development as a percent of revenues was 32% for both 2024 and 2023.

Selling, general and administrative (“SG&A”) expense was $2.9 billion in 2024, an increase of $183.3 million compared to 2023, or 7% on both a reported basis and excluding the foreign currency impact. The increase in SG&A during the year ended December 31, 2024, as compared to the prior fiscal year, was primarily a result of a $165.4 million increase in personnel expenses due to increased headcount and merit increases.

The number of quota-bearing sales associates in Global Technology Sales increased by 4% to 3,804 and in Global Business Sales increased by 9% to 1,298, compared to December 31, 2023. On a combined basis, the total number of quota-bearing sales associates increased by 6% when compared to December 31, 2023. SG&A expense as a percent of revenues was 46% during both 2024 and 2023.

Depreciation increased by 14% during 2024 compared to 2023. The increase for the year ended December 31, 2024 was primarily due to increased software additions during the last twelve months.

Amortization of intangibles decreased by 2% during 2024 compared to 2023.

Acquisition and integration charges decreased by $8.6 million during the year ended December 31, 2024, compared to the same period in 2023.

Gain from sale of divested operation during the prior year was attributable to the sale of our TalentNeuron business in February 2023. We recognized a pre-tax gain of $135.4 million during the year ended December 31, 2023.

Operating income was $1.16 billion and $1.24 billion during 2024 and 2023, respectively. The 7% decrease in operating income was primarily due to the gain from sale of divested operation recognized during the prior year period, and increases in cost of services and product development and selling, general and administrative expenses, partially offset by increased revenue.

Interest expense, net decreased by $24.8 million during 2024 compared to 2023. The decrease in interest expense, net was due to increased interest income, primarily as a result of higher cash balances than the prior year.

Gain on event cancellation insurance claims of $300.0 million during the year ended December 31, 2024 reflected proceeds from a settlement agreement to resolve litigation concerning the Company's event cancellation insurance for 2020 and 2021. The settlement resolved all remaining 2020 and 2021 event cancellation insurance claims. Gain on event cancellation insurance claims of $3.1 million during the year ended December 31, 2023 reflected proceeds related to 2020 conference cancellation insurance claims.

Other income, net for the years presented herein included the net impact of foreign currency gains and losses from our hedging activities, as well as sales of certain state tax credits and the recognition of other tax incentives. During both 2024 and 2023, Other income, net included a $3.9 million gain on de-designated interest rate swaps.

Provision for income taxes was $133.7 million and $264.7 million during 2024 and 2023, respectively, with an effective income tax rate of 9.6% and 23.1% for 2024 and 2023, respectively. The decrease in the effective income tax rate in 2024 was primarily the result of net tax benefits of approximately $161.9 million recognized as a result of an intercompany transfer of certain intellectual property in December 2024. Note 12 — Income Taxes in the Notes to Consolidated Financial Statements provides additional information regarding the Company’s income taxes.

Net income was $1.3 billion and $882.5 million during 2024 and 2023, respectively. Additionally, our diluted net income per share increased by $4.92 in 2024 compared to 2023. The increase in net income during 2024 was primarily due to the gain on event cancellation insurance claims, as well as an increase in revenue and lower provision for income taxes and interest expense, net, partially offset by the gain from sale of divested operation recognized during the year ended December 31, 2023 and increased operating expenses.

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

Reportable Segments

The sections below present the results of the Company’s three business segments – Research, Conferences and Consulting, as described below.

Research

	Year Ended December 31, 2024	Year Ended December 31, 2023	Increase (Decrease)		Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$5,125,650	$4,887,046	$238,604		5%
Gross contribution (1)	$3,792,843	$3,600,143	$192,700		5%
Gross contribution margin	74%	74%	—	point	—
Business Measurements:
Contract Value (1), (3)	$5,262,000	$4,880,000	$382,000		8%
Global Technology Sales (2):
Contract value (1), (3)	$4,029,000	$3,779,000	$250,000		7%
Client retention	84%	83%	1	point	—
Wallet retention	102%	101%	1	point	—
Global Business Sales (2):
Contract value (1), (3)	$1,233,000	$1,101,000	$132,000		12%
Client retention	87%	87%	—	point	—
Wallet retention	106%	107%	(1)	point	—

(1)Dollars in thousands.
(2)Global Technology Sales includes sales to users and providers of technology. Global Business Sales includes sales to all other functional leaders.
(3)Contract values are on a foreign exchange neutral basis. Contract values as of December 31, 2023 have been calculated using the same foreign currency rates as 2024.

Research revenues increased by $238.6 million during 2024 compared to 2023, or 5% on both a reported basis excluding the foreign currency impact. The increase in revenues during 2024 was primarily due to Research contract value growth in 2023. The gross contribution margin was 74% in both 2024 and 2023, as the increase in revenue and decreased research program expenses were offset by an increase in personnel expenses to support future growth.

Contract value increased to $5.3 billion at December 31, 2024, or 8% compared to December 31, 2023 on a foreign currency neutral basis. All industry sectors grew at mid single-digit rates or faster, other than media. The fastest growth was in the manufacturing, healthcare and public sectors. Global Technology Sales (“GTS”) contract value increased by 7% at December 31, 2024 when compared to December 31, 2023. The increase in GTS contract value was primarily due to new business from existing clients. GTS contract value increased by at least mid single-digits for nearly all enterprise sizes and sectors. Global Business Sales (“GBS”) contract value increased by 12% year-over-year, also primarily driven by new business from existing clients. The majority of our GBS practices achieved double-digit growth rates, with all enterprise sizes and the majority of sectors also growing double-digits year-over-year.

GTS client retention was 84% and 83% as of December 31, 2024 and 2023, respectively, while wallet retention was 102% and 101%, as of December 31, 2024 and 2023, respectively. GBS client retention was 87% as of both December 31, 2024 and 2023, while wallet retention was 106% and 107% as of December 31, 2024 and 2023, respectively.

Conferences

	Year Ended December 31, 2024	Year Ended December 31, 2023	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$583,224	$505,164	$78,060	15%
Gross contribution (1)	$281,409	$253,739	$27,670	11%
Gross contribution margin	48%	50%	(2) points	—
Business Measurements:
Number of destination conferences (2)	51	47	4	9%
Number of destination conferences attendees (2)	86,625	75,569	11,056	15%

(1)Dollars in thousands.
(2)Single day, local meetings are excluded.

Conferences revenues increased by $78.1 million during 2024 compared to 2023, or 15% on both a reported basis and excluding the foreign currency impact. We held 51 in-person destination conferences during the year ended December 31, 2024. We held 47 in-person conferences during the year ended December 31, 2023. The increase in revenues for the year ended December 31, 2024 was due to an increase of 15% in both exhibitor revenue and attendee revenue compared to the same period in 2023. The segment gross contribution margin was 48% and 50% in 2024 and 2023, respectively. The lower gross contribution margin during 2024 was primarily the result of an increase in conference-related expenses and increased headcount partially offset by the increase in revenue.

Consulting

	As Of And For The Year Ended December 31, 2024	As Of And For The Year Ended December 31, 2023	Increase (Decrease)		Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$558,537	$514,746		$43,791	9%
Gross contribution (1)	$203,292	$181,501		$21,791	12%
Gross contribution margin	36%	35%	1	point	—
Business Measurements:
Backlog (1), (2)	$191,500	$163,000		$28,500	17%
Average billable headcount	956	934	22		2%
Consultant utilization	65%	65%	—	point	—

(1)Dollars in thousands.
(2)Backlog is on a foreign currency neutral basis. Backlog as of December 31, 2023 has been calculated using the same foreign currency rates as 2024.

Consulting revenues increased 9% during 2024 compared to 2023 on both a reported basis and excluding the foreign currency impact. The increase in revenues on a reported basis was due to a 5% increase in labor-based consulting, and a 21% increase in contract optimization. Contract optimization revenue may vary significantly and, as such, 2024 revenues may not be indicative of future results. The segment gross contribution margin was 36% and 35% in 2024 and 2023, respectively. The increase in gross contribution margin during 2024 was primarily due to the increase in revenue.

Backlog increased by $28.5 million, or 17%, from December 31, 2023 to December 31, 2024.

LIQUIDITY AND CAPITAL RESOURCES

We finance our operations through cash generated from our operating activities and borrowings. Note 6 — Debt in the Notes to Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations. At December 31, 2024, we had $1.9 billion of cash and cash equivalents and approximately $0.7 billion of available borrowing capacity on the revolving credit facility under our 2024 Credit Agreement. We believe that the Company has adequate liquidity and access to capital markets to meet its currently anticipated needs for both the next twelve months and the foreseeable future.

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

During the fourth quarter of 2024, we entered into an amended lease agreement to significantly reduce the square footage and reduce future lease payments at one of our leased locations. We made an installment payment of $24.0 million during the fourth quarter of 2024, and will make an equal installment payment during the second quarter of 2025 in consideration for the lease amendment.

Our cash and cash equivalents are held in numerous locations throughout the world with 43% held overseas at December 31, 2024. We intend to distribute a portion of the accumulated undistributed earnings of non-U.S. subsidiaries as of December 31, 2024 in conjunction with global restructuring activity. We continue to assert our intention to reinvest substantially all remaining accumulated undistributed foreign earnings, except in instances where repatriation would result in minimal additional tax.

The table below summarizes the changes in the Company’s cash balances for the years indicated (in thousands).

	Year Ended December 31,		Increase (Decrease)
	2024	2023
Cash provided by operating activities	$1,484,922	$1,155,737	$329,185
Cash (used in) provided by investing activities	(103,737)	54,157	(157,894)
Cash used in financing activities	(710,143)	(588,881)	(121,262)
Net increase in cash and cash equivalents and restricted cash	671,042	621,013	50,029
Effects of exchange rates	(57,494)	(13)	(57,481)
Beginning cash and cash equivalents and restricted cash	1,319,599	698,599	621,000
Ending cash and cash equivalents and restricted cash	$1,933,147	$1,319,599	$613,548

Operating

Cash provided by operating activities was $1.5 billion and $1.2 billion in 2024 and 2023, respectively. The year-over-year increase was primarily due to the $300.0 million of insurance proceeds received during 2024 as well as reduced net cash interest expense and increased operating income, excluding the 2023 gain from sale of divested operation.

Investing

Cash (used in) provided by investing activities was $(103.7) million and $54.2 million in 2024 and 2023, respectively. The decrease from 2023 to 2024 was primarily the result of the $161.1 million in proceeds received from the sale of our TalentNeuron business in February 2023.

Financing

Cash used in financing activities was $0.7 billion and $0.6 billion in 2024 and 2023, respectively. During the 2024 period, we used $0.7 billion of cash for share repurchases. In March 2024, we borrowed $274.4 million under the 2024 Credit Agreement. The initial borrowing was used to repay the outstanding amounts under the 2020 Credit Agreement. During the 2023 period, we used $0.6 billion for share repurchases and paid a net $7.8 million in debt principal repayments.

OBLIGATIONS AND COMMITMENTS

Debt

As of December 31, 2024, the Company had $2.5 billion of principal amount of debt outstanding. Note 6 — Debt in the Notes to Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations. From time to time, the Company may seek to retire or repurchase its outstanding debt through various methods including open market repurchases, negotiated block transactions, or otherwise, all or some of which may be effected through Rule 10b5-1 plans. Such transactions, if any, depend on prevailing market conditions, our liquidity and capital requirements, contractual restrictions, and other factors, and may involve material amounts.

Off-Balance Sheet Arrangements

Through December 31, 2024, the Company has not entered into any material off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

Contractual Cash Commitments

The table below summarizes the Company’s future contractual cash commitments as of December 31, 2024 (in thousands).

Commitment Description	Due In Less Than 1 Year	Due In 2-3 Years	Due In 4-5 Years	Due In More Than 5 Years	Total
Debt – principal, interest, and commitment fees (1)	$105,055	$213,326	$1,827,149	$830,001	$2,975,531
Operating leases (2)	122,111	197,949	85,313	130,261	535,634
Deferred compensation arrangements (3)	12,876	20,595	14,490	100,603	148,564
Other (4)	52,748	117,091	215,058	61,296	446,193
Totals	$292,790	$548,961	$2,142,010	$1,122,161	$4,105,922

(1)Principal repayments of the Company’s debt obligations were classified in the above table based on the contractual repayment dates. Interest payments were based on the effective interest rates as of December 31, 2024. Commitment fees were based on unused balances and commitment rates as of December 31, 2024. Note 6 — Debt in the Notes to Consolidated Financial Statements provides information regarding the Company’s debt obligations and interest rate swap contracts.
(2)The Company leases various facilities, automobiles, computer equipment and other assets under non-cancelable operating lease agreements expiring between 2025 and 2038. The total commitment excludes approximately $145.5 million of estimated future cash receipts from the Company’s subleasing arrangements. Note 1 — Business and Significant Accounting Policies and Note 7 — Leases in the Notes to Consolidated Financial Statements provide additional information regarding the Company’s leases.
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

RECENTLY ISSUED ACCOUNTING STANDARDS

The FASB has issued accounting standards that had not yet become effective as of December 31, 2024 and may impact the Company’s consolidated financial statements or its disclosures in future periods. Note 1 — Business and Significant

Accounting Policies in the Notes to Consolidated Financial Statements provides information regarding those accounting standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK

As of December 31, 2024, the Company had $2.5 billion in total debt principal outstanding. Note 6 — Debt in the Notes to Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations.

Approximately $274.0 million of the Company’s total debt outstanding as of December 31, 2024 was based on a floating base rate of interest, which potentially exposes the Company to increases in interest rates. However, we reduce our overall exposure to interest rate increases through our interest rate swap contract, which effectively converts the floating base interest rates on all of our variable rate borrowings to fixed rates.

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

Translation risk arises as our foreign currency assets and liabilities are translated into U.S. dollars because the functional currencies of our foreign operations are generally denominated in the local currency. Adjustments resulting from the translation of these assets and liabilities are deferred and recorded as a component of stockholders’ equity. A measure of the potential impact of foreign currency translation can be determined through a sensitivity analysis of our cash and cash equivalents. At December 31, 2024, we had $1.9 billion of cash and cash equivalents, with a substantial portion denominated in foreign currencies. If the exchange rates of the foreign currencies we hold all changed in comparison to the U.S. dollar by 10%, the amount of cash and cash equivalents we would have reported on December 31, 2024 could have increased or decreased by approximately $78.6 million. The translation of our foreign currency revenues and expenses historically has not had a material impact on our consolidated earnings because movements in and among the major currencies in which we operate tend to impact our revenues and expenses fairly equally. However, our earnings could be impacted during periods of significant exchange rate volatility, or when some or all of the major currencies in which we operate move in the same direction against the U.S. dollar.

Transaction risk arises when we enter into a transaction that is denominated in a currency that may differ from the local functional currency. As these transactions are translated into the local functional currency, a gain or loss may result, which is recorded in current period earnings. We typically enter into foreign currency forward exchange contracts to mitigate the effects of some of this foreign currency transaction risk. Our outstanding foreign currency forward exchange contracts as of December 31, 2024 had an immaterial net unrealized loss.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements for 2024, 2023 and 2022, together with the reports of KPMG LLP, our independent registered public accounting firm, are included herein in this Annual Report on Form 10-K.

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

Management conducted an evaluation, as of December 31, 2024, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2024, the Company’s disclosure controls and procedures were effective..

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment was reviewed with the Audit Committee of the Board of Directors.

Based on its assessment of internal control over financial reporting, management has concluded that, as of December 31, 2024, Gartner’s internal control over financial reporting was effective. The effectiveness of management’s internal control over financial reporting as of December 31, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K in Part IV, Item 15.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Insider Trading Arrangements

No director or Section 16 officer adopted or terminated a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5–1 trading arrangement during the three months ended December 31, 2024.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required to be furnished pursuant to this item is incorporated by reference from the information set forth under the captions “The Board of Directors,” “Proposal One: Election of Directors,” “Executive Officers,” “Corporate Governance,” “Delinquent Section 16(a) Reports” (if necessary) and “Proxy and Voting Information — Available Information” in the Company’s 2025 Proxy Statement. See also Item 1. Business — Available Information.

ITEM 11. EXECUTIVE COMPENSATION.

The information required to be furnished pursuant to this item is incorporated by reference from the information set forth under the captions “Compensation Discussion & Analysis,” “Compensation Tables and Narrative Disclosures,” “Compensation Committee Report,” “The Board of Directors - Compensation of Directors,” “The Board of Directors - Director Compensation Table,” “Corporate Governance - Risk Oversight - Risk Assessment of Compensation Policies and Practices,” and “Corporate Governance - Compensation Committee” in the Company’s 2025 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required to be furnished pursuant to this item is incorporated by reference from the information set forth under the captions “Compensation Tables and Narrative Disclosures — Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2025 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required to be furnished pursuant to this item is incorporated by reference from the information set forth under the captions “Transactions With Related Persons” and “Corporate Governance — Director Independence” in the Company’s 2025 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required to be furnished pursuant to this item is incorporated by reference from the information set forth under the caption “Proposal Three: Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s 2025 Proxy Statement.

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

3. Exhibits

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
3.1(1)	Restated Certificate of Incorporation of the Company.

3.2(16)	By-laws of Gartner, Inc. (as amended and restated through October 31, 2024).

4.1(3)	Indenture (including form of Notes), dated as of June 22, 2020, among Gartner, Inc., the guarantors named therein and U.S. Bank National Association, as a trustee, relating to the $800,000,000 aggregate principal amount of 4.500% Senior Notes due 2028.

4.2(4)	Indenture (including form of Notes), dated as of September 28, 2020, among Gartner, Inc., the guarantors named therein and U.S. Bank National Association, as a trustee, relating to the $800,000,000 aggregate principal amount of 3.750% Senior Notes due 2030.

4.3(5)	Indenture (including form of Notes), dated as of June 18, 2021, among Gartner, Inc., the guarantors named therein and U.S. Bank National Association, as a trustee, relating to the $600,000,000 aggregate principal amount of 3.625% Senior Notes due 2029.

4.4(6)+	Description of Gartner, Inc.’s Common Stock.

10.1(13)	Credit Amendment, dated as of March 26, 2024, among Gartner, Inc., the lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

10.2(12)	Executive Performance Bonus Plan, effective January 1, 2024.

10.3(14)+	2011 Employee Stock Purchase Plan, as amended and restated, as of May 1, 2024.

10.4(10)+	Long-Term Incentive Plan, June 1, 2023 Amendment and Restatement.

10.5(7)+	Second Amended and Restated Employment Agreement between Eugene A. Hall and the Company dated as of February 14, 2019.

10.6(2)+	Amendment to Employment Agreement between Eugene A. Hall and the Company dated as of April 29, 2021.

10.7(17)+	Second Amendment to Employment Agreement between Eugene A. Hall and the Corporation effective as of July 1, 2024.

10.8(8)+	Company Deferred Compensation Plan, effective January 1, 2009.

10.9(6)+	Form of 2022 Stock Appreciation Right Agreement for executive officers.

10.10(6)+	Form of 2022 Performance Stock Unit Agreement for executive officers.

10.11(11)+	Form of 2023 Stock Appreciation Right Agreement for executive officers.

10.12(11)+	Form of 2023 Performance Stock Unit Agreement for executive officers.

10.13(15)+	Form of 2024 Stock Appreciation Right Agreement for executive officers.

10.14(15)+	Form of 2024 Performance Stock Unit Agreement for executive officers.

10.15(15)+	Form of Restricted Stock Unit Agreement for executive officers.

10.16+*	Form of 2025 Stock Appreciation Right Agreement for executive officers.

10.17+*	Form of 2025 Performance Stock Unit Agreement for executive officers.

10.18(9)+	Form of Restricted Stock Unit Agreement for non-employee directors.

10.19(15)+	Enhanced Executive Rewards Policy.

19.1*	Insider Trading Policy.

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (see Signature Page).

31.1*	Certification of chief executive officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of chief financial officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

97(15)+	Gartner, Inc. Compensation Recoupment (Clawback) Policy.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

104*	Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101).

*	Filed with this document.
+	Management compensation plan or arrangement.
(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 6, 2005.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 5, 2021.
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 23, 2020.
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2020.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 21, 2021.
(6)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on February 23, 2022.
(7)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on February 22, 2019.
(8)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on February 20, 2009.
(9)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 1, 2018.
(10)	Incorporated by reference from the Company’s Proxy Statement (Schedule 14A) filed on April 17, 2023.
(11)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on February 16, 2023.
(12)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 1, 2023.
(13)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 1, 2024.
(14)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on April 30, 2024.
(15)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on February 15, 2024.
(16)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on November 5, 2024.
(17)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 1, 2024.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Gartner, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 13, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of tax benefits on intercompany transfer of intellectual property

As discussed in Note 1 to the consolidated financial statements, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained based on the technical merits of the position. Recognized tax positions are measured at the largest amount of benefit with greater than a 50 percent likelihood of being realized. As discussed in Note 12, in December 2024, the Company completed an intercompany transfer of certain intellectual property. As a result, the Company recorded a deferred tax asset of approximately $163.2 million. The deferred tax asset represents the value of future tax deductions for amortization of the assets in the acquiring jurisdiction. These amounts have been reduced for associated unrecognized tax benefits.

We identified the assessment of tax benefits related to the December 2024 intercompany transfer of intellectual property as a critical audit matter. Subjective and complex auditor judgment was required in evaluating the tax position in accordance with tax laws and the valuation and measurement of the uncertain tax position based on the tax benefits more likely than not to be realized. The future revenue forecasts and the discount rate used by the Company to estimate the fair value of the intellectual property and to measure the uncertain tax position involved significant judgments that could have a material effect on the value of the deferred tax asset recognized. Specialized skills and knowledge were required to evaluate the tax position in accordance with tax laws, as well as the reasonableness of the discount rate and measurement of the uncertain tax position.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process for recognizing tax benefits. This included controls related to the evaluation of the tax position in accordance with tax laws, and the selection of the future revenue forecasts and the discount rate used in the valuation and measurement of the uncertain tax position. We evaluated the Company’s future revenue forecast assumptions by comparing the assumptions to the entity’s historical revenue growth rates, to third-party analyst projections for the Company, and to third-party projected industry-wide revenue growth rates. We compared the Company’s historical revenue forecasts to actual results to assess the Company’s ability to accurately forecast. We involved tax and transfer pricing professionals with specialized skills and knowledge, who assisted in evaluating the tax position in accordance with tax laws and the measurement of the uncertain tax position by evaluating the Company’s assessment of the technical tax merits applicable to the transaction, the more-likely-than-not recognition and measurement thresholds, and the Company’s application of the relevant tax laws. We involved transfer pricing and valuation professionals with specialized skills and knowledge, who assisted in evaluating the reasonableness of the discount rate, and the valuation and measurement of the uncertain tax position by:

•comparing the discount rate to a range of discount rates that was independently developed using publicly available market data.

•developing an independent estimate of value of the uncertain tax position using the Company’s forecasts and the independently developed range of discount rates and comparing it to the uncertain tax position recognized by the Company.

/s/ KPMG LLP

We have served as the Company’s auditor since 1996.

New York, New York
February 13, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Gartner, Inc.:
Opinion on Internal Control Over Financial Reporting

We have audited Gartner, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 13, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

New York, New York
February 13, 2025

GARTNER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$1,933,147	$1,318,999
Fees receivable, net of allowances of $8,500 and $9,000, respectively	1,696,225	1,601,228
Deferred commissions	413,914	380,479
Prepaid expenses and other current assets	153,245	127,180
Total current assets	4,196,531	3,427,886
Property, equipment and leasehold improvements, net	242,968	262,718
Operating lease right-of-use assets	257,419	366,809
Goodwill	2,930,205	2,937,260
Intangible assets, net	409,689	501,958
Other assets	497,859	339,288
Total Assets	$8,534,671	$7,835,919
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,206,089	$1,127,604
Deferred revenues	2,762,927	2,640,515
Current portion of long-term debt	—	9,600
Total current liabilities	3,969,016	3,777,719
Long-term debt, net of deferred financing fees	2,459,915	2,448,696
Operating lease liabilities	339,779	513,406
Other liabilities	406,792	415,464
Total Liabilities	7,175,502	7,155,285
Stockholders’ Equity:
Preferred stock:
$0.01 par value, authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock:
$0.0005 par value, 250,000,000 shares authorized; 163,602,067 shares issued for both periods	82	82
Additional paid-in capital	2,497,130	2,320,289
Accumulated other comprehensive loss, net	(88,333)	(76,331)
Accumulated earnings	5,993,007	4,739,292
Treasury stock, at cost, 86,222,214 and 85,264,526 common shares, respectively	(7,042,717)	(6,302,698)
Total Stockholders’ Equity	1,359,169	680,634
Total Liabilities and Stockholders’ Equity	$8,534,671	$7,835,919

See Notes to Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Research	$5,125,650	$4,887,046	$4,604,791
Conferences	583,224	505,164	389,273
Consulting	558,537	514,746	481,782
Total revenues	6,267,411	5,906,956	5,475,846
Costs and expenses:
Cost of services and product development	2,023,022	1,903,240	1,693,771
Selling, general and administrative	2,884,814	2,701,542	2,480,944
Depreciation	112,083	98,645	93,410
Amortization of intangibles	90,232	92,458	98,536
Acquisition and integration charges	973	9,587	9,079
Gain from sale of divested operation	—	(135,410)	—
Total costs and expenses	5,111,124	4,670,062	4,375,740
Operating income	1,156,287	1,236,894	1,100,106
Interest income	61,558	38,526	4,880
Interest expense	(131,046)	(132,772)	(126,203)
Gain on event cancellation insurance claims	300,000	3,077	—
Other income, net	575	1,404	48,412
Income before income taxes	1,387,374	1,147,129	1,027,195
Provision for income taxes	133,659	264,663	219,396
Net income	$1,253,715	$882,466	$807,799

Net income per share:
Basic	$16.12	$11.17	$10.08
Diluted	$16.00	$11.08	$9.96
Weighted average shares outstanding:
Basic	77,785	79,004	80,178
Diluted	78,338	79,680	81,067

See Notes to Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)

	Year Ended December 31,
	2024	2023	2022
Net income	$1,253,715	$882,466	$807,799
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(26,881)	11,677	(39,679)
Interest rate swaps - net change in deferred gain or loss	14,362	15,086	17,075
Pension plans - net change in deferred actuarial gain or loss	517	(1,484)	2,425
Other comprehensive income (loss), net of tax	(12,002)	25,279	(20,179)
Comprehensive income	$1,241,713	$907,745	$787,620

See Notes to Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Accumulated Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2021	$82	$2,074,896	$(81,431)	$3,049,027	$(4,671,516)	$371,058
Net income	—	—	—	807,799	—	807,799
Other comprehensive loss	—	—	(20,179)	—	—	(20,179)
Issuances under stock plans	—	14,142	—	—	8,154	22,296
Common share repurchases	—	—	—	—	(1,043,742)	(1,043,742)
Stock-based compensation expense	—	90,566	—	—	—	90,566
Balance at December 31, 2022	82	2,179,604	(101,610)	3,856,826	(5,707,104)	227,798
Net income	—	—	—	882,466	—	882,466
Other comprehensive income	—	—	25,279	—	—	25,279
Issuances under stock plans	—	10,844	—	—	14,368	25,212
Common share repurchases (including excise tax)	—	—	—	—	(609,962)	(609,962)
Stock-based compensation expense	—	129,841	—	—	—	129,841
Balance at December 31, 2023	82	2,320,289	(76,331)	4,739,292	(6,302,698)	680,634
Net income	—	—	—	1,253,715	—	1,253,715
Other comprehensive loss	—	—	(12,002)	—	—	(12,002)
Issuances under stock plans	—	22,057	—	—	6,227	28,284
Common share repurchases (including excise tax)	—	—	—	—	(746,246)	(746,246)
Stock-based compensation expense	—	154,784	—	—	—	154,784
Balance at December 31, 2024	$82	$2,497,130	$(88,333)	$5,993,007	$(7,042,717)	$1,359,169

See Notes to Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended December 31,
	2024	2023	2022
Operating activities:
Net income	$1,253,715	$882,466	$807,799
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	202,315	191,103	191,946
Stock-based compensation expense	154,784	129,841	90,566
Deferred taxes	(162,081)	(64,173)	(30,702)
Gain from sale of divested operation	—	(135,410)	—
Loss on impairment of lease related assets, net	10,909	20,368	53,970
Reduction in the carrying amount of operating lease right-of-use assets	65,742	70,207	70,086
Amortization and write-off of deferred financing fees	4,591	4,689	4,574
Gain on de-designated swaps	(3,870)	(3,925)	(52,308)
Changes in assets and liabilities, net of acquisitions and divestitures:
Fees receivable, net	(137,768)	(24,662)	(240,696)
Deferred commissions	(41,555)	(13,716)	5,574
Prepaid expenses and other current assets	(28,933)	(7,893)	(3,039)
Other assets	(43,503)	(34,528)	8,440
Deferred revenues	181,180	169,917	297,124
Accounts payable and accrued and other liabilities	29,396	(28,547)	(101,912)
Cash provided by operating activities	1,484,922	1,155,737	1,101,422
Investing activities:
Additions to property, equipment and leasehold improvements	(101,737)	(103,124)	(108,050)
Acquisitions - cash paid (net of cash acquired)	(2,000)	(3,800)	(9,508)
Proceeds from sale of divested operation	—	161,081	—
Cash (used in) provided by investing activities	(103,737)	54,157	(117,558)
Financing activities:
Proceeds from employee stock purchase plan	28,187	25,107	22,231
Payments for deferred financing fees	(2,972)	—	—
Proceeds from revolving credit facility	274,400	—	—
Payments on borrowings	(274,400)	(7,800)	(5,931)
Purchases of treasury stock	(735,358)	(606,188)	(1,043,742)
Cash used in financing activities	(710,143)	(588,881)	(1,027,442)
Net increase (decrease) in cash and cash equivalents and restricted cash	671,042	621,013	(43,578)
Effects of exchange rates on cash and cash equivalents and restricted cash	(57,494)	(13)	(18,425)
Cash and cash equivalents and restricted cash, beginning of year	1,319,599	698,599	760,602
Cash and cash equivalents and restricted cash, end of year	$1,933,147	$1,319,599	$698,599

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$100,085	$119,038	$112,825
Income taxes, net of refunds received	$312,894	$306,682	$174,802
See Notes to Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Business and Significant Accounting Policies

Business. Gartner, Inc. (NYSE: IT) delivers actionable, objective insight that drives smarter decisions and stronger performance on an organization’s mission-critical priorities.

We are a trusted advisor and an objective resource for nearly 14,000 enterprises in approximately 90 countries and territories — across all major functions, in every industry and enterprise size.

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

The fiscal year of Gartner is the twelve-month period from January 1 through December 31. All references to 2024, 2023 and 2022 herein refer to the fiscal year unless otherwise indicated. When used in these notes, the terms “Gartner,” the “Company,” “we,” “us” or “our” refer to Gartner, Inc. and its consolidated subsidiaries.

Principles of consolidation. The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Use of estimates. The preparation of the accompanying Consolidated Financial Statements requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of fees receivable, goodwill, intangible assets, deferred tax assets and other long-lived assets, as well as tax accruals and other liabilities. In addition, estimates are used in revenue recognition, income tax expense or benefit, performance-based compensation charges, depreciation and amortization. Management believes its use of estimates in the accompanying Consolidated Financial Statements to be reasonable.

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

Business acquisitions. The Company accounts for business acquisitions in accordance with the acquisition method of accounting as prescribed by FASB ASC Topic 805, Business Combinations. The acquisition method of accounting requires the Company to record the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with certain exceptions. Any excess of the consideration transferred over the estimated fair value of the net assets acquired, including identifiable intangible assets, is recorded as goodwill. Under the acquisition method, the operating results of acquired companies are included in the Company’s Consolidated Financial Statements beginning on the date of acquisition. The Company completed business acquisitions in 2023 and 2022. Note 2 — Acquisitions and Divestiture provides additional information regarding those business acquisitions.
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

The majority of the Company’s Research contracts are billable upon signing, absent special terms granted on a limited basis from time to time. Research contracts are generally non-cancellable and non-refundable, except for government contracts that may have cancellation or fiscal funding clauses. The Company generally records the amount of a subscription contract that is billable as a fee receivable at the time the contract is signed with a corresponding amount as deferred revenue because the contract represents a legally enforceable claim. Note 9 — Revenue and Related Matters provides additional information regarding the Company’s business and revenues.

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

Commission expense. The Company records deferred commissions upon the recognition of commission liabilities, which is generally aligned with the obtaining of a customer contract or the commencement of subsequent terms in the case of multi-year contracts. The deferred amount is amortized over a period that aligns with the transfer to the customer of the services to which the commissions relate. Note 9 — Revenue and Related Matters provides additional information regarding deferred commissions and the amortization of such costs.

Stock-based compensation expense. The Company accounts for stock-based compensation awards in accordance with FASB ASC Topics 505 and 718 and SEC Staff Accounting Bulletins No. 107 and No. 110. Stock-based compensation expense for equity awards is based on the fair value of the award on the date of grant. The Company recognizes stock-based compensation expense over the period that the related service is performed, which is generally the same as the vesting period of the underlying award. Forfeitures are recognized as they occur. A change in any of the terms or conditions of stock-based compensation awards is accounted for as a modification of the award. Incremental compensation cost is measured as the excess, if any, of the fair value of the modified award over the fair value of the original award immediately before its terms are modified, as measured on the modification date. For vested awards, the Company recognizes incremental compensation cost in the period the modification occurs. For unvested awards, the Company recognizes any incremental compensation expense at the modification date or ratably over the requisite remaining service period, as appropriate. If the fair value of the modified award is lower than the fair value of the original award immediately before modification, the minimum compensation cost the Company recognizes is the cost of the original award. Note 10 — Stock-Based Compensation provides additional information regarding the Company’s stock-based compensation activity.

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

	December 31,
	2024	2023	2022	2021
Cash and cash equivalents	$1,933,147	$1,318,999	$697,999	$756,493
Restricted cash classified in (1):
Prepaid expenses and other current assets	—	600	—	4,109
Other assets	—	—	600	—
Cash and cash equivalents and restricted cash per the Consolidated Statements of Cash Flows	$1,933,147	$1,319,599	$698,599	$760,602

(1)Restricted cash consisted of an escrow account established in connection with one of the Company’s business acquisitions. Generally, such cash is restricted to use due to provisions contained in the underlying acquisition agreement. During the year ended December 31, 2024, the Company paid $0.6 million of restricted cash for deferred consideration related to a 2022 acquisition.

Leases. ASC 842 requires accounting for leases under a right-of-use model whereby a lessee must record a right-of-use asset and a related lease liability on its balance sheet for most of its leases. Under ASC 842, leases are classified as either operating or finance arrangements, with such classification affecting the pattern of expense recognition in an entity’s income statement. For operating leases, ASC 842 requires recognition in an entity’s income statement of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. During the years ended December 31, 2024, 2023 and 2022, as a result and in consideration of the changing nature of the Company’s use of office space for its workforce and the transitioning to a hybrid work environment, the Company evaluated its existing real estate lease portfolio. As a result of the evaluation, the Company recognized impairment losses of $10.9 million, $20.4 million, and $54.0 million during the years ended December 31, 2024, 2023 and 2022, respectively. Note 7 — Leases provides additional information regarding the Company’s leases.

Property, equipment and leasehold improvements. Equipment, leasehold improvements and other fixed assets owned by the Company are recorded at cost less accumulated depreciation and amortization. Fixed assets, other than leasehold improvements, are depreciated using the straight-line method over the estimated useful life of the underlying asset. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the improvement or the remaining term of the related lease. Depreciation and amortization expense for fixed assets was $112.1 million, $98.6 million and $93.4 million in 2024, 2023 and 2022, respectively. Property, equipment and leasehold improvements, net are presented in the table below (in thousands).

	Useful Life	December 31,
Category	(Years)	2024	2023
Computer equipment and software	2 - 7	$387,362	$320,136
Furniture and equipment	3 - 8	71,026	83,551
Leasehold improvements	2 - 15	190,451	213,205
Total cost		648,839	616,892
Less — accumulated depreciation and amortization		(405,871)	(354,174)
Property, equipment and leasehold improvements, net		$242,968	$262,718

The Company incurs costs to develop internal-use software used in its operations. Certain of those costs that meet the criteria in FASB ASC Topic 350, Intangibles - Goodwill and Other are capitalized and amortized over future periods. Net capitalized internal-use software development costs were $122.0 million and $105.2 million at December 31, 2024 and 2023, respectively, and are included in Computer equipment and software in the table above. Amortization expense for capitalized internal-use software development costs, which is included with Depreciation in the Consolidated Statements of Operations, totaled $60.1 million, $47.8 million and $39.6 million in 2024, 2023 and 2022, respectively.

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

The Company’s most recent annual impairment test of goodwill was a qualitative analysis conducted during the quarter ended September 30, 2024 that indicated no impairment. Subsequent to completing the 2024 annual impairment test, no events or changes in circumstances were noted that required an interim goodwill impairment test. Note 3 — Goodwill and Intangible Assets provides additional information regarding the Company’s goodwill.

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

Currency transaction gains or losses arising from transactions denominated in currencies other than the functional currency of a subsidiary are recognized in results of operations as part of Other income, net in the Consolidated Statements of Operations. The Company had net currency transaction (losses) / gains of $(6.9) million, $(6.0) million and $25.6 million in 2024, 2023 and 2022, respectively. The Company enters into foreign currency forward exchange contracts to mitigate the effects of adverse fluctuations in foreign currency exchange rates on certain transactions. Those contracts generally have short durations and are recorded at fair value with both realized and unrealized gains and losses recorded in Other income, net. The net gain / (loss) from foreign currency forward exchange contracts was $2.5 million, $1.9 million and $(31.9) million in 2024, 2023 and 2022, respectively. Note 13 — Derivatives and Hedging provides additional information regarding the Company’s foreign currency forward exchange contracts.

Fair value disclosures. The Company has a limited number of assets and liabilities that are adjusted to fair value at each balance sheet date. The Company’s required fair value disclosures are provided at Note 14 — Fair Value Disclosures.

Concentrations of credit risk. Assets that may subject the Company to concentration of credit risk consist primarily of short-term, highly liquid investments classified as cash equivalents, fees receivable, contract assets, interest rate swaps and a pension reinsurance asset. The majority of the Company’s cash equivalent investments and its interest rate swap contracts are with investment grade commercial banks. Fees receivable and contract asset balances deemed to be collectible from customers have limited concentration of credit risk due to the Company’s diverse customer base and geographic dispersion. The Company’s pension reinsurance asset (see Note 15 — Employee Benefits) is maintained with a large international insurance company that was rated investment grade as of December 31, 2024 and 2023.

Stock repurchase programs. The Company records the cost to repurchase shares of its own common stock as treasury stock. Shares repurchased by the Company are added to treasury shares and are not retired. Note 8 — Stockholders’ Equity provides additional information regarding the Company’s common stock repurchase activity.

Gain on event cancellation insurance claims. During the year ended December 31, 2024, the Company received $300.0 million in proceeds from a settlement agreement to resolve litigation concerning the Company's event cancellation insurance for 2020 and 2021. The settlement resolved all remaining 2020 and 2021 event cancellation insurance claims. The Company received $3.1 million in proceeds during the year ended December 31, 2023 related to 2020 conference cancellation insurance claims. The Company does not record any gain on insurance claims in excess of expenses incurred until the receipt of the insurance proceeds is deemed to be realizable.

Adoption of new accounting standard. The Company adopted the accounting standard described below during 2024.

Segment Reporting— In November 2023, the FASB issued ASU 2023-07, Segment Reporting: Improvements in Reportable Segment Disclosures (“ASU No. 2023-07”). The amendments in the ASU are expected to improve disclosures about a public entity’s reportable segments and addresses requests from investors and other allocators of capital for additional, more detailed information about a reportable segment’s expenses. ASU 2023-07 requires public companies to disclose, on an annual and interim basis, significant expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit and loss. The amendments in the ASU require that a public company provide all annual disclosures about a reportable segment’s profit or loss and assets currently required under ASC 280 in interim periods. The amendments in the ASU also require that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the significant expenses disclosed and each reported measure of segment profit or loss. The amendments in the ASU, among other items, also requires that a public company disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The ASU applies to all public entities that are required to report segment information in accordance with Topic 280. All public entities will be required to report segment information in accordance with the new guidance starting in annual periods beginning after December 15, 2023. The Company adopted ASU 2023-07 effective with the 2024 10-K and the adoption only impacted its disclosures with no impacts to the Company's results of operations, cash flows, or financial condition.

Accounting standards issued but not yet adopted. The FASB has issued accounting standards that have not yet become effective as of December 31, 2024 and may impact the Company’s Consolidated Financial Statements or related disclosures in future periods. The standards and their potential impacts are discussed below.

Income Taxes— In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU No. 2023-09”). The amendments in this ASU are expected to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 requires entities to enhance income tax disclosures primarily related to the rate reconciliation and income taxes paid information. Companies will need to disaggregate the disclosure of income taxes paid (net of refunds received) by federal, state, and foreign taxes on an annual basis. Additionally, on an annual basis, companies would disclose income taxes paid disaggregated by individual jurisdiction using a quantitative threshold of 5% of total income taxes paid. Public business entities would also be required to provide, on an annual basis, rate reconciliation information by specific categories, including state and local income tax, the effect of cross-border tax laws, foreign tax effects, changes in prior year unrecognized tax benefits, and tax credits, among others. Additionally, some categories would then require disaggregation based on a quantitative threshold of 5%. The foreign tax effect category requires disaggregation by both jurisdiction and nature. The ASU also requires additional qualitative disclosures. All public entities will be required to report income tax information in accordance with the new guidance starting in annual periods beginning after December 15, 2024. The Company expects this ASU to only impact its disclosures with no impacts to the Company's results of operations, cash flows, or financial condition.

Income Statement— In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income- Expense Disaggregation Disclosures (“ASU No. 2024-03”). The amendments in this ASU are expected to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including employee compensation, depreciation and amortization) in commonly presented expense captions (such as cost of sales, SG&A and research and development). ASU 2024-03 will require a quantitative disclosure of the components of each income statement line item (e.g., cost of services and product development and selling, general and administrative expenses). It will also require entities to disclose the total amount of selling expenses, and, on an annual basis, an entity’s definition of selling expenses. The amendments are effective for annual periods with fiscal years beginning after December 15, 2026, and interim periods in fiscal years beginning after December 15, 2027. The Company expects this ASU to only impact its disclosures with no impacts to the Company's results of operations, cash flows, or financial condition.

Note 2 — Acquisitions and Divestiture

Acquisitions

Year Ended December 31, 2023

In September 2023, the Company acquired 100% of a formerly independent sales agent of Gartner research products in the Czech Republic for an aggregate purchase price of $7.9 million, including cash acquired and deferred consideration. During the year ended December 31, 2024, the Company paid $2.0 million of deferred consideration.

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

Acquisition and Integration Charges

The Company recognized $1.0 million, $9.6 million and $9.1 million of Acquisition and integration charges during 2024, 2023 and 2022, respectively. Acquisition and integration charges reflect additional costs and expenses resulting from the Company’s acquisitions and divestitures and include, among other items, professional fees and personnel related expenses.

Note 3 — Goodwill and Intangible Assets

Goodwill. The table below presents changes to the carrying amount of goodwill by segment during the two-year period ended December 31, 2024 (in thousands).

	Research	Conferences	Consulting	Total
Balance at December 31, 2022 (1)	$2,651,193	$183,951	$95,067	$2,930,211
Additions due to an acquisition (2)	4,176	—	—	4,176
Foreign currency translation impact	2,180	46	647	2,873
Balance at December 31, 2023 (1)	2,657,549	183,997	95,714	2,937,260
Foreign currency translation impact	(6,568)	(77)	(410)	(7,055)
Balance at December 31, 2024 (1)	$2,650,981	$183,920	$95,304	$2,930,205

(1)The Company does not have any accumulated goodwill impairment losses.
(2)The additions were due to the acquisition of an independent sales agent in September 2023. See Note 2 — Acquisitions and Divestiture for additional information.

Finite-lived intangible assets. Changes in finite-lived intangible assets during the two-year period ended December 31, 2024 are presented in the tables below (in thousands).

December 31, 2024	Customer Relationships	Technology-related	Other	Total
Gross cost at December 31, 2023	1,077,183	11,200	10,200	$1,098,583
Intangible assets fully amortized	—	(11,200)	—	(11,200)
Foreign currency translation impact	(5,266)	—	—	(5,266)
Gross cost	1,071,917	—	10,200	1,082,117
Accumulated amortization (2)	(665,131)	—	(7,297)	(672,428)
Balance at December 31, 2024	$406,786	$—	$2,903	$409,689

December 31, 2023	Customer Relationships	Technology-related	Other	Total
Gross cost at December 31, 2022	$1,060,541	$11,200	$10,436	$1,082,177
Additions due to an acquisition (1)	990	—	—	990
Intangible assets fully amortized	(987)	(39)	(236)	(1,262)
Foreign currency translation impact	16,639	39	—	16,678
Gross cost	1,077,183	11,200	10,200	1,098,583
Accumulated amortization (2)	(580,937)	(9,333)	(6,355)	(596,625)
Balance at December 31, 2023	$496,246	$1,867	$3,845	$501,958

(1)The additions were due to the acquisition of an independent sales agent in September 2023. See Note 2 — Acquisitions and Divestiture for additional information.
(2)Finite-lived intangible assets are amortized using the straight-line method over the following periods: Customer relationships—6 to 13 years; Technology-related—3 to 7 years; and Other —4 to 11 years.

Amortization expense related to finite-lived intangible assets was $90.2 million, $92.5 million and $98.5 million in 2024, 2023 and 2022, respectively. The estimated future amortization expense by year for finite-lived intangible assets is presented in the table below (in thousands).

2025	$81,066
2026	78,391
2027	77,783
2028	76,311
2029	76,233
2030	19,905
$409,689

Note 4 — Other Assets

The Company’s other assets are summarized in the table below (in thousands).

	December 31,
	2024	2023
Benefit plan-related assets	$155,998	$124,298
Non-current deferred tax assets	262,757	144,714
Other	79,104	70,276
Total other assets	$497,859	$339,288

Note 5 — Accounts Payable and Accrued and Other Liabilities

The Company’s Accounts payable and accrued liabilities are summarized in the table below (in thousands).

	December 31,
	2024	2023
Accounts payable	$55,793	$63,139
Payroll and employee benefits payable	247,043	243,338
Bonus payable	291,484	279,482
Commissions payable	184,861	165,898
Income tax payable	38,690	72,181
VAT payable	64,501	60,709
Current portion of operating lease liabilities	100,312	98,493
Other accrued liabilities	223,405	144,364
Total accounts payable and accrued liabilities	$1,206,089	$1,127,604

The Company’s Other liabilities are summarized in the table below (in thousands).

	December 31,
	2024	2023
Non-current deferred revenues	$27,389	$33,490
Long-term taxes payable	122,126	114,467
Benefit plan-related liabilities	183,720	157,033
Non-current deferred tax liabilities	48,742	86,550
Other	24,815	23,924
Total other liabilities	$406,792	$415,464

Note 6 — Debt

The Company’s total outstanding borrowings are summarized in the table below (in thousands).

	December 31,
Description	2024	2023
2024 Credit Agreement - Revolving credit facility (1), (2)	$274,400	$—
2020 Credit Agreement -Term loan facility		274,400
2020 Credit Agreement - Revolving credit facility	—	—
4.50% Senior Notes due 2028 (“2028 Notes”)	800,000	800,000
3.625% Senior Notes due 2029 (“2029 Notes”)	600,000	600,000
3.75% Senior Notes due 2030 (“2030 Notes”)	800,000	800,000
Other (3)	5,000	5,000
Principal amount outstanding (4)	2,479,400	2,479,400
Less: deferred financing fees (5)	(19,485)	(21,104)
Net balance sheet carrying amount	$2,459,915	$2,458,296

(1)The contractual annualized interest rate as of December 31, 2024 on the 2024 Credit Agreement was 5.73%, which consisted of Term Secured Overnight Financing Rate (“SOFR”) of 4.375% plus a margin of 1.350%. However, the Company has an interest rate swap contracts that effectively converts the floating SOFR on outstanding amounts to a fixed base rate.
(2)The Company had approximately $0.7 billion of available borrowing capacity on the 2024 Credit Agreement revolver (not including the expansion feature) as of December 31, 2024.
(3)Consists of a State of Connecticut economic development loan originated in 2019 with a 10-year maturity and bears interest at a fixed rate of 1.75%. This loan may be repaid at any time by the Company without penalty.
(4)The weighted average annual effective rate on the Company’s outstanding debt for 2024, including the effects of its interest rate swaps discussed below, was 4.97%.
(5)Deferred financing fees are being amortized to Interest expense over the term of the related debt obligation.

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

Interest under the revolving facility accrues, at a variable rate, based on, at our option, (i) the Secured Overnight Funding Rate (“SOFR”) plus a credit spread adjustment of 0.10% or (ii) an alternate base rate (“Base Rate”) plus, in each case, an applicable margin, and is payable monthly. The applicable margin ranges between 1.125% and 1.75%, depending on the lower rate determined by either the Company’s leverage ratio or the credit rating of the Company’s senior unsecured debt. At December 31, 2024, the applicable all-in margin on the revolving facility was 1.350% (including the credit spread adjustment). The commitment fee payable on the unused portion of the facility is equal to between 0.125% and 0.25% based on utilization of the facility. The Company has also agreed to pay customary letter of credit fees.

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

The 2029 Notes were issued at an issue price of 100.0% and bear interest at a rate of 3.625% per annum. Interest on the 2029 Notes is payable on June 15 and December 15 of each year, beginning on December 15, 2021. The 2029 Notes will mature on June 15, 2029. The Company may redeem some or all of the 2029 Notes at any time on or after June 15, 2024 for cash at the redemption prices set forth in the 2029 Note Indenture, plus accrued and unpaid interest to, but excluding, the redemption date.

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

Interest Rate Swaps

As of December 31, 2024, the Company had one fixed-for-floating interest rate swap contract with a total notional value of $350.0 million that matures in 2025. Under the amended agreement, the Company pays a base fixed rate of 2.98% and in return receives a floating Term SOFR base rate on 30-day notional borrowings.

Effective June 30, 2020, the Company de-designated all of its interest rate swaps and discontinued hedge accounting. Accordingly, subsequent changes to the fair value of the interest rate swaps are recorded in Other income, net. The amounts previously recorded in Accumulated other comprehensive loss are amortized into Interest expense over the terms of the hedged forecasted interest payments. As of December 31, 2024, $13.2 million is remaining in Accumulated other comprehensive loss, net. See Note 13 — Derivatives and Hedging for the amounts remaining in Accumulated other comprehensive loss, net of tax effect, at December 31, 2024 and December 31, 2023.See Note 14 — Fair Value Disclosures for the determination of the fair values of Company’s interest rate swaps.

Note 7 — Leases

The Company’s leasing activities are primarily for facilities under cancelable and non-cancelable lease agreements expiring during 2025 and through 2038. These facilities support the Company’s executive and administrative activities, research and consulting, sales, systems support, operations, and other functions. The Company also has leases for office equipment and other assets, which are not significant. Certain of the Company’s lease agreements include (i) renewal options to extend the lease term for up to ten years and/or (ii) options to terminate the agreement within one year. Additionally, certain of the Company’s lease agreements provide standard recurring escalations of lease payments for, among other things, increases in a lessor’s maintenance costs and taxes. Under some lease agreements, the Company may be entitled to allowances, free rent, lessor-financed tenant improvements and other incentives. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company subleases certain office space that it does not intend to occupy. Such sublease arrangements expire during 2025 and through 2032 and primarily relate to facilities in Arlington, Virginia. Certain of the Company’s sublease agreements: (i) include renewal and termination options; (ii) provide for customary escalations of lease payments in the normal course of business; and (iii) grant the subtenant certain allowances, free rent, Gartner-financed tenant improvements and other incentives.

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
All of the Company’s leasing and subleasing activities are recognized in Selling, general and administrative expense in the Consolidated Statements of Operations. The table below presents the Company’s net lease cost and certain other information related to the Company’s leasing activities as of and for the years ended December 31, 2024, 2023 and 2022 (dollars in thousands).

	Year Ended December 31,
Description	2024	2023	2022
Operating lease cost (1)	$101,897	$112,948	$117,750
Variable lease cost (2)	23,996	22,254	15,209
Sublease income	(48,698)	(53,377)	(46,698)
Total lease cost, net (3) (4)	$77,195	$81,825	$86,261

Cash paid for amounts included in the measurement of operating lease liabilities	$147,672	$145,226	$137,399
Cash receipts from sublease arrangements	$46,245	$51,968	$46,159
Right-of-use assets obtained in exchange for new operating lease liabilities	$28,291	$12,715	$20,597

As of December 31,	2024	2023	2022
Weighted average remaining lease term for operating leases (in years)	6.6	7.3	7.9
Weighted average discount rate for operating leases	6.4%	6.6%	6.6%

(1)Included in operating lease cost was $36.4 million, $43.1 million and $41.9 million of costs for subleasing activities during 2024, 2023, and 2022 respectively.
(2)These amounts are primarily variable lease and nonlease costs that were not fixed at the lease commencement date or are dependent on something other than an index or a rate.
(3)The Company did not capitalize any initial direct costs for operating leases during 2024, 2023, or 2022.
(4)Amount excludes impairment charges of $10.9 million, $20.4 million, and $54.0 million for the years ended December 31, 2024, 2023, and 2022 respectively, as discussed below.

As of December 31, 2024, the (i) maturities of operating lease liabilities under non-cancelable arrangements and (ii) estimated future sublease cash receipts from non-cancelable arrangements were as follows (in thousands):

	Operating	Sublease
	Lease	Cash
Period ending December 31,	Payments	Receipts
2025	$117,130	$44,405
2026	100,775	44,237
2027	94,468	45,110
2028	46,836	5,314
2029	37,904	2,048
Thereafter	130,261	4,344
Total future minimum operating lease payments and estimated sublease cash receipts (1)	527,374	$145,458
Imputed interest	(87,283)
Total operating lease liabilities per the Consolidated Balance Sheet	$440,091

(1)Approximately 77% of the operating lease payments pertain to properties in the United States.

The table below indicates where the discounted operating lease payments from the above table are classified in the Consolidated Balance Sheet (in thousands).

	December 31,
Description	2024	2023
Accounts payable and accrued liabilities	$100,312	$98,493
Operating lease liabilities	339,779	513,406
Total operating lease liabilities per the Consolidated Balance Sheet	$440,091	$611,899

As of December 31, 2024, the Company had additional operating leases for facilities that have not yet commenced. These operating leases, which aggregated $1.3 million of undiscounted lease payments, are scheduled to commence during 2025 with lease terms of up to 5 years.

As a result and in consideration of the changing nature of the Company’s use of office space, the Company continues to evaluate its existing real estate lease portfolio. In connection with this evaluation, the Company reviewed certain of its right-of-use assets and related other long-lived assets for impairment under ASC 360.

As a result of the evaluation, the Company recognized impairment losses of $10.9 million, $20.4 million and $54.0 million during the years ended December 31, 2024, 2023, and 2022, respectively, which are included as a component of Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. The impairment loss for the year ended December 31, 2024 includes $10.3 million related to other long-lived assets, primarily leasehold improvements, as well as $56.7 million related to right-of-use assets partially offset by a $56.1 million reduction in lease liabilities. During the fourth quarter of 2024, the Company entered into an amended lease agreement to significantly reduce the square footage and reduce future lease payments at one of its leased locations. The Company made an installment payment of $24.0 million during the fourth quarter of 2024, and will make an equal installment payment during the second quarter of 2025 in consideration for the lease amendment.

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

Note 8 — Stockholders’ Equity

Common stock. Holders of Gartner’s common stock, par value $0.0005 per share, are entitled to one vote per share on all matters to be voted by stockholders. The Company does not currently pay cash dividends on its common stock. Also, the 2024

Credit Agreement contains a negative covenant that may limit the Company’s ability to pay dividends. The table below summarizes transactions relating to the Company’s common stock for the three years ended December 31, 2024.

	Issued Shares	Treasury Stock Shares
Balance at December 31, 2021	163,602,067	81,205,504
Issuances under stock plans	—	(599,081)
Purchases for treasury (1)	—	3,822,090
Balance at December 31, 2022	163,602,067	84,428,513
Issuances under stock plans	—	(975,745)
Purchases for treasury (1)	—	1,811,758
Balance at December 31, 2023	163,602,067	85,264,526
Issuances under stock plans	—	(666,193)
Purchases for treasury (1)	—	1,623,881
Balance at December 31, 2024	163,602,067	86,222,214

(1)The Company used a total of $735.4 million, $606.2 million and $1.0 billion in cash for share repurchases during 2024, 2023 and 2022, respectively.

Share repurchase authorization. In 2015, the Company’s Board of Directors (the “Board”) authorized a share repurchase program to repurchase up to $1.2 billion of the Company’s common stock. From February 2021 to July 2024, the Board authorized incremental share repurchases of up to an aggregate additional $4.1 billion of the Company’s common stock. $953.8 million remained available as of December 31, 2024. The Company may repurchase its common stock from time-to-time in amounts, at prices and in the manner that the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended), accelerated share repurchases, private transactions or other transactions and will be funded by cash on hand and borrowings. Repurchases may also be made from time-to-time in connection with the settlement of the Company’s stock-based compensation awards.

Accumulated Other Comprehensive Income (Loss), net (“AOCI/L”)

The tables below provide information about the changes in AOCI/L by component and the related amounts reclassified out of AOCI/L to income during the years indicated (net of tax, in thousands) (1).

Year Ended December 31, 2024

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance - December 31, 2023	$(24,162)	$(5,731)	$(46,438)	$(76,331)
Other comprehensive income (loss) activity during the year:
Change in AOCI/L before reclassifications to income	—	315	(26,881)	(26,566)
Reclassifications from AOCI/L to income (2), (3)	14,362	202	—	14,564
Other comprehensive income (loss), net for the year	14,362	517	(26,881)	(12,002)
Balance - December 31, 2024	$(9,800)	$(5,214)	$(73,319)	$(88,333)

Year Ended December 31, 2023

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance - December 31, 2022	$(39,248)	$(4,247)	$(58,115)	$(101,610)
Other comprehensive income (loss) activity during the year:
Change in AOCI/L before reclassifications to income	—	(1,616)	11,677	10,061
Reclassifications from AOCI/L to income (2), (3)	15,086	132	—	15,218
Other comprehensive income (loss), net for the year	15,086	(1,484)	11,677	25,279
Balance - December 31, 2023	$(24,162)	$(5,731)	$(46,438)	$(76,331)

(1)Amounts in parentheses represent debits (deferred losses).
(2)$19.1 million and $20.1 million of the reclassifications related to interest rate swaps (cash flow hedges) were recorded in Interest expense for the year ended December 31, 2024 and 2023, respectively. See Note 6 — Debt and Note 13 — Derivatives and Hedging for information regarding the cash flow hedges.
(3)The reclassifications related to defined benefit pension plans were primarily recorded in Selling, general and administrative expense, net of tax effect. See Note 15 — Employee Benefits for information regarding the Company’s defined benefit pension plans.

The estimated net amount of the existing losses on the Company’s interest rate swaps that are reported in Accumulated other comprehensive loss, net at December 31, 2024 that is expected to be reclassified into earnings within the next 12 months is $9.8 million.

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

Research revenues are mainly derived from subscription contracts for research products, representing approximately 94% of the segment’s revenue. The related revenues are deferred and recognized ratably over the applicable contract term (i.e., as services are provided over the contract period). Fees derived from assisting organizations in selecting the right business software for their needs are recognized at a point in time (i.e., when the lead is provided to the vendor).

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
Consulting revenues, primarily derived from custom consulting and measurement services, are principally generated from fixed fee or time and materials engagements. Revenues from fixed fee engagements are recognized as the Company works to satisfy its performance obligations, while revenues from time and materials engagements are recognized as work is delivered and/or services are provided. In both of these circumstances, performance obligations are satisfied and control of the services is passed to customers over time (i.e., during the duration of the contract or consulting engagement). On a contract-by-contract basis, the Company typically uses actual labor hours incurred compared to total expected labor hours to measure the Company’s performance in respect of fixed fee engagements. If labor and other costs on an individual contract are expected to exceed the total contract value or the contract’s funded ceiling amount, the Company reflects an adjustment to the contract’s overall profitability in the period determined. Revenues related to contract optimization engagements are contingent in nature and are only recognized at the point in time when all of the conditions related to their payment have been satisfied.

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

Disaggregated Revenue

Disaggregated revenue by reportable segment is presented in the tables below for the years indicated (in thousands).

By Primary Geographic Market (1)

Year Ended December 31, 2024

Primary Geographic Market	Research	Conferences	Consulting	Total
United States and Canada	$3,319,879	$354,011	$343,840	$4,017,730
Europe, Middle East and Africa	1,209,660	165,306	142,849	1,517,815
Other International	596,111	63,907	71,848	731,866
Total revenues	$5,125,650	$583,224	$558,537	$6,267,411

Year Ended December 31, 2023

Primary Geographic Market	Research	Conferences	Consulting	Total
United States and Canada	$3,275,866	$317,531	$317,645	$3,911,042
Europe, Middle East and Africa	1,060,959	140,640	130,471	1,332,070
Other International	550,221	46,993	66,630	663,844
Total revenues	$4,887,046	$505,164	$514,746	$5,906,956

Year Ended December 31, 2022

Primary Geographic Market	Research	Conferences	Consulting	Total
United States and Canada	$3,056,096	$263,165	$300,121	$3,619,382
Europe, Middle East and Africa	1,017,860	88,979	127,820	1,234,659
Other International	530,835	37,129	53,841	621,805
Total revenues	$4,604,791	$389,273	$481,782	$5,475,846

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

By Timing of Revenue Recognition

Year Ended December 31, 2024

Timing of Revenue Recognition	Research	Conferences	Consulting	Total
Transferred over time (1)	$4,820,943	$—	$420,160	$5,241,103
Transferred at a point in time (2)	304,707	583,224	138,377	1,026,308
Total revenues	$5,125,650	$583,224	$558,537	$6,267,411

Year Ended December 31, 2023

Timing of Revenue Recognition	Research	Conferences	Consulting	Total
Transferred over time (1)	$4,506,621	$—	$400,171	$4,906,792
Transferred at a point in time (2)	380,425	505,164	114,575	1,000,164
Total revenues	$4,887,046	$505,164	$514,746	$5,906,956

Year Ended December 31, 2022

Timing of Revenue Recognition	Research	Conferences	Consulting	Total
Transferred over time (1)	$4,182,747	$—	$378,062	$4,560,809
Transferred at a point in time (2)	422,044	389,273	103,720	915,037
Total revenues	$4,604,791	$389,273	$481,782	$5,475,846

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

For customer contracts that are greater than one year in duration, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2024 was approximately $6.4 billion. The Company expects to recognize $3.7 billion, $2.1 billion and $600.0 million of this revenue (most of which pertains to Research) during the year ending December 31, 2025, the year ending December 31, 2026 and thereafter, respectively. The Company applies a practical expedient allowed in ASC 606 and, accordingly, it does not disclose such performance obligation information for customer contracts that have original durations of one year or less. The Company’s performance obligations for contracts meeting this ASC 606 disclosure exclusion primarily include: (i) stand-ready services under Research subscription contracts; (ii) holding conferences and meetings where attendees and exhibitors can participate; and (iii) providing customized Consulting solutions for clients under fixed fee or time and materials engagements. The remaining duration of these performance obligations is generally less than one year, which aligns with the period that the parties have enforceable rights and obligations under the affected contracts.

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

	December 31,
	2024	2023
Assets:
Fees receivable, gross (1)	$1,704,725	$1,610,228
Contract assets recorded in Prepaid expenses and other current assets (2)	$31,056	$28,791
Contract liabilities:
Deferred revenues (current liability) (3)	$2,762,927	$2,640,515
Non-current deferred revenues recorded in Other liabilities (3)	27,389	33,490
Total contract liabilities	$2,790,316	$2,674,005

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

The Company recognized revenue of $2.3 billion, $2.0 billion and $1.9 billion during 2024, 2023 and 2022 respectively, which was attributable to deferred revenues that were recorded at the beginning of each such year. Those amounts primarily consisted of (i) Research revenues and (ii) Conferences revenues pertaining to conferences and meetings that occurred during the reporting periods. During 2024, 2023 and 2022, the Company did not record any material impairments related to its contract assets.

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

During 2024, 2023 and 2022, deferred commission amortization expense was $574.3 million, $550.5 million and $562.1 million, respectively, and was included in Selling, general and administrative expense in the Consolidated Statements of Operations. The Company classifies Deferred commissions as a current asset on the Consolidated Balance Sheets at both December 31, 2024 and 2023 because those costs were, or will be, amortized over the twelve months following the respective balance sheet dates.

Note 10 — Stock-Based Compensation

The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company currently awards stock-settled stock appreciation rights, service-based and performance-based restricted stock units, and common stock equivalents. As of December 31, 2024, the Company had 5.6 million shares of its common stock, par value $0.0005 per share, (the “Common Stock”) available for stock-based compensation awards under its Long-Term Incentive Plan as amended and restated in June 2023 (the “Plan”). Currently, the Company issues treasury shares upon the exercise, release or settlement of stock-based compensation awards.

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

Award type	2024	2023	2022
Stock appreciation rights	$13.5	$10.5	$8.8
Restricted stock units (1)	140.2	118.2	81.0
Common stock equivalents	1.1	1.1	0.8
Total (1)	$154.8	$129.8	$90.6

Expense category line item	2024	2023	2022
Cost of services and product development	$61.8	$53.3	$32.7
Selling, general and administrative	93.0	76.5	57.9
Total (1)	$154.8	$129.8	$90.6

(1)The Company changed its retirement eligibility provisions for certain stock-based compensation awards in 2023. Includes charges of $71.4 million, $55.5 million and $32.2 million during 2024, 2023 and 2022, respectively, for awards to retirement-eligible employees. Those awards vest on an accelerated basis.

As of December 31, 2024, the Company had $154.8 million of total unrecognized stock-based compensation cost, which is expected to be expensed over the remaining weighted average service period of approximately 1.6 years.

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

The table below summarizes changes in SARs outstanding during the year ended December 31, 2024.

	Units of SARs (in millions)	Per Share Weighted Average Exercise Price	Per Share Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2023	0.6	$216.40	$62.85	3.92
Granted	0.1	456.18	167.91	6.11
Exercised	(0.3)	158.63	38.24	n/a
Outstanding at December 31, 2024 (1) (2)	0.4	$293.38	$96.17	4.21
Vested and exercisable at December 31, 2024 (2)	2.0	$225.24	$65.66	3.32

n/a = not applicable
(1)As of December 31, 2024, 0.2 million of the total SARs outstanding were unvested. The Company expects that substantially all of those unvested awards will vest in future periods.
(2)As of December 31, 2024, the total SARs outstanding had an intrinsic value of $80.1 million. On such date, SARs vested and exercisable had an intrinsic value of $48.0 million.

The fair value of a SARs award is determined on the date of grant using the Black-Scholes-Merton valuation model with the following weighted average assumptions for the years ended December 31:

	2024	2023	2022
Expected dividend yield (1)	—%	—%	—%
Expected stock price volatility (2)	36%	35%	33%
Risk-free interest rate (3)	4.1%	3.9%	1.8%
Expected life in years (4)	4.67	4.71	4.59

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

The table below summarizes the changes in RSUs outstanding during the year ended December 31, 2024.

	Units of RSUs (in millions)	Per Share Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	1.0	$275.81
Granted (1)	0.4	452.75
Vested and released	(0.5)	246.43
Outstanding at December 31, 2024 (2) (3)	0.9	$352.89

(1)The 0.4 million of RSUs granted during 2024 consisted of 0.1 million of performance-based RSUs awarded to executives and 0.3 million of service-based RSUs awarded to non-executive employees and non-management board members. The performance-based awards include RSUs in final adjustments of 2023 grants and approximately 0.1 million of RSUs representing the target amount of the grant for 2024 that is tied to an increase in Gartner’s contract value for such year. The number of performance-based RSUs for 2024 that holders could receive ranges from 0% to 200% of the target amount based on the extent to which the corresponding performance goals have been achieved and subject to certain other conditions. Any adjustments in the number of performance-based RSUs under the 2024 grant will be made in 2025.
(2)The Company expects that substantially all of the RSUs outstanding will vest in future periods.
(3)As of December 31, 2024, the weighted average remaining contractual term of the RSUs outstanding was approximately 1.1 years.

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

The table below summarizes the changes in CSEs outstanding during the year ended December 31, 2024.

	Units of CSEs	Per Share Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	106,350	$35.45
Granted	2,262	473.53
Converted to shares of Common Stock upon grant and termination	(1,563)	461.41
Outstanding at December 31, 2024	107,049	$38.48
Employee Stock Purchase Plan
The Company has an employee stock purchase plan (the “ESP Plan”) wherein eligible employees are permitted to purchase shares of Common Stock through payroll deductions, which may not exceed 10% of an employee’s compensation, or $23,750 in any calendar year, at a price equal to 95% of the closing price of the Common Stock as reported on the New York Stock Exchange at the end of each offering period. As of December 31, 2024, the Company had 3.1 million shares available for purchase under the ESP Plan. The ESP Plan is considered non-compensatory under FASB ASC Topic 718 and, as a result, the Company does not record stock-based compensation expense for employee share purchases. The Company received $28.2 million, $25.1 million and $22.2 million in cash from employee share purchases under the ESP Plan during 2024, 2023 and 2022, respectively.

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

	2024	2023	2022
Numerator:
Net income used for calculating basic and diluted income per share	$1,253,715	$882,466	$807,799
Denominator:
Weighted average common shares used in the calculation of basic income per share	77,785	79,004	80,178
Dilutive effect of outstanding awards associated with stock-based compensation plans	553	676	889
Shares used in the calculation of diluted income per share	78,338	79,680	81,067
Income per share (1):
Basic	$16.12	$11.17	$10.08
Diluted	$16.00	$11.08	$9.96

(1)Both basic and diluted income per share for 2024 included a tax benefit of approximately $2.08 per share related to intercompany sales of certain intellectual property (see Note 12 — Income Taxes).
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

	Year Ended December 31,
	2024	2023	2022
Anti-dilutive outstanding awards associated with stock-based compensation plans (in millions)	0.1	0.1	0.1
Average market price per share of Common Stock during the year	$475.66	$351.31	$289.73

Note 12 — Income Taxes

Below is a summary of the components of the Company’s income before income taxes for the years ended December 31 (in thousands).

	2024	2023	2022
U.S.	$629,656	$574,458	$560,193
Non-U.S.	757,718	572,671	467,002
Income before income taxes	$1,387,374	$1,147,129	$1,027,195

The components of the expense (benefit) for income taxes on the above income are summarized in the table below (in thousands).

	2024	2023	2022
Current tax expense:
U.S. federal	$161,155	$171,917	$122,191
State and local	48,084	51,441	48,482
Foreign	88,318	107,421	91,596
Total current	297,557	330,779	262,269
Deferred tax (benefit) expense:
U.S. federal	(31,708)	(35,457)	(21,337)
State and local	963	(13,475)	(10,108)
Foreign	(128,291)	(12,845)	(4,232)
Total deferred	(159,036)	(61,777)	(35,677)
Total current and deferred	138,521	269,002	226,592
Expense relating to interest rate swaps used to increase equity	(4,695)	(4,976)	(5,569)
Benefit from stock transactions with employees used to increase equity	97	105	66
Benefit (expense) relating to defined-benefit pension adjustments used to increase equity	(264)	532	(1,693)
Total tax expense	$133,659	$264,663	$219,396

The components of long-term deferred tax assets (liabilities) are summarized in the table below (in thousands).

	December 31,
	2024	2023
Accrued liabilities	$86,831	$85,328
Operating leases	41,777	59,160
Intangible assets	132,292	92,612
Property, equipment and leasehold improvements	11,592	9,631
Loss and credit carryforwards	61,313	31,454
Assets relating to equity compensation	37,247	29,128
Other assets	16,870	13,126
Gross deferred tax assets	387,922	320,439
Valuation allowance	(76,285)	(177,132)
Net deferred tax assets	311,637	143,307
Prepaid expenses	(79,559)	(69,556)
Other liabilities	(18,063)	(15,587)
Gross deferred tax liabilities	(97,622)	(85,143)
Net deferred tax assets (liabilities)	$214,015	$58,164

Net deferred tax assets and net deferred tax liabilities were $262.8 million and $48.7 million as of December 31, 2024, respectively, and $144.7 million and $86.6 million as of December 31, 2023, respectively. These amounts are reported in Other assets and Other liabilities in the Consolidated Balance Sheets. Management has concluded it is more likely than not that the reversal of deferred tax liabilities and results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of the valuation allowance at December 31, 2024.

In January 2024, the Company completed an intercompany transfer of certain intellectual property. Prior to the sale, the Company had a $103.1 million deferred tax asset for tax basis in the related IP and a full valuation allowance due to no expected local tax benefit of the asset. As a result of this IP transfer, the deferred tax asset and related valuation allowance were written off with no impact to tax expense.

In December 2024, the Company completed an additional intercompany transfer of certain intellectual property. As a result, the Company recorded a deferred tax asset of approximately $163.2 million. The deferred tax asset represents the value of future tax deductions for amortization of the assets in the acquiring jurisdiction. A portion of the tax amortization was recognized in 2024. The deferred tax asset for intangible assets was reduced for the impact of the 2024 amortization, with the offset reflected as an increase in the deferred tax asset for loss carryforwards. These amounts have been reduced for associated unrecognized tax benefits, consistent with ASC 740, Income Taxes. The fair value of the intellectual property was determined using an income approach based on unobservable inputs and involves significant judgments such as, but not limited to, future cash flows and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

The valuation allowances of $76.3 million and $177.1 million as of December 31, 2024 and 2023, respectively, primarily related to tax basis in certain intangible assets and loss and credit carryovers that are not likely to be realized.

As of December 31, 2024, the Company had state and local tax net operating loss carryforwards of $8.7 million, of which $4.0 million expires within six to fifteen years and $4.7 million expires within sixteen years to twenty years. The Company also had state tax credits of $6.2 million, a majority of which will expire in five to six years. As of December 31, 2024, the Company had non-U.S. net operating loss carryforwards of $10.5 million, of which $0.2 million expires over the next 20 years and $10.3 million can be carried forward indefinitely. In addition, the Company also had foreign tax credit carryforwards of $24.9 million, all of which will expire between 2029 and 2034. These amounts have been reduced for associated unrecognized tax benefits, consistent with ASC 740, Income Taxes.

The items comprising the differences between the U.S. federal statutory income tax rate and the Company’s effective tax rate on income before income taxes for the years ended December 31 are summarized in the table below.

	2024	2023	2022
Statutory tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	2.2	2.1	2.4
Effect of non-U.S. operations	(3.0)	(0.4)	(2.0)
Intercompany sale of intellectual property	(11.8)	—	—
Net activity in unrecognized tax benefits	2.0	1.3	(1.1)
Stock-based compensation expense	(3.3)	(3.1)	(2.0)
Limitation on executive compensation	2.4	2.3	1.4
Global intangible low-taxed income, net of foreign tax credits	1.1	1.2	1.9
Foreign-derived intangible income	—	(0.3)	(0.4)
Change in the valuation allowance	(0.1)	(1.2)	0.3
Other items, net	(0.9)	0.2	(0.1)
Effective tax rate	9.6%	23.1%	21.4%

As noted above, in December 2024, the Company completed an additional intercompany transfer of certain intellectual property. As a result, the Company recorded net tax benefits of approximately $161.9 million. The benefit represents the value of future tax deductions for amortization of the assets in the acquiring jurisdiction, net of any tax recognized by the selling jurisdiction. The Company’s intellectual property footprint continues to evolve and may result in tax rate volatility in the future.

The change in valuation allowance in 2024 was largely related to the January transfer of intellectual property noted above. Because both the asset and the related valuation allowance were written off, there is no net income tax expense from the change in valuation allowance. Therefore, no tax expense amount is reflected in the table above.

As of December 31, 2024 and 2023, the Company had gross unrecognized tax benefits of $257.5 million and $148.4 million, respectively. The increase is primarily due to positions taken with respect to certain intercompany transactions. The gross unrecognized tax benefits at December 31, 2024 related primarily to transfer pricing on intercompany transactions, the exclusion of stock-based compensation expense from the Company’s cost sharing agreement, and the ability to realize certain refund claims. It is reasonably possible that gross unrecognized tax benefits will decrease by approximately $11.0 million within the next twelve months due to the anticipated closure of audits and the expiration of certain statutes of limitation.

Included in the balance of gross unrecognized tax benefits at December 31, 2024 are potential benefits of $246.5 million that, if recognized, would reduce our effective tax rate on income from continuing operations. Also included in the balance of gross unrecognized tax benefits at December 31, 2024 are potential benefits of $11.1 million that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

The table below is a reconciliation of the beginning and ending amounts of gross unrecognized tax benefits, excluding interest and penalties, for the years ended December 31 (in thousands).

	2024	2023
Beginning balance	$148,390	$137,227
Additions based on tax positions related to the current year	116,373	22,822
Additions for tax positions of prior years	7,925	4,361
Reductions for tax positions of prior years	(888)	(14)
Reductions for expiration of statutes	(10,573)	(15,625)
Settlements	—	(441)
Change in foreign currency exchange rates	(3,694)	60
Ending balance	$257,533	$148,390

The Company accrues interest and penalties related to gross unrecognized tax benefits in its income tax provision. As of December 31, 2024 and 2023, the Company had $21.1 million and $17.4 million, respectively, of accrued interest and penalties related to gross unrecognized tax benefits. These amounts are in addition to the gross unrecognized tax benefits disclosed above. The total amount of interest and penalties recognized in the income tax provision during 2024 and 2023 was $5.0 million and $1.8 million, respectively.

The number of years with open statutes of limitation varies depending on the tax jurisdiction. The Company’s statutes are open with respect to the U.S. federal jurisdiction for 2021 and forward, India for 2006 and forward, and Ireland for 2020 and forward. For other major taxing jurisdictions, including U.S. states, the United Kingdom, Canada, Japan, Malta, Cyprus, France, Germany, and Saudi Arabia, the Company’s statutes vary and are open as far back as 2015.

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

Under U.S. GAAP, no provision for income taxes that may result from the remittance of earnings held overseas is required if the Company has the ability and intent to indefinitely reinvest such funds overseas. The Company intends to distribute a portion of the accumulated undistributed earnings of non-U.S. subsidiaries as of December 31, 2024 in conjunction with global restructuring activity. The Company has recorded an income tax expense of approximately $2.6 million during 2024 for the anticipated tax impact of such distribution. The Company continues to assert its intention to reinvest all remaining accumulated undistributed foreign earnings in its non-U.S. operations, except in instances where the repatriation of those earnings would result in minimal additional tax. Consequently, except as noted above, the Company has not recognized income tax expense that would result from the remittance of those earnings. The accumulated undistributed earnings of non-U.S. subsidiaries that have not been previously taxed were approximately $118.1 million as of December 31, 2024.

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

December 31, 2024

Derivative Contract Type	Number of Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in AOCI/L
Interest rate swap (1)	1	$350,000	$3,095	Other current assets	$(9,800)
Foreign currency forwards (2)	119	656,904	(16)	Other current liabilities	—
Total	120	$1,006,904	$3,079		$(9,800)

December 31, 2023

Derivative Contract Type	Number of Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in AOCI/L
Interest rate swaps (1)	1	$350,000	$1,097	Other assets	$(24,162)
			5,962	Other current assets
Foreign currency forwards (2)	111	525,719	180	Other current assets	—
Total	112	$875,719	$7,239		$(24,162)

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
(2)The Company has foreign exchange transaction risk because it typically enters into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currency. The Company enters into short-term foreign currency forward exchange contracts to mitigate the cash flow risk associated with changes in foreign currency rates on forecasted foreign currency transactions. These contracts are accounted for at fair value with realized and unrealized gains and losses recognized in Other income, net because the Company does not designate these contracts as hedges for accounting purposes. All of the outstanding foreign currency forward exchange contracts at December 31, 2024 matured before February 5, 2025.
(3)See Note 14 — Fair Value Disclosures for the determination of the fair values of these instruments.
At December 31, 2024, all of the Company’s derivative counterparties were investment grade financial institutions. The Company did not have any collateral arrangements with its derivative counterparties and none of the derivative contracts contained credit-risk related contingent features. The table below provides information regarding amounts recognized in the Consolidated Statements of Operations for derivative contracts for the years ended December 31 (in thousands).

Amount Recorded In	2024	2023	2022
Interest expense (1)	$19,056	$20,062	$22,643
Other income, net (2)	(6,380)	(5,836)	(20,397)
Total expense, net	$12,676	$14,226	$2,246

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

	December 31,
Description	2024	2023
Assets:
Values based on Level 1 inputs:
Deferred compensation plan assets (1)	$18,089	$10,290
Total Level 1 inputs	18,089	10,290
Values based on Level 2 inputs:
Deferred compensation plan assets (1)	128,670	104,555
Foreign currency forward contracts (2)	1,852	1,646
Interest rate swap contract (3)	3,095	7,059
Total Level 2 inputs	133,617	113,260
Total Assets	$151,706	$123,550
Liabilities:
Values based on Level 2 inputs:
Deferred compensation plan liabilities (1)	$148,564	$121,708
Foreign currency forward contracts (2)	1,868	1,466
Total Level 2 inputs	150,432	123,174
Total Liabilities	$150,432	$123,174

(1)The Company has a deferred compensation plan for the benefit of certain highly compensated officers, managers and other key employees (see Note 15 — Employee Benefits). The assets consist of investments in money market funds, mutual funds and company-owned life insurance contracts. The money market funds consist of cash equivalents while the mutual fund investments consist of publicly-traded and quoted equity shares. The Company considers the fair values of these assets to be based on Level 1 inputs, and such assets had fair values of $18.1 million and $10.3 million as of December 31, 2024 and 2023, respectively. The carrying amounts of the life insurance contracts equal their cash surrender values. Cash surrender value represents the estimated amount that the Company would receive upon termination of a contract, which approximates fair value. The Company considers life insurance contracts to be valued based on Level 2 inputs, and such assets had fair values of $128.7 million and $104.6 million at December 31, 2024 and 2023, respectively. The related deferred compensation plan liabilities are recorded at fair value, or the estimated amount needed to settle the liability, which the Company considers to be a Level 2 input.
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

	Carrying Amount		Fair Value
	December 31,		December 31,
Description	2024	2023	2024	2023
2028 Notes	$795,296	$794,088	$780,544	$759,040
2029 Notes	595,669	594,794	558,840	543,408
2030 Notes	794,089	793,189	732,200	709,600
Total	$2,185,054	$2,182,071	$2,071,584	$2,012,048

Assets Measured at Fair Value on a Nonrecurring Basis

The Company’s certain long-lived assets, including identifiable intangible assets, goodwill, and right-of-use assets assets are measured at fair value on a nonrecurring basis when there are indicators of impairment. During the years ended December 31, 2024, 2023 and 2022, the Company recorded impairment charges of $10.9 million, $20.4 million, and $54.0 million, respectively, on right-of-use assets and other long-lived assets primarily related to certain office leases that the Company determined will no longer be used, net of a reduction in the related lease liabilities. The impairments were derived by comparing the fair value of the impacted assets to the carrying value of those assets as of the impairment measurement date, as required under ASC Topic 360 using Level 3 inputs. See Note 7 — Leases for additional discussion related to these impairment charges.

Additionally, see Note 2 — Acquisitions and Divestiture for fair value measurements of certain assets and liabilities acquired in business combinations that are recorded at fair value on a nonrecurring basis.

Note 15 — Employee Benefits

Defined contribution plans. The Company has savings and investment plans (the “401(k) Plans”) covering substantially all U.S. employees. Company contributions are based on the level of employee contributions, up to a maximum of 4% of an employee’s eligible salary, subject to an annual maximum. For 2024, the maximum Company match was $7,200. Amounts expensed in connection with the 401(k) Plans totaled $57.5 million, $56.0 million and $50.4 million in 2024, 2023 and 2022, respectively.
Deferred compensation plans. The Company has supplemental deferred compensation plans for the benefit of certain highly compensated officers, managers and other key employees. The plans’ investment assets are recorded at fair value in Other assets on the Consolidated Balance Sheets. The value of those assets was $146.8 million and $114.8 million at December 31, 2024 and 2023, respectively (see Note 14 — Fair Value Disclosures for fair value information). The related deferred compensation plan liabilities, which were $148.6 million and $121.7 million at December 31, 2024 and 2023, respectively, are carried at fair value and are adjusted with a corresponding charge or credit to compensation expense to reflect the fair value of the amount owed to the employees. Deferred compensation plan liabilities are recorded in Other liabilities on the Consolidated Balance Sheets. Compensation expense recognized for all of the Company’s deferred compensation plans was $2.3 million, $2.8 million and $0.4 million in 2024, 2023 and 2022, respectively.
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

	2024	2023	2022
Service cost	$6,765	$5,363	$4,173
Interest cost	2,520	2,173	709
Expected return on plan assets	(1,213)	(1,132)	(459)
Recognition of actuarial loss	262	171	264
Other	—	(638)	501
Total defined benefit pension plan expense	$8,334	$5,937	$5,188

The table below presents the key assumptions used in the computation of pension expense for the years ended December 31.

	2024	2023	2022
Weighted average discount rate (1)	3.48%	3.67%	1.24%
Expected return on plan assets	3.59%	3.90%	1.58%
Average compensation increase	3.29%	3.37%	2.57%
Cash balance interest credit rate	3.10%	3.60%	1.20%

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

	2024	2023	2022
Projected benefit obligation at beginning of year	$68,403	$55,311	$57,973
Service cost	6,765	5,363	4,173
Interest cost	2,520	2,173	709
Actuarial (gain) loss due to assumption changes and plan experience (1)	(772)	2,527	(7,318)
Benefits payments (2)	(2,838)	(1,974)	(1,225)
Acquisition/Business Combination/Divestiture	—	(268)	—
Other	—	4,628	5,685
Foreign currency impact	(4,368)	643	(4,686)
Projected benefit obligation at end of year (3)	$69,710	$68,403	$55,311

The table below presents the key assumptions used in determining the projected benefit obligations at December 31.

	2024	2023	2022
Weighted average discount rate (4)	3.94%	3.48%	3.67%
Average compensation increase	3.51%	3.29%	3.37%
Cash balance interest credit rate	3.50%	3.10%	3.60%

(1)The actuarial (gain) losses were primarily due to changes in the weighted average discount rate assumption.
(2)The Company projects benefit payments will be made in future years directly to plan participants as follows: $4.0 million in 2025; $4.1 million in 2026; $4.8 million in 2027; $5.9 million in 2028; $6.2 million in 2029; and $35.4 million in total in the five years thereafter.
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

Funded status of the plans	2024	2023	2022
Projected benefit obligation	$69,710	$68,403	$55,311
Pension plan assets at fair value (1)	(34,931)	(33,034)	(27,798)
Funded status – shortfall (2)	$34,779	$35,369	$27,513

Accumulated benefit obligation	$62,481	$61,713	$50,335

Amounts recorded in the Consolidated Balance Sheets for the plans
Other liabilities – accrued pension obligation (2)	$34,779	$35,369	$27,513
Stockholders’ equity – deferred actuarial loss (3)	$(5,214)	$(5,731)	$(4,247)

(1)The pension plan assets are held by third-party trustees and are invested in a diversified portfolio of equities, high-quality government and corporate bonds, and other investments. The assets are primarily valued based on Level 1 and Level 2 inputs under the fair value hierarchy in FASB ASC Topic 820, with the majority of the invested assets considered to be of low-to-medium investment risk. The Company projects a future long-term rate of return on these plan assets of 3.79%, which it believes is reasonable based on the composition of the assets and both current and projected market conditions. Additional information regarding pension plan asset activity is provided below.
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
(3)The deferred actuarial loss as of December 31, 2024 is recorded in AOCI/L and will be reclassified out of AOCI/L and recognized as pension expense over approximately 9 years, subject to certain limitations set forth in FASB ASC Topic 715.

The table below provides a rollforward of the Company’s defined benefit pension plans assets for the years ended December 31 (in thousands).

	2024	2023	2022
Pension plan assets at the beginning of the year	$33,034	$27,798	$29,737
Company contributions	6,170	5,022	4,450
Benefit payments	(2,838)	(1,974)	(1,225)
Actual return on plan assets	1,021	1,516	(3,072)
Foreign currency impact	(2,456)	672	(2,092)
Pension plan assets at the end of the year	$34,931	$33,034	$27,798

The Company also has a reinsurance asset arrangement with a large international insurance company that is intended to fund benefit payments for one of its plans. The reinsurance asset is not a pension plan asset but is an asset of the Company. At December 31, 2024 and 2023, the reinsurance asset was recorded at its cash surrender value of $8.8 million and $9.5 million, respectively, and recorded in Other assets on the Consolidated Balance Sheets. The Company believes that cash surrender value approximates fair value and is equivalent to a Level 2 input under the FASB’s fair value hierarchy in FASB ASC Topic 820.

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

The Company's Chief Executive Officer is its chief operating decision maker (CODM). The CODM evaluates segment performance and allocates resources based on gross contribution. Gross contribution, as presented in the table below, is defined as operating income or loss excluding certain Cost of services and product development expenses, Selling, general and administrative expenses, Depreciation, Amortization of intangibles, and Acquisition and integration charges. Certain bonus and fringe benefit costs included in consolidated Cost of services and product development are not allocated to segment expense. The accounting policies used by the reportable segments are the same as those used by the Company. There are no intersegment revenues. The Company does not identify or allocate tangible assets, including capital expenditures, by reportable segment. Accordingly, tangible assets are not reported by segment because the information is not available by segment and is not reviewed in the evaluation of segment performance or in making decisions regarding the allocation of resources.

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

The tables below present information about the Company’s reportable segments for the years ended December 31 (in thousands).

2024
	Research	Conferences	Consulting	Consolidated
Revenues	$5,125,650	$583,224	$558,537	$6,267,411
Less:
Personnel expenses	1,125,694	67,326	324,890	1,517,910
Product and content delivery expenses	179,784	215,664	14,775	410,223
Other (1)	27,329	18,825	15,580	61,734
Gross contribution	3,792,843	281,409	203,292	4,277,544
Cost of services and product development - unallocated (2)				33,155
Selling, general and administrative				2,884,814
Depreciation and amortization				202,315
Acquisition and integration charges				973
Interest expenses and other, net				68,913
Gain on event cancellation insurance claims				(300,000)
Income before income taxes				$1,387,374

2023
	Research	Conferences	Consulting	Consolidated
Revenues	$4,887,046	$505,164	$514,746	$5,906,956
Less:
Personnel expenses	1,071,315	56,708	308,580	1,436,603
Product and content delivery expenses	193,234	178,675	8,978	380,887
Other (1)	22,354	16,042	15,687	54,083
Gross contribution	3,600,143	253,739	181,501	4,035,383
Cost of services and product development - unallocated (2)				31,667
Selling, general and administrative				2,701,542
Depreciation and amortization				191,103
Acquisition and integration charges				9,587
Gain from sale of divested operation				(135,410)
Interest expenses and other, net				92,842
Gain on event cancellation insurance claims				(3,077)
Income before income taxes				$1,147,129

2022
	Research	Conferences	Consulting	Consolidated
Revenues	$4,604,791	$389,273	$481,782	$5,475,846
Less:
Personnel expenses	963,437	43,176	270,769	1,277,382
Product and content delivery expenses	212,143	125,528	10,504	348,175
Other (1)	14,637	9,843	10,675	35,155
Gross contribution	3,414,574	210,726	189,834	3,815,134
Cost of services and product development - unallocated (2)				33,059
Selling, general and administrative				2,480,944
Depreciation and amortization				191,946
Acquisition and integration charges				9,079
Interest expenses and other, net				72,911
Income before income taxes				$1,027,195

(1)Other consists primarily of travel and entertainment and workplace expenses.
(2)The unallocated amounts consist of certain bonus and fringe costs recorded in consolidated Cost of services and product development that are not allocated to segment expense. The Company’s policy is to allocate bonuses to segments at 100% of a segment employee’s target bonus. Amounts above or below 100% are absorbed by corporate.

Disaggregated revenue information by reportable segment for the three years ended December 31, 2024 is presented in Note 9 — Revenue and Related Matters. Long-lived asset information by geographic location as of December 31 is summarized in the table below (in thousands).

	2024	2023
Long-lived assets (1):
United States and Canada	$574,559	$625,269
Europe, Middle East and Africa	326,196	233,272
Other International	97,491	110,274
Total long-lived assets	$998,246	$968,815

(1)Excludes goodwill and intangible assets for all dates.

Note 17 — Contingencies
Legal Matters. The Company is involved in legal proceedings, claims and compliance matters arising in the ordinary course of business. The Company records a provision in its consolidated financial statements when it is determined that an unfavorable outcome in one of these matters is probable and the amount of the loss can be reasonably estimated. The Company believes that the potential liability, if any, in excess of amounts already accrued for these contingencies will not have a material effect on its financial position, cash flows or results of operations when resolved in a future period.
Indemnifications. The Company has various agreements that may obligate it to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations related to matters such as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by the Company under these agreements have not been material. As of December 31, 2024, the Company did not have any material payment obligations under any such indemnification agreements.

Note 18 — Valuation and Qualifying Accounts
The Company maintains an allowance for bad debt. The table below summarizes the activity in the Company’s allowance for losses for the years ended December 31 (in thousands).

	Balance at Beginning of Year	Additions Charged to Expense	Deductions from the Reserve	Balance at End of Year
2024	$9,000	$5,000	$(5,500)	$8,500
2023	$9,000	$7,200	$(7,200)	$9,000
2022	$6,500	$7,800	$(5,300)	$9,000

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gartner, Inc.

Date:	February 13, 2025	By:	/s/ Eugene A. Hall
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

Name	Title	Date

/s/ Eugene A. Hall	Chairman and Chief Executive Officer	February 13, 2025
Eugene A. Hall	(Principal Executive Officer)

/s/ Craig W. Safian	Executive Vice President and Chief Financial Officer	February 13, 2025
Craig W. Safian	(Principal Financial and Accounting Officer)

/s/ Peter E. Bisson	Director	February 13, 2025
Peter E. Bisson

/s/ Richard J. Bressler	Director	February 13, 2025
Richard J. Bressler

/s/ Raul E. Cesan	Director	February 13, 2025
Raul E. Cesan

/s/ Karen E. Dykstra	Director	February 13, 2025
Karen E. Dykstra

/s/ José M. Gutiérrez	Director	February 13, 2025
José M. Gutiérrez

/s/ Diana S. Ferguson	Director	February 13, 2025
Diana S. Ferguson

/s/ Anne Sutherland Fuchs	Director	February 13, 2025
Anne Sutherland Fuchs

/s/ William O. Grabe	Director	February 13, 2025
William O. Grabe

/s/ Stephen G. Pagliuca	Director	February 13, 2025
Stephen G. Pagliuca

/s/ Eileen M. Serra	Director	February 13, 2025
Eileen M. Serra