Form 10-Q
period 2025-03-31
GARTNER INC
filed 2025-05-06
CIK 749251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 2, 2025, 76,966,937 shares of the registrant’s common shares were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited; in thousands, except share data)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$2,091,048	$1,933,147
Fees receivable, net of allowances of $7,500 and $8,500, respectively	1,503,582	1,696,225
Deferred commissions	377,410	413,914
Prepaid expenses and other current assets	159,914	153,245
Total current assets	4,131,954	4,196,531
Property, equipment and leasehold improvements, net	249,462	242,968
Operating lease right-of-use assets	246,215	257,419
Goodwill	2,933,122	2,930,205
Intangible assets, net	391,804	409,689
Other assets	527,204	497,859
Total Assets	$8,479,761	$8,534,671
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$869,177	$1,206,089
Deferred revenues	2,922,518	2,762,927
Total current liabilities	3,791,695	3,969,016
Long-term debt, net of deferred financing fees	2,460,949	2,459,915
Operating lease liabilities	324,549	339,779
Other liabilities	404,714	406,792
Total Liabilities	6,981,907	7,175,502
Stockholders’ Equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0005 par value, 250,000,000 shares authorized; 163,602,067 shares issued for both periods	82	82
Additional paid-in capital	2,553,170	2,497,130
Accumulated other comprehensive loss, net	(67,849)	(88,333)
Accumulated earnings	6,203,946	5,993,007
Treasury stock, at cost, 86,214,938 and 86,222,214 common shares, respectively	(7,191,495)	(7,042,717)
Total Stockholders’ Equity	1,497,854	1,359,169
Total Liabilities and Stockholders’ Equity	$8,479,761	$8,534,671

See the accompanying notes to Condensed Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended
	March 31,
	2025	2024
Revenues:
Research	$1,321,827	$1,268,172
Conferences	72,597	70,069
Consulting	139,706	134,685
Total revenues	1,534,130	1,472,926
Costs and expenses:
Cost of services and product development	475,030	459,441
Selling, general and administrative	730,308	689,833
Depreciation	28,866	26,317
Amortization of intangibles	21,894	22,990
Acquisition and integration charges	—	460
Total costs and expenses	1,256,098	1,199,041
Operating income	278,032	273,885
Interest expense, net	(13,413)	(19,219)
Other income, net	2,389	4,891
Income before income taxes	267,008	259,557
Provision for income taxes	56,069	49,012
Net income	$210,939	$210,545

Net income per share:
Basic	$2.73	$2.69
Diluted	$2.71	$2.67
Weighted average shares outstanding:
Basic	77,357	78,339
Diluted	77,790	78,964

See the accompanying notes to Condensed Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2025	2024
Net income	$210,939	$210,545
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	17,046	(9,707)
Interest rate swaps – net change in deferred gain or loss	3,390	3,601
Pension plans – net change in deferred actuarial loss	48	51
Other comprehensive income (loss), net of tax	20,484	(6,055)
Comprehensive income	$231,423	$204,490

See the accompanying notes to Condensed Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited; in thousands)

Three Months Ended March 31, 2025
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Accumulated Earnings	Treasury Stock	Total
Balance at December 31, 2024	$82	$2,497,130	$(88,333)	$5,993,007	$(7,042,717)	$1,359,169
Net income	—	—	—	210,939	—	210,939
Other comprehensive income	—	—	20,484	—	—	20,484
Issuances under stock plans	—	5,872	—	—	3,894	9,766
Common share repurchases (including excise tax)	—	—	—	—	(152,672)	(152,672)
Stock-based compensation expense	—	50,168	—	—	—	50,168
Balance at March 31, 2025	$82	$2,553,170	$(67,849)	$6,203,946	$(7,191,495)	$1,497,854

Three Months Ended March 31, 2024
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Accumulated Earnings	Treasury Stock	Total
Balance at December 31, 2023	$82	$2,320,289	$(76,331)	$4,739,292	$(6,302,698)	$680,634
Net income	—	—	—	210,545	—	210,545
Other comprehensive loss	—	—	(6,055)	—	—	(6,055)
Issuances under stock plans	—	2,712	—	—	5,360	8,072
Common share repurchases (including excise tax)	—	—	—	—	(225,522)	(225,522)
Stock-based compensation expense	—	50,500	—	—	—	50,500
Balance at March 31, 2024	$82	$2,373,501	$(82,386)	$4,949,837	$(6,522,860)	$718,174

See the accompanying notes to Condensed Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2025	2024
Operating activities:
Net income	$210,939	$210,545
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	50,760	49,307
Stock-based compensation expense	50,168	50,500
Deferred taxes	(29,710)	(17,823)
Loss on impairment of lease related assets	—	527
Reduction in the carrying amount of operating lease right-of-use assets	17,736	16,028
Amortization and write-off of deferred financing fees	1,034	1,537
Gain on de-designated swaps	(165)	(4,462)
Changes in assets and liabilities, net of acquisitions and divestitures:
Fees receivable, net	211,612	18,228
Deferred commissions	41,131	26,413
Prepaid expenses and other current assets	(5,338)	(47,509)
Other assets	(15,568)	(24,309)
Deferred revenues	131,001	173,542
Accounts payable and accrued and other liabilities	(350,088)	(263,688)
Cash provided by operating activities	313,512	188,836
Investing activities:
Additions to property, equipment and leasehold improvements	(25,569)	(22,660)
Acquisition of business	—	(2,000)
Cash used in investing activities	(25,569)	(24,660)
Financing activities:
Proceeds from employee stock purchase plan	9,736	8,047
Payments of deferred financing fees	—	(2,604)
Proceeds from revolving credit facility	—	274,400
Payments on long-term debt	—	(274,400)
Purchases of treasury stock	(162,672)	(225,124)
Cash used in financing activities	(152,936)	(219,681)
Net increase (decrease) in cash and cash equivalents and restricted cash	135,007	(55,505)
Effects of exchange rates on cash and cash equivalents	22,894	(27,693)
Cash and cash equivalents and restricted cash, beginning of period	1,933,147	1,319,599
Cash and cash equivalents, end of period	$2,091,048	$1,236,401

See the accompanying notes to Condensed Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 — Business and Basis of Presentation

Business. Gartner, Inc. (NYSE: IT) delivers actionable, objective insight that drives smarter decisions and stronger performance on an organization’s mission-critical priorities.

Segments. Gartner delivers its products and services globally through three business segments: Research, Conferences and Consulting. Revenues and other financial information for the Company’s segments are discussed in Note 6 — Segment Information.

Basis of presentation. The accompanying interim Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 270 for interim financial information and with the applicable instructions of U.S. Securities and Exchange Commission (“SEC”) Rule 10-01 of Regulation S-X on Form 10-Q, and should be read in conjunction with the consolidated financial statements and related notes of the Company in its Annual Report on Form 10-K for the year ended December 31, 2024.

The fiscal year of Gartner is the twelve-month period from January 1 through December 31. In the opinion of management, all normal recurring accruals and adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented herein have been included. The results of operations for the three months ended March 31, 2025 may not be indicative of the results of operations for the remainder of 2025 or beyond. When used in these notes, the terms “Gartner,” the “Company,” “we,” “us,” or “our” refer to Gartner, Inc. and its consolidated subsidiaries.

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

Cash and cash equivalents and restricted cash. During the three months ended March 31, 2024, the Company paid $0.6 million of restricted cash for deferred consideration related to a 2022 acquisition.

Revenue recognition. Revenue is recognized in accordance with the requirements of FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”). Revenue is only recognized when all of the required criteria for revenue recognition have been met. The accompanying Condensed Consolidated Statements of Operations present revenue net of any sales or value-added taxes that we collect from customers and remit to government authorities. ASC Topic 270 requires certain disclosures in interim financial statements around the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Note 3 — Revenue and Related Matters provides additional information regarding the Company’s revenues.

Adoption of new accounting standard. The Company adopted the accounting standard described below during 2024.

Segment Reporting— In November 2023, the FASB issued ASU 2023-07, Segment Reporting: Improvements in Reportable Segment Disclosures (“ASU 2023-07”). The amendments in the ASU are expected to improve disclosures about a public entity’s reportable segments and addresses requests from investors and other allocators of capital for additional, more detailed information about a reportable segment’s expenses. ASU 2023-07 requires public companies to disclose, on an annual and interim basis, significant expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit and loss. The amendments in the ASU require that a public company provide all annual disclosures about a reportable segment’s profit or loss and assets currently required under ASC 280 in interim periods. The amendments in the ASU also require that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the significant expenses disclosed and each reported measure of segment profit or loss. The amendments in the ASU, among other items, also require that a public company disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The ASU applies to all public entities that are required to report segment information in accordance with Topic 280. All public entities are required to report segment information in accordance with the new guidance starting in annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 effective with the 2024 10-K and the adoption only impacted its disclosures with no impacts to the Company's results of operations, cash flows, or financial condition.

Accounting standards issued but not yet adopted. The FASB has issued accounting standards that have not yet become effective as of March 31, 2025 and may impact the Company’s Consolidated Financial Statements or related disclosures in future periods. The standards and their potential impacts are discussed below.

Income Taxes— In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments in this ASU are expected to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 requires entities to enhance income tax disclosures primarily related to the rate reconciliation and income taxes paid information. Companies will need to disaggregate the disclosure of income taxes paid (net of refunds received) by federal, state, and foreign taxes on an annual basis. Additionally, on an annual basis, companies would disclose income taxes paid disaggregated by individual jurisdiction using a quantitative threshold of 5% of total income taxes paid. Public business entities would also be required to provide, on an annual basis, rate reconciliation information by specific categories, including state and local income tax, the effect of cross-border tax laws, foreign tax effects, changes in prior year unrecognized tax benefits, and tax credits, among others. Additionally, some categories would then require disaggregation based on a quantitative threshold of 5%. The foreign tax effect category requires disaggregation by both jurisdiction and nature. The ASU also requires additional qualitative disclosures. All public entities will be required to report income tax information in accordance with the new guidance starting in annual periods beginning after December 15, 2024. The Company expects this ASU to only impact its disclosures with no impacts to the Company's results of operations, cash flows, or financial condition.

Income Statement— In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income- Expense Disaggregation Disclosures (“ASU 2024-03”). The amendments in this ASU are expected to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including employee compensation, depreciation and amortization) in commonly presented expense captions (such as cost of sales, SG&A and research and development). ASU 2024-03 will require a quantitative disclosure of the components of each income statement line item (e.g., cost of services and product development and selling, general and administrative expenses). It will also require entities to disclose the total amount of selling expenses, and, on an annual basis, an entity’s definition of selling expenses. The amendments are effective for annual periods with fiscal years beginning after December 15, 2026, and interim periods in fiscal years beginning after December 15, 2027. The Company expects this ASU to only impact its disclosures with no impacts to the Company's results of operations, cash flows, or financial condition.

Note 2 — Goodwill and Intangible Assets

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

The table below presents changes to the carrying amount of goodwill by segment during the three months ended March 31, 2025 (in thousands).

	Research	Conferences	Consulting	Total
Balance at December 31, 2024 (1)	$2,650,981	$183,920	$95,304	$2,930,205
Foreign currency translation impact	2,447	38	432	2,917
Balance at March 31, 2025 (1)	$2,653,428	$183,958	$95,736	$2,933,122

(1)The Company does not have any accumulated goodwill impairment losses.

Finite-Lived Intangible Assets

The tables below present reconciliations of the carrying amounts of the Company’s finite-lived intangible assets as of the dates indicated (in thousands).

March 31, 2025	Customer Relationships	Other	Total
Gross cost at December 31, 2024	$1,071,917	$10,200	$1,082,117
Intangible assets fully amortized	(10,120)	—	(10,120)
Foreign currency translation impact	10,385	—	10,385
Gross cost	1,072,182	10,200	1,082,382
Accumulated amortization (1)	(683,046)	(7,532)	(690,578)
Balance at March 31, 2025	$389,136	$2,668	$391,804

December 31, 2024	Customer Relationships	Other	Total
Gross cost	$1,071,917	$10,200	$1,082,117
Accumulated amortization (1)	(665,131)	(7,297)	(672,428)
Balance at December 31, 2024	$406,786	$2,903	$409,689

(1) Finite-lived intangible assets are amortized using the straight-line method over the following periods: Customer relationships—6 to 13 years and Other—11 years.

Amortization expense related to finite-lived intangible assets was $21.9 million and $23.0 million during the three months ended March 31, 2025 and 2024, respectively. The estimated future amortization expense by year for finite-lived intangible assets is presented in the table below (in thousands).

2025 (remaining nine months)	$59,776
2026	79,190
2027	78,582
2028	77,110
2029	77,032
2030	20,114
$391,804

Note 3 — Revenue and Related Matters

Disaggregated Revenue — The Company’s disaggregated revenue by reportable segment is presented in the tables below for the periods indicated (in thousands).

By Primary Geographic Market (1)

Three Months Ended March 31, 2025
Primary Geographic Market	Research	Conferences	Consulting	Total
United States and Canada	$847,281	$55,584	$90,964	$993,829
Europe, Middle East and Africa	321,700	9,142	32,303	363,145
Other International	152,846	7,871	16,439	177,156
Total revenues	$1,321,827	$72,597	$139,706	$1,534,130

Three Months Ended March 31, 2024
Primary Geographic Market	Research	Conferences	Consulting	Total
United States and Canada	$835,221	$48,090	$78,539	$961,850
Europe, Middle East and Africa	287,543	10,328	36,602	334,473
Other International	145,408	11,651	19,544	176,603
Total revenues	$1,268,172	$70,069	$134,685	$1,472,926

(1)Revenue is reported based on where the sale is fulfilled.

The Company’s revenue is generated primarily through direct sales to clients by domestic and international sales forces and a network of independent international sales agents.

By Timing of Revenue Recognition

Three Months Ended March 31, 2025
Timing of Revenue Recognition	Research	Conferences	Consulting	Total
Transferred over time (1)	$1,252,588	$—	$104,152	$1,356,740
Transferred at a point in time (2)	69,239	72,597	35,554	177,390
Total revenues	$1,321,827	$72,597	$139,706	$1,534,130

Three Months Ended March 31, 2024
Timing of Revenue Recognition	Research	Conferences	Consulting	Total
Transferred over time (1)	$1,182,268	$—	$108,587	$1,290,855
Transferred at a point in time (2)	85,904	70,069	26,098	182,071
Total revenues	$1,268,172	$70,069	$134,685	$1,472,926

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

Performance Obligations — For customer contracts that are greater than one year in duration, the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied (or partially unsatisfied) as of March 31, 2025 was approximately $6.1 billion. The Company expects to recognize $2.9 billion, $2.4 billion and $0.8 billion of this revenue (most of which pertains to Research) during the remainder of 2025, the year ending December 31, 2026 and thereafter, respectively.

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

	March 31,	December 31,
	2025	2024
Assets:
Fees receivable, gross (1)	$1,511,082	$1,704,725
Contract assets recorded in Prepaid expenses and other current assets (2)	$29,660	$31,056

Contract liabilities:
Deferred revenues (current liability) (3)	$2,922,518	$2,762,927
Non-current deferred revenues recorded in Other liabilities (3)	32,319	27,389
Total contract liabilities	$2,954,837	$2,790,316

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

The Company recognized revenue of $1.0 billion during both the three months ended March 31, 2025 and 2024, that was attributable to deferred revenues that were recorded at the beginning of each such period. Those amounts primarily consisted of Research revenues that were recognized ratably as control of the goods or services passed to the customer during the reporting periods. During each of the three months ended March 31, 2025 and 2024, the Company did not record any material impairments related to its contract assets.

Note 4 — Computation of Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS reflects the potential dilution of securities that could share in earnings. Potential shares of common stock are excluded from the computation of diluted earnings per share when their effect would be anti-dilutive.

The table below sets forth the calculation of basic and diluted income per share for the periods indicated (in thousands, except per share data).

	Three Months Ended
	March 31,
	2025	2024
Numerator:
Net income used for calculating basic and diluted income per share	$210,939	$210,545
Denominator:
Weighted average common shares used in the calculation of basic income per share	77,357	78,339
Dilutive effect of outstanding awards associated with stock-based compensation plans (1)	433	625
Shares used in the calculation of diluted income per share	77,790	78,964
Basic income per share	$2.73	$2.69
Diluted income per share	$2.71	$2.67

(1)Certain outstanding awards associated with stock-based compensation plans were not included in the computation of diluted income per share because the effect would have been anti-dilutive. These anti-dilutive outstanding awards associated with stock-based compensation plans was 0.2 million and de minimis for the three months ended March 31, 2025 and 2024, respectively.

Note 5 — Stock-Based Compensation

The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company currently awards stock-settled stock appreciation rights, service-based and performance-based restricted stock units, and common stock equivalents. As of March 31, 2025, the Company had 5.2 million shares of its common stock, par value $0.0005 per share, (the “Common Stock”) available for stock-based compensation awards under the Gartner, Inc. Long-Term Incentive Plan as amended and restated in June 2023 (the “Plan”).

The tables below summarize the Company’s stock-based compensation expense by award type and expense category line item during the periods indicated (in millions).

	Three Months Ended
	March 31,
Award type	2025	2024
Stock appreciation rights	$3.4	$4.6
Restricted stock units	46.6	45.6
Common stock equivalents	0.2	0.3
Total (1)	$50.2	$50.5

	Three Months Ended
	March 31,
Expense category line item	2025	2024
Cost of services and product development	$20.6	$19.5
Selling, general and administrative	29.6	31.0
Total (1)	$50.2	$50.5

(1)Includes costs of $28.0 million and $30.6 million during the three months ended March 31, 2025 and 2024, respectively, for awards to retirement-eligible employees. Those awards are expensed on an accelerated basis.

Note 6 — Segment Information

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

The tables below present information about the Company’s reportable segments for the periods indicated (in thousands).

Three Months Ended March 31, 2025	Research	Conferences	Consulting	Consolidated
Revenues	$1,321,827	$72,597	$139,706	$1,534,130
Less:
Personnel expenses	289,361	17,746	79,092	386,199
Product and content delivery expenses	41,177	24,172	3,263	68,612
Other (1)	6,766	3,297	3,959	14,022
Gross contribution	984,523	27,382	53,392	1,065,297
Cost of services and product development - unallocated (2)				6,197
Selling, general and administrative				730,308
Depreciation and amortization				50,760
Interest expenses and other, net				11,024
Income before income taxes				$267,008

Three Months Ended March 31, 2024	Research	Conferences	Consulting	Consolidated
Revenues	$1,268,172	$70,069	$134,685	$1,472,926
Less:
Personnel expenses	274,588	15,683	73,373	363,644
Product and content delivery expenses	43,587	27,793	2,191	73,571
Other (1)	5,427	3,338	4,834	13,599
Gross contribution	944,570	23,255	54,287	1,022,112
Cost of services and product development - unallocated (2)				8,627
Selling, general and administrative				689,833
Depreciation and amortization				49,307
Acquisition and integration charges				460
Interest expenses and other, net				14,328
Income before income taxes				$259,557

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

Note 7 — Debt

The Company’s total outstanding borrowings are summarized in the table below (in thousands).

	March 31,	December 31,
Description	2025	2024
2024 Credit Agreement - Revolving facility (1), (2)	$274,400	$274,400
4.50% Senior Notes due 2028 (“2028 Notes”)	800,000	800,000
3.625% Senior Notes due 2029 (“2029 Notes”)	600,000	600,000
3.75% Senior Notes due 2030 (“2030 Notes”)	800,000	800,000
Other (3)	5,000	5,000
Principal amount outstanding (4)	2,479,400	2,479,400
Less: deferred financing fees (5)	(18,451)	(19,485)
Net balance sheet carrying amount	$2,460,949	$2,459,915

(1)The contractual annualized interest rate as of March 31, 2025 on the 2024 Credit Agreement was 5.725%, which consisted of Term Secured Overnight Financing Rate (“SOFR”) of 4.375% plus a margin of 1.350%. However, the Company has an interest rate swap contract that effectively converts the floating SOFR on outstanding amounts to a fixed base rate.
(2)The Company had approximately $0.7 billion of available borrowing capacity on the 2024 Credit Agreement revolver (not including the expansion feature) as of March 31, 2025.
(3)Consists of a State of Connecticut economic development loan originated in 2019 with a 10-year maturity and bears interest at a fixed rate of 1.75%. This loan may be repaid at any time by the Company without penalty.
(4)The weighted average annual effective rate on the Company’s outstanding debt for the three months ended March 31, 2025, including the effects of its interest rate swaps discussed below, was 4.89%.
(5)Deferred financing fees are being amortized to Interest expense, net over the term of the related debt obligation.

2024 Credit Agreement

On March 26, 2024, the Company entered into a Credit Agreement (the “2024 Credit Agreement”) among the Company, as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”).

The 2024 Credit Agreement provides for a $1.0 billion senior unsecured five-year revolving facility. The facility may be increased, at the Company’s option and under certain conditions, by up to an additional $750 million in the aggregate. The facility may be used for revolving loans, and up to $75.0 million may be used for letters of credit. The revolving loans may be borrowed, repaid and re-borrowed until March 26, 2029, at which time all amounts borrowed must be repaid, subject to customary extension mechanics. The 2024 Credit Agreement contains certain customary restrictive loan covenants, including, among others, a financial covenant requiring a maximum leverage ratio and covenants limiting the Company’s ability to grant liens, make acquisitions, be acquired and the ability of the Company’s subsidiaries to incur indebtedness. The Company was in compliance with all financial covenants as of March 31, 2025.

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

Interest under the revolving facility accrues, at a variable rate, based on, at our option, (i) the Secured Overnight Funding Rate (“SOFR”) plus a credit spread adjustment of 0.10% or (ii) an alternate base rate (“Base Rate”) plus, in each case, an applicable margin, and is payable monthly. The applicable margin ranges between 1.125% and 1.75%, depending on the lower rate determined by either the Company’s leverage ratio or the credit rating of the Company’s senior unsecured debt. At March 31, 2025, the applicable all-in margin on the revolving facility was 1.35% (including the credit spread adjustment). The commitment fee payable on the unused portion of the facility is equal to between 0.125% and 0.25% based on utilization of the facility. The Company has also agreed to pay customary letter of credit fees.

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

Interest Rate Swap

As of March 31, 2025, the Company had one fixed-for-floating interest rate swap contract with a notional value of $350.0 million that matures in September 2025. Under the contract, the Company pays a base fixed rate of 2.98% and in return receives a floating Term SOFR base rate on 30-day notional borrowings.

Effective June 30, 2020, the Company de-designated all of its interest rate swaps and discontinued hedge accounting. Accordingly, subsequent changes to the fair value of the interest rate swap are recorded in Other income, net. The amounts previously recorded in Accumulated other comprehensive loss are amortized into Interest expense, net over the terms of the hedged forecasted interest payments. As of March 31, 2025, $8.7 million is remaining in Accumulated other comprehensive loss, net. See Note 10 — Derivatives and Hedging for the amounts remaining in Accumulated other comprehensive loss, net of tax effect, at March 31, 2025 and December 31, 2024. See Note 11 — Fair Value Disclosures for a discussion of the fair values of Company’s interest rate swaps.

Note 8 — Equity

Share Repurchase Authorization

In 2015, the Company’s Board of Directors (the “Board”) authorized a share repurchase program to repurchase up to $1.2 billion of the Company’s common stock. The Board authorized incremental share repurchases of up to an aggregate additional $4.1 billion of the Company’s common stock from February 2021 to July 2024. As of March 31, 2025, $0.9 billion remained available under the share repurchase program. The Company may repurchase its common stock from time-to-time in amounts, at prices and in the manner that the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended), accelerated share repurchases, private transactions or other transactions and will be funded by cash on hand and borrowings. Repurchases may also be made from time-to-time in connection with the settlement of the Company’s stock-based compensation awards.

The Company’s share repurchase activity is presented in the table below for the periods indicated.

	Three Months Ended
	March 31,
	2025	2024
Number of shares repurchased (1)	300,745	489,734
Cash paid for repurchased shares (in thousands) (2)	$162,672	$225,124

(1)The average purchase price for repurchased shares was $507.65 and $459.69 for the three months ended March 31, 2025 and 2024, respectively. The repurchased shares during the three months ended March 31, 2025 and 2024 included purchases for both open market purchases and stock-based compensation award settlements.
(2)The cash paid for repurchased shares during the three months ended March 31, 2025 included $10.0 million of open market purchases with trade dates in December 2024 that settled in January 2025.

Accumulated Other Comprehensive Loss, net (“AOCL”)

The tables below provide information about the changes in AOCL by component and the related amounts reclassified out of AOCL to income during the periods indicated (net of tax, in thousands) (1).

Three Months Ended March 31, 2025

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2024	$(9,800)	$(5,214)	$(73,319)	$(88,333)
Other comprehensive income (loss) activity during the period:
Change in AOCL before reclassifications to income	—	—	17,046	17,046
Reclassifications from AOCL to income (2), (3)	3,390	48	—	3,438
Other comprehensive income (loss), net	3,390	48	17,046	20,484
Balance – March 31, 2025	$(6,410)	$(5,166)	$(56,273)	$(67,849)

Three Months Ended March 31, 2024

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2023	$(24,162)	$(5,731)	$(46,438)	$(76,331)
Other comprehensive income (loss) activity during the period:
Change in AOCL before reclassifications to income	—	—	(9,707)	(9,707)
Reclassifications from AOCL to income (2), (3)	3,601	51	—	3,652
Other comprehensive income (loss), net	3,601	51	(9,707)	(6,055)
Balance – March 31, 2024	$(20,561)	$(5,680)	$(56,145)	$(82,386)

(1)Amounts in parentheses represent debits (deferred losses).
(2)$4.5 million and $4.8 million of the reclassifications related to interest rate swaps (cash flow hedges) were recorded in Interest expense, net, for the three months ended March 31, 2025 and 2024, respectively. See Note 7 — Debt and Note 10 — Derivatives and Hedging for information regarding the cash flow hedges.
(3)The reclassifications related to defined benefit pension plans were recorded in Other income, net.

The estimated net amount of the existing losses on the Company’s interest rate swaps that are reported in Accumulated other comprehensive loss, net at March 31, 2025 that is expected to be reclassified into earnings during the remainder of 2025 is $8.7 million.

Note 9 — Income Taxes

The provision for income taxes was $56.1 million and $49.0 million for the three months ended March 31, 2025 and 2024, respectively. The effective income tax rate was 21.0% and 18.9% for the three months ended March 31, 2025 and 2024, respectively. The effective income tax rate is higher in the current year primarily due to larger unrecognized tax benefits compared to the same period in the prior year.

The Company had gross unrecognized tax benefits of $267.2 million on March 31, 2025 and $257.5 million on December 31, 2024.

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

March 31, 2025
Derivative Contract Type	Number of Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in AOCL, net of tax
Interest rate swap (1)	1	$350,000	$2,077	Other current assets	$(6,410)
Foreign currency forwards (2)	28	142,676	(14)	Accrued liabilities	—
Total	29	$492,676	$2,063		$(6,410)

December 31, 2024
Derivative Contract Type	Number of Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in AOCL, net of tax
Interest rate swap (1)	1	$350,000	$3,095	Other current assets	$(9,800)
Foreign currency forwards (2)	119	656,904	(16)	Accrued liabilities	—
Total	120	$1,006,904	$3,079		$(9,800)

(1)Effective June 30, 2020, the Company de-designated all of its interest rate swaps and discontinued hedge accounting. Accordingly, subsequent changes to fair value of the interest rate swap are recorded in Other income, net. The amounts previously recorded in Accumulated other comprehensive loss are amortized into Interest expense, net over the terms of the hedged forecasted interest payments. See Note 7 — Debt for additional information regarding the Company’s interest rate swap contract.
(2)The Company has foreign exchange transaction risk because it typically enters into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currency. The Company enters into short-term foreign currency forward exchange contracts to mitigate the cash flow risk associated with changes in foreign currency rates on forecasted foreign currency transactions. These contracts are accounted for at fair value with realized and unrealized gains and losses recognized in Other income, net because the Company does not designate these contracts as hedges for accounting purposes. All of the outstanding foreign currency forward exchange contracts at March 31, 2025 matured before April 30, 2025.
(3)See Note 11 — Fair Value Disclosures for the determination of the fair values of these instruments.

At March 31, 2025, all of the Company’s derivative counterparties were investment grade financial institutions. The Company did not have any collateral arrangements with its derivative counterparties and none of the derivative contracts contained credit-risk related contingent features. The table below provides information regarding amounts recognized in the accompanying Condensed Consolidated Statements of Operations for derivative contracts for the periods indicated (in thousands).

	Three Months Ended
	March 31,
Amount recorded in:	2025	2024
Interest expense, net (1)	$4,464	$4,806
Other income, net (2)	(596)	(4,314)
Total expense, net	$3,868	$492

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

FASB ASC Topic 820 provides a framework for the measurement of fair value and a valuation hierarchy based on the transparency of inputs used in the valuation of assets and liabilities. Classification within the valuation hierarchy is based on the lowest level of input that is significant to the resulting fair value measurement. The valuation hierarchy contains three levels. Level 1 measurements consist of quoted prices in active markets for identical assets or liabilities. Level 2 measurements include significant other observable inputs such as quoted prices for similar assets or liabilities in active markets; identical assets or liabilities in inactive markets; observable inputs such as interest rates and yield curves; and other market-corroborated inputs. Level 3 measurements include significant unobservable inputs such as internally-created valuation models. Generally, the Company does not utilize Level 3 valuation inputs to remeasure any of its assets or liabilities. However, Level 3 inputs may be used by the Company when certain long-lived assets, including identifiable intangible assets, goodwill, and right-of-use assets are measured at fair value on a nonrecurring basis when there are indicators of impairment. Additionally, Level 3 inputs may be used by the Company in its required annual impairment review of goodwill. Information regarding the periodic assessment of the Company’s goodwill is included in Note 2 — Goodwill and Intangible Assets. The Company does not typically transfer assets or liabilities between different levels of the valuation hierarchy.

The table below presents the fair values of certain financial assets and liabilities that are measured at fair value on a recurring basis in the Company's financial statements (in thousands).

Description	March 31, 2025	December 31, 2024
Assets:
Values based on Level 1 inputs:
Deferred compensation plan assets (1)	$23,430	$18,089
Total Level 1 inputs	23,430	18,089
Values based on Level 2 inputs:
Deferred compensation plan assets (1)	132,431	128,670
Foreign currency forward contracts (2)	195	1,852
Interest rate swap contract (3)	2,077	3,095
Total Level 2 inputs	134,703	133,617
Total Assets	$158,133	$151,706
Liabilities:
Values based on Level 2 inputs:
Deferred compensation plan liabilities (1)	$149,868	$148,564
Foreign currency forward contracts (2)	209	1,868
Total Level 2 inputs	150,077	150,432
Total Liabilities	$150,077	$150,432

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

	Carrying Amount		Fair Value
	March 31,	December 31,	March 31,	December 31,
Description	2025	2024	2025	2024
2028 Notes	$795,607	$795,296	$786,648	$780,544
2029 Notes	595,893	595,669	566,628	558,840
2030 Notes	794,319	794,089	740,152	732,200
Total	$2,185,819	$2,185,054	$2,093,428	$2,071,584

Assets and liabilities measured at fair value on a non-recurring basis

The Company’s certain long-lived assets, including identifiable intangible assets, goodwill, right-of-use assets and other long-lived assets, are measured at fair value on a nonrecurring basis when there are indicators of impairment. The Company recorded an impairment loss during the three months ended March 31, 2024 and $0.5 million on right-of-use assets and other long-lived assets primarily related to certain office leases that the Company determined will no longer be used. The impairments were derived by comparing the fair value of the impacted assets to the carrying value of those assets as of the impairment measurement date, as required under ASC Topic 360 using Level 3 inputs. See Note 13 — Leases for additional discussion related to these impairment charges.

Note 12 — Contingencies

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

Indemnifications. The Company has various agreements that may obligate it to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations related to matters such as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by the Company under these agreements have not been material. As of March 31, 2025, the Company did not have any material payment obligations under any such indemnification agreements.

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

	Three Months Ended
	March 31,
Description:	2025	2024
Operating lease cost (1)	$24,348	$25,903
Lease cost (2)	5,685	5,631
Sublease income	(11,386)	(11,882)
Total lease cost, net (3) (4)	$18,647	$19,652
Cash paid for amounts included in the measurement of operating lease liabilities	$28,657	$34,049
Cash receipts from sublease arrangements	$11,144	$11,110
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,071	$6,791

(1)Included in operating lease cost was $8.5 million and $9.2 million for the three months ended March 31, 2025 and 2024, respectively, for costs related to subleasing activities.
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

	March 31,	December 31,
Description:	2025	2024
Accounts payable and accrued liabilities	$98,477	$100,312
Operating lease liabilities	324,549	339,779
Total operating lease liabilities included in the Condensed Consolidated Balance Sheets	$423,026	$440,091

As a result and in consideration of the changing nature of the Company’s use of office space, the Company continues to evaluate its existing real estate lease portfolio. In connection with this evaluation, the Company reviewed certain of its right-of-use assets and related other long-lived assets for impairment under ASC 360. As a result of the evaluation, the Company recognized an impairment loss during the three months ended March 31, 2024 of $0.5 million which is included as a component of Selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. The impairment losses recorded include $0.4 million related to right-of-use assets and $0.1 million related to other long-lived assets, primarily leasehold improvements, for the three months ended March 31, 2024.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this Management’s Discussion and Analysis (“MD&A”) is to facilitate an understanding of significant factors influencing the quarterly operating results, financial condition and cash flows of Gartner, Inc. Additionally, the MD&A conveys our expectations of the potential impact of known trends, events or uncertainties that may impact future results. You should read this discussion in conjunction with our Condensed Consolidated Financial Statements and related notes included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”). Historical results and percentage relationships are not necessarily indicative of operating results for future periods. References to “Gartner,” the “Company,” “we,” “our” and “us” in this MD&A are to Gartner, Inc. and its consolidated subsidiaries.

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

We operate in a very competitive and rapidly changing environment that involves numerous known and unknown risks and uncertainties, some of which are beyond our control. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future quarterly and annual revenues, operating income, results of operations and cash flows, as well as any forward-looking statement, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in our forward-looking statements include, among others, the following: the impact of global economic and geopolitical conditions, including inflation, and recession; uncertain effects, both direct and indirect, of changes and volatility in tariffs and trade policies; risks associated with the creditworthiness, budget cuts, priorities and shutdown of governments and agencies; our ability to carry out our strategic initiatives and manage associated costs; the timing of conferences and meetings, in particular our Gartner Symposium/Xpo series that normally occurs during the fourth quarter; our ability to achieve and effectively manage growth, including our ability to integrate our acquisitions and consummate and integrate future acquisitions; our ability to pay our debt obligations; our ability to maintain and expand our products and services; our ability to expand or retain our customer base; our ability to grow or sustain revenue from individual customers; our ability to attract and retain a professional staff of research analysts and consultants as well as experienced sales personnel upon whom we are dependent, especially in light of labor competition; our ability to achieve continued customer renewals and achieve new contract value, backlog and deferred revenue growth in light of competitive pressures; our ability to successfully compete with existing competitors and potential new competitors; our ability to enforce and protect our intellectual property rights; our ability to keep pace with technological developments in artificial intelligence (“AI”) and comply with evolving AI regulations; additional risks associated with international operations, including foreign currency fluctuations; the impact on our business resulting from changes in international conditions, including those resulting from the conflict in the Middle East, the war in Ukraine and current and future sanctions imposed by governments or other authorities; the impact of restructuring and other charges on our businesses and operations; cybersecurity incidents or other disruptions to our information systems; our ability to meet sustainability commitments and comply with applicable regulatory requirements, as well as potential reactions by customers to these commitments; the impact of changes in tax policy (including global minimum tax legislation) and heightened scrutiny from various taxing authorities globally; changes to laws and regulations; and other risks and uncertainties. The potential fluctuations in our operating income could cause period-to-period comparisons of operating results not to be meaningful and could provide an unreliable indication of future operating results. A description of the risk factors associated with our business is included under “Risk Factors” in Item 1A. of the 2024 Form 10-K, which is incorporated herein by reference.

Forward-looking statements are subject to risks, estimates and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those listed above or described under “Risk Factors” in Item 1A of the 2024 Form 10-K. Readers should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date hereof, and forward-looking statements in documents attached that are incorporated by reference speak only as of the date of those documents. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.

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

As of March 31, 2025 we had 21,107 employees globally, an increase of 4.0% from March 31, 2024.

Recent Developments

Our Research contract value with the US federal government was approximately $225.0 million at March 31, 2025, as compared to approximately $275.0 million at December 31, 2024. Nearly all of our US federal contracts will come to term during 2025, with about 40% having transacted in the first quarter of 2025, the largest quarter of this calendar year. Slightly less than half of the US federal government contract value that was eligible for renewal in the first quarter of 2025 was retained. In addition to the non-renewals, we received notices of termination-for-convenience from various US government agencies for approximately $30.0 million of contracts in the first quarter of 2025. These contracts are non-refundable, with nearly all scheduled to expire during 2025.

As the current geopolitical environment remains unpredictable, we continue to monitor and evaluate the impact, both direct and indirect, of government actions that could adversely impact our business operations and financial performance.

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

We had total revenues of $1.5 billion during the first quarter of 2025, an increase of 4% compared to the first quarter of 2024. During the first quarter of 2025, revenues for Research, Conferences and Consulting each increased by 4%, compared to the first quarter of 2024. For a more complete discussion of our results by segment, see Segment Results below.

For the first quarter of 2025 and 2024, we had net income of $210.9 million and $210.5 million, respectively, and diluted net income per share of $2.71 and $2.67, respectively. Cash provided by operating activities was $0.3 billion and $0.2 billion during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had $2.1 billion of cash and cash equivalents and approximately $0.7 billion of available borrowing capacity on our revolving credit facility. For a more complete discussion of our cash flows and financial position, see the Liquidity and Capital Resources section below.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For information regarding our critical accounting policies and estimates, please refer to Part II, Item 7, “Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There have been no material changes to the critical accounting policies previously disclosed in that report.

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

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	Increase (Decrease)	Increase (Decrease) %
Total revenues	$1,534,130	$1,472,926	$61,204	4%
Costs and expenses:
Cost of services and product development	475,030	459,441	15,589	3
Selling, general and administrative	730,308	689,833	40,475	6
Depreciation	28,866	26,317	2,549	10
Amortization of intangibles	21,894	22,990	(1,096)	(5)
Acquisition and integration charges	—	460	(460)	(100)
Operating income	278,032	273,885	4,147	2
Interest expense, net	(13,413)	(19,219)	(5,806)	(30)
Other income, net	2,389	4,891	(2,502)	(51)
Less: Provision for income taxes	56,069	49,012	7,057	14
Net income	$210,939	$210,545	$394	—%

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

Total revenues for the three months ended March 31, 2025 were $1.5 billion, an increase of $61.2 million, or 4% compared to the same period in 2024 on a reported basis and 6% excluding the foreign currency impact. Refer to the section of this MD&A below entitled “Segment Results” for a discussion of revenues and results by segment.

Cost of services and product development was $475.0 million during the three months ended March 31, 2025, an increase of $15.6 million compared to the same period in 2024, or 3% on a reported basis and 4% excluding the foreign currency impact. The increase in Cost of services and product development was primarily due to a $19.0 million increase in personnel expenses associated with headcount increases. Cost of services and product development as a percent of revenues was 31% for each of the three months ended March 31, 2025 and 2024.

Selling, general and administrative (“SG&A”) expense was $730.3 million during the three months ended March 31, 2025, an increase of $40.5 million compared to the same period in 2024, or 6% and on a reported basis and 7% excluding the foreign currency impact. The increase in SG&A expense during the three months ended March 31, 2025 was primarily a result of a $40.8 million increase in personnel expenses due to increased headcount. The number of quota-bearing sales associates in Global Technology Sales increased by 3% to 3,707 and in Global Business Sales, increased by 9% to 1,331 compared to March 31, 2024. On a combined basis, the total number of quota-bearing sales associates increased by 4% when compared to March 31, 2024. SG&A expense as a percent of revenues was 48% and 47% during the three months ended March 31, 2025 and 2024, respectively.

Depreciation increased by 10% during the three months ended March 31, 2025, compared to the same periods in 2024. The increase for the three months ended March 31, 2025 was primarily due to increased software additions during the last twelve months.

Amortization of intangibles decreased by 5% during the three months ended March 31, 2025, compared to the same periods in 2024, due to certain intangible assets becoming fully amortized in 2024.

Acquisition and integration charges decreased by $0.5 million during the three months ended March 31, 2025, respectively, compared to the same periods in 2024.

Operating income was $278.0 million and $273.9 million during the three months ended March 31, 2025 and 2024, respectively. The slight increase in operating income for the three months ended March 31, 2025 as compared to the prior year period was primarily due to increased revenues, partially offset by increases in cost of services and product development and selling, general and administrative expenses.

Interest expense, net decreased by $5.8 million during the three months ended March 31, 2025, compared to the same period in 2024. The decrease for the three months ended March 31, 2025 was due to increased interest income, primarily as a result of higher cash balances than the prior year.

Other income, net for the periods presented herein included the net impact of foreign currency gains and losses from our hedging activities. Other income, net for the three months ended March 31, 2025 and 2024 also included gains of $0.2 million and $4.5 million, respectively, on de-designated interest rate swaps.

The provision for income taxes was $56.1 million and $49.0 million for the three months ended March 31, 2025 and 2024, respectively. The effective income tax rate was 21.0% and 18.9% for the three months ended March 31, 2025 and 2024, respectively. The effective income tax rate is higher in the current year primarily due to larger unrecognized tax benefits compared to the same period in the prior year.

Net income for the three months ended March 31, 2025 and 2024 was $210.9 million and $210.5 million, respectively. Our diluted net income per share during the three months ended March 31, 2025 increased by $0.04. The slight increase in net income during the three months ended March 31, 2025 was primarily due to an increase in revenues and lower interest expense, net, partially offset by increases in operating expenses and the provision for income taxes.

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

Reportable Segments

The sections below present the results of the Company’s three reportable business segments: Research, Conferences and Consulting.

Research

	As Of And For The Three Months Ended March 31, 2025	As Of And For The Three Months Ended March 31, 2024	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$1,321,827	$1,268,172	$53,655	4%
Gross contribution (1)	$984,523	$944,570	$39,953	4%
Gross contribution margin	74%	74%	—	—
Business Measurements:
Contract Value (1), (3)	$5,051,000	$4,732,000	$319,000	7%
Global Technology Sales (2):
Contract value (1), (3)	$3,853,000	$3,650,000	$203,000	6%
Client retention	84%	83%	1 point	—
Wallet retention	101%	101%	—	—
Global Business Sales (2):
Contract value (1), (3)	$1,198,000	$1,082,000	$116,000	11%
Client retention	87%	87%	—	—
Wallet retention	105%	107%	(2) points	—

(1)Dollars in thousands.
(2)Global Technology Sales includes sales to users and providers of technology. Global Business Sales includes sales to all other functional leaders.
(3)Contract values are on a foreign currency neutral basis. Contract values as of March 31, 2024 have been calculated using the same foreign currency rates as 2025.

Research revenues increased by $53.7 million during the three months ended March 31, 2025 compared to the same period in 2024, or 4% on a reported basis and 6% excluding the foreign currency impact. The increase in revenues during 2025 was primarily due to Research contract value growth in 2024. The segment gross contribution margin was 74% for both the three months ended March 31, 2025 and 2024.

Contract value increased to $5.1 billion at March 31, 2025, or 7% compared to March 31, 2024 excluding the foreign currency impact. The majority of industry sectors grew high single-digit rates. Growth was led by the energy, manufacturing and healthcare sectors, with public sector lagging in the low single digits. Global Technology Sales (“GTS”) contract value increased by 6% at March 31, 2025 when compared to March 31, 2024. The increase in GTS contract value was primarily due to new business from existing clients. GTS contract value increased by mid single-digit rates or faster for all enterprise sizes except small enterprises and public sector and nearly all industry sectors. Global Business Sales (“GBS”) contract value increased by 11% year-over-year, also primarily driven by new business from existing clients. The majority of our GBS practices achieved double-digit growth rates, with the majority of enterprise sizes and sectors growing double-digits year-over-year as well.

GTS client retention was 84% and 83% as of March 31, 2025 and 2024, respectively while wallet retention was 101% for both periods. GBS client retention was 87% as of both March 31, 2025 and 2024, while wallet retention was 105% and 107%, respectively. The decrease in GBS wallet retention was largely due to lower levels of spending by existing clients compared to the same period in 2024.

Conferences

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$72,597	$70,069	$2,528	4%
Gross contribution (1)	$27,382	$23,255	$4,127	18%
Gross contribution margin	38%	33%	5 points	—
Business Measurements:
Number of destination conferences (2)	10	12	(2)	(17)%
Number of destination conferences attendees (2)	11,911	13,857	(1,946)	(14)%

(1)Dollars in thousands.
(2)Single day, local meetings are excluded.

Conferences revenues increased by $2.5 million during the three months ended March 31, 2025 compared to the same period in 2024, or 4% on a reported basis and 5% excluding the foreign currency impact. The increase in revenues for the three months ended March 31, 2025 was primarily due to increased exhibitor revenue compared to the same period in 2024. We held 10 and 12 in-person destination conferences during the three months ended March 31, 2025 and 2024, respectively. Gross contribution increased to $27.4 million during the three months ended March 31, 2025 compared to $23.3 million in the same period last year. The increase in gross contribution during the three months ended March 31, 2025 was primarily the result of the increase in revenues, as well as a decrease in conference-related expenses as a result of two destination conferences moving from the first quarter to the second quarter in 2025.

Consulting

	As Of And For The Three Months Ended March 31, 2025	As Of And For The Three Months Ended March 31, 2024	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$139,706	$134,685	$5,021	4%
Gross contribution (1)	$53,392	$54,287	$(895)	(2)%
Gross contribution margin	38%	40%	(2) points	—
Business Measurements:
Backlog (1), (2)	$213,500	$183,700	$29,800	16%
Billable headcount	968	948	20	2%
Consultant utilization	64%	66%	(2) points	—

(1)Dollars in thousands.
(2)Backlog is on a foreign currency neutral basis. Backlog as of March 31, 2024 has been calculated using the same foreign currency rates as 2025.

Consulting revenues increased by 4% during the three months ended March 31, 2025 compared to the same period in 2024 on a reported basis and 5% excluding the foreign currency impact, with a decrease in labor-based consulting revenue of 4% and an increase in contract optimization revenue of 36%, each on a reported basis. Contract optimization revenue may vary significantly and, as such, revenues for the first quarter of 2025 may not be indicative of results for the remainder of 2025 or beyond. The segment gross contribution margin was 38% and 40% for the three months ended March 31, 2025 and 2024, respectively. The decrease in gross contribution margin for the three months ended March 31, 2025 was primarily due to an increase in personnel expenses due to higher headcount.

Backlog increased by $29.8 million, or 16%, from March 31, 2024 to March 31, 2025, excluding the foreign currency impact.

LIQUIDITY AND CAPITAL RESOURCES

We finance our operations through cash generated from our operating activities and, to a lesser extent, borrowings. Note 7 — Debt in the Notes to Condensed Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations. At March 31, 2025, we had $2.1 billion of cash and cash equivalents and approximately $0.7 billion of available borrowing capacity on the revolving credit facility under our 2024 Credit Agreement. We believe that the Company has adequate liquidity to meet its currently anticipated needs for both the next twelve months and the foreseeable future.

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

Our cash and cash equivalents are held in numerous locations throughout the world with 41% held outside the U.S. at March 31, 2025. We intend to distribute a portion of the accumulated undistributed earnings of non-U.S. subsidiaries as of March 31, 2025 in conjunction with global restructuring activity and have recorded a modest tax expense for the anticipated impact of such distribution. We continue to assert our intention to reinvest substantially all remaining accumulated undistributed foreign earnings, except in instances where repatriation would result in minimal additional tax..

The table below summarizes the changes in our cash balances for the periods indicated (in thousands).

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	Increase (Decrease)
Cash provided by operating activities	$313,512	$188,836	$124,676
Cash used in investing activities	(25,569)	(24,660)	(909)
Cash used in financing activities	(152,936)	(219,681)	66,745
Net increase (decrease) in cash and cash equivalents and restricted cash	135,007	(55,505)	190,512
Effects of exchange rates on cash and cash equivalents	22,894	(27,693)	50,587
Beginning cash and cash equivalents and restricted cash	1,933,147	1,319,599	613,548
Ending cash and cash equivalents	$2,091,048	$1,236,401	$854,647

Operating

Cash provided by operating activities was $313.5 million and $188.8 million during the three months ended March 31, 2025 and 2024, respectively. The year-over-year increase was primarily due to the improved timing of collections.

Investing

Cash used in investing activities was $25.6 million and $24.7 million during the three months ended March 31, 2025 and 2024, respectively. The increase from 2024 to 2025 was primarily the result of higher leasehold improvements expenditures.

Financing

Cash used in financing activities was $152.9 million and $219.7 million during the three months ended March 31, 2025 and 2024, respectively. We used $162.7 million and $225.1 million of cash for share repurchases during the three months ended

March 31, 2025 and 2024, respectively. In March 2024, the Company borrowed $274.4 million under the 2024 Credit Agreement. The initial borrowing was used to repay the outstanding amounts under the 2020 Credit Agreement.

Debt

As of March 31, 2025, the Company had $2.5 billion of principal amount of debt outstanding. Note 7 — Debt in the Notes to Condensed Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations. From time to time, the Company may seek to retire or repurchase its outstanding debt through various methods including open market repurchases, negotiated block transactions, or otherwise, all or some of which may be effected through Rule 10b5-1 plans. Such transactions, if any, depend on prevailing market conditions, our liquidity and capital requirements, contractual restrictions, and other factors, and may involve material amounts.

OFF BALANCE SHEET ARRANGEMENTS

From January 1, 2025 through March 31, 2025, the Company has not entered into any material off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

As of March 31, 2025, the Company had $2.5 billion in total debt principal outstanding. Note 7 — Debt in the Notes to Condensed Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations.

Approximately $274.4 million of the Company’s total debt outstanding as of March 31, 2025 was based on a floating base rate of interest, which potentially exposes the Company to increases in interest rates. However, we reduce our overall exposure to interest rate increases through our interest rate swap contract, which effectively converts the floating base interest rates on all of our variable rate borrowings to fixed rates.

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

Translation risk arises as our foreign currency assets and liabilities are translated into U.S. dollars because the functional currencies of our foreign operations are generally denominated in the local currency. Adjustments resulting from the translation of these assets and liabilities are deferred and recorded as a component of stockholders’ equity. A measure of the potential impact of foreign currency translation can be determined through a sensitivity analysis of our cash and cash equivalents. At March 31, 2025, we had $2.1 billion of cash and cash equivalents, with a substantial portion denominated in foreign currencies. If the exchange rates of the foreign currencies we hold all changed in comparison to the U.S. dollar by 10%, the amount of cash and cash equivalents we would have reported on March 31, 2025 could have increased or decreased by approximately $79.9 million. The translation of our foreign currency revenues and expenses historically has not had a material impact on our consolidated earnings because movements in and among the major currencies in which we operate tend to impact our revenues and expenses fairly equally. However, our earnings could be impacted during periods of significant exchange rate volatility, or when some or all of the major currencies in which we operate move in the same direction against the U.S. dollar.

Transaction risk arises when we enter into a transaction that is denominated in a currency that may differ from the local functional currency. As these transactions are translated into the local functional currency, a gain or loss may result, which is recorded in current period earnings. We typically enter into foreign currency forward exchange contracts to mitigate the effects of some of this foreign currency transaction risk. Our outstanding foreign currency forward exchange contracts as of March 31, 2025 had an immaterial net unrealized loss.

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

Management conducted an evaluation, as of March 31, 2025, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2025, the Company’s disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

In May 2015, the Company’s Board of Directors (the “Board”) authorized a share repurchase program to repurchase up to $1.2 billion of the Company’s common stock. The Board authorized incremental share repurchases of up to an aggregate additional $4.1 billion of the Company’s common stock from February 2021 to July 2024. The Company may repurchase its common stock from time-to-time in amounts, at prices and in the manner that the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended), accelerated share repurchases, private transactions or other transactions and will be funded by cash on hand and borrowings. Repurchases may also be made from time-to-time in connection with the settlement of the Company’s stock-based compensation awards. The table below summarizes the repurchases of our common stock during the three months ended March 31, 2025.

Period	Total Number of Shares Purchased (#)	Average Price Paid Per Share ($)	Total Number of Shares Purchased Under Announced Programs (#)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2025 to January 31, 2025	163,247	$490.13	163,201	$873,855
February 1, 2025 to February 28, 2025	137,229	528.54	—	873,855
March 1, 2025 to March 31, 2025	269	477.73	—	$873,855
Total for the quarter (1)	300,745	$507.65	163,201

(1)The repurchased shares during the three months ended March 31, 2025 included 137,544 shares purchased for the settlement of stock-based compensation awards and 163,201 shares purchased in the open market. Amounts presented exclude the excise tax accrual.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

No director or Section 16 officer adopted or terminated a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5–1 trading arrangement during the three months ended March 31, 2025.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

3.1(1)	Restated Certificate of Incorporation of the Company.

3.2(2)	By-laws of Gartner, Inc. (as amended and restated through October 31, 2024).

31.1*	Certification of chief executive officer under Rule 13a — 14(a)/15d — 14(a).

31.2*	Certification of chief financial officer under Rule 13a — 14(a)/15d — 14(a).

32*	Certification under 18 U.S.C. 1350.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101).

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

Gartner, Inc.

Date:	May 6, 2025	/s/ Craig W. Safian
Craig W. Safian
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)