Form 10-Q
period 2025-06-30
GARTNER INC
filed 2025-08-05
CIK 749251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 1, 2025, 75,735,795 shares of the registrant’s common shares were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited; in thousands, except share data)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$2,197,536	$1,933,147
Fees receivable, net of allowances of $6,500 and $8,500, respectively	1,263,163	1,696,225
Deferred commissions	337,007	413,914
Prepaid expenses and other current assets	176,253	153,245
Total current assets	3,973,959	4,196,531
Property, equipment and leasehold improvements, net	253,947	242,968
Operating lease right-of-use assets	238,513	257,419
Goodwill	2,937,706	2,930,205
Intangible assets, net	375,935	409,689
Other assets	547,727	497,859
Total Assets	$8,327,787	$8,534,671
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$901,916	$1,206,089
Deferred revenues	2,691,487	2,762,927
Current portion of long-term debt	361	—
Total current liabilities	3,593,764	3,969,016
Long-term debt, net of deferred financing fees	2,461,629	2,459,915
Operating lease liabilities	311,150	339,779
Other liabilities	428,618	406,792
Total Liabilities	6,795,161	7,175,502
Stockholders’ Equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0005 par value, 250,000,000 shares authorized; 163,602,067 shares issued for both periods	82	82
Additional paid-in capital	2,602,976	2,497,130
Accumulated other comprehensive loss, net	(46,615)	(88,333)
Accumulated earnings	6,444,729	5,993,007
Treasury stock, at cost, 86,797,185 and 86,222,214 common shares, respectively	(7,468,546)	(7,042,717)
Total Stockholders’ Equity	1,532,626	1,359,169
Total Liabilities and Stockholders’ Equity	$8,327,787	$8,534,671

See the accompanying notes to Condensed Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues:
Insights	$1,319,453	$1,265,992	$2,641,280	$2,534,164
Conferences	211,407	186,084	284,004	256,153
Consulting	155,594	142,984	295,300	277,669
Total revenues	1,686,454	1,595,060	3,220,584	3,067,986
Costs and expenses:
Cost of services and product development	531,731	513,314	1,006,761	972,755
Selling, general and administrative	776,888	712,071	1,507,196	1,401,904
Depreciation	30,535	27,594	59,401	53,911
Amortization of intangibles	20,204	22,940	42,098	45,930
Acquisition and integration charges	—	358	—	818
Total costs and expenses	1,359,358	1,276,277	2,615,456	2,475,318
Operating income	327,096	318,783	605,128	592,668
Interest expense, net	(11,801)	(19,990)	(25,214)	(39,209)
Other income, net	2,498	504	4,887	5,395
Income before income taxes	317,793	299,297	584,801	558,854
Provision for income taxes	77,010	69,749	133,079	118,761
Net income	$240,783	$229,548	$451,722	$440,093

Net income per share:
Basic	$3.12	$2.95	$5.85	$5.64
Diluted	$3.11	$2.93	$5.82	$5.60
Weighted average shares outstanding:
Basic	77,157	77,816	77,257	78,078
Diluted	77,359	78,288	77,606	78,651

See the accompanying notes to Condensed Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited; in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$240,783	$229,548	$451,722	$440,093
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	17,789	(2,967)	34,835	(12,674)
Interest rate swaps – net change in deferred gain or loss	3,394	3,649	6,784	7,250
Pension plans – net change in deferred actuarial loss	51	51	99	102
Other comprehensive income (loss), net of tax	21,234	733	41,718	(5,322)
Comprehensive income	$262,017	$230,281	$493,440	$434,771

See the accompanying notes to Condensed Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited; in thousands)

Three and Six Months Ended June 30, 2025
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Accumulated Earnings	Treasury Stock	Total
Balance at December 31, 2024	$82	$2,497,130	$(88,333)	$5,993,007	$(7,042,717)	$1,359,169
Net income	—	—	—	210,939	—	210,939
Other comprehensive income	—	—	20,484	—	—	20,484
Issuances under stock plans	—	5,872	—	—	3,894	9,766
Common share repurchases (including excise tax)	—	—	—	—	(152,672)	(152,672)
Stock-based compensation expense	—	50,168	—	—	—	50,168
Balance at March 31, 2025	$82	$2,553,170	$(67,849)	$6,203,946	$(7,191,495)	$1,497,854
Net income	—	—	—	240,783	—	240,783
Other comprehensive income	—	—	21,234	—	—	21,234
Issuances under stock plans	—	6,779	—	—	981	7,760
Common share repurchases (including excise tax)	—	—	—	—	(278,032)	(278,032)
Stock-based compensation expense	—	43,027	—	—	—	43,027
Balance at June 30, 2025	$82	$2,602,976	$(46,615)	$6,444,729	$(7,468,546)	$1,532,626

Three and Six Months Ended June 30, 2024
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Accumulated Earnings	Treasury Stock	Total
Balance at December 31, 2023	$82	$2,320,289	$(76,331)	$4,739,292	$(6,302,698)	$680,634
Net income	—	—	—	210,545	—	210,545
Other comprehensive loss	—	—	(6,055)	—	—	(6,055)
Issuances under stock plans	—	2,712	—	—	5,360	8,072
Common share repurchases (including excise tax)	—	—	—	—	(225,522)	(225,522)
Stock-based compensation expense	—	50,500	—	—	—	50,500
Balance at March 31, 2024	$82	$2,373,501	$(82,386)	$4,949,837	$(6,522,860)	$718,174
Net income	—	—	—	229,548	—	229,548
Other comprehensive income	—	—	733	—	—	733
Issuances under stock plans	—	8,587	—	—	(2,161)	6,426
Common share repurchases (including excise tax)	—	—	—	—	(347,969)	(347,969)
Stock-based compensation expense	—	39,747	—	—	—	39,747
Balance at June 30, 2024	$82	$2,421,835	$(81,653)	$5,179,385	$(6,872,990)	$646,659

See the accompanying notes to Condensed Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Six Months Ended
	June 30,
	2025	2024
Operating activities:
Net income	$451,722	$440,093
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	101,499	99,841
Stock-based compensation expense	93,195	90,247
Deferred taxes	(40,934)	3,091
Loss on impairment of lease related assets	591	527
Reduction in the carrying amount of operating lease right-of-use assets	34,738	32,167
Amortization and write-off of deferred financing fees	2,075	2,548
Gain on de-designated swaps	(446)	(5,038)
Changes in assets and liabilities, net of acquisitions and divestitures:
Fees receivable, net	475,125	172,907
Deferred commissions	86,927	55,063
Prepaid expenses and other current assets	(19,869)	(22,525)
Other assets	(20,651)	(28,533)
Deferred revenues	(154,358)	15,935
Accounts payable and accrued and other liabilities	(312,537)	(297,523)
Cash provided by operating activities	697,077	558,800
Investing activities:
Additions to property, equipment and leasehold improvements	(61,817)	(52,027)
Acquisition of business	—	(2,000)
Cash used in investing activities	(61,817)	(54,027)
Financing activities:
Proceeds from employee stock purchase plan	17,467	14,460
Payments of deferred financing fees	—	(2,972)
Proceeds from revolving credit facility	—	274,400
Payments on long-term debt	—	(274,400)
Purchases of treasury stock	(437,155)	(564,717)
Cash used in financing activities	(419,688)	(553,229)
Net increase (decrease) in cash and cash equivalents and restricted cash	215,572	(48,456)
Effects of exchange rates on cash and cash equivalents	48,817	(35,358)
Cash and cash equivalents and restricted cash, beginning of period	1,933,147	1,319,599
Cash and cash equivalents, end of period	$2,197,536	$1,235,785

See the accompanying notes to Condensed Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 — Business and Basis of Presentation

Business. Gartner, Inc. (NYSE: IT) delivers actionable, objective business and technology insights that drive smarter decisions and stronger performance on an organization’s mission-critical priorities.

Segments. Gartner delivers its products and services globally through three business segments: Business and Technology Insights, Conferences and Consulting. Revenues and other financial information for the Company’s segments are discussed in Note 6 — Segment Information. In the second quarter of 2025, the Company renamed its segment previously referred to as Research to Business and Technology Insights (or “Insights”) to reflect the nature of the value the Company provides to clients. The Company’s expert guidance and tools enable faster, smarter decisions and stronger performance on an organization’s mission-critical priorities.

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

The fiscal year of Gartner is the twelve-month period from January 1 through December 31. In the opinion of management, all normal recurring accruals and adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented herein have been included. The results of operations for the three and six months ended June 30, 2025 may not be indicative of the results of operations for the remainder of 2025 or beyond. When used in these notes, the terms “Gartner,” the “Company,” “we,” “us,” or “our” refer to Gartner, Inc. and its consolidated subsidiaries.

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

Cash and cash equivalents and restricted cash. During the six months ended June 30, 2024, the Company paid $0.6 million of restricted cash for deferred consideration related to a 2022 acquisition.

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

Accounting standards issued but not yet adopted. The FASB has issued accounting standards that have not yet become effective as of June 30, 2025 and may impact the Company’s Consolidated Financial Statements or related disclosures in future periods. The standards and their potential impacts are discussed below.

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

The table below presents changes to the carrying amount of goodwill by segment during the six months ended June 30, 2025 (in thousands).

	Insights	Conferences	Consulting	Total
Balance at December 31, 2024 (1)	$2,650,981	$183,920	$95,304	$2,930,205
Foreign currency translation impact	6,405	105	991	7,501
Balance at June 30, 2025 (1)	$2,657,386	$184,025	$96,295	$2,937,706

(1)The Company does not have any accumulated goodwill impairment losses.

Finite-Lived Intangible Assets

The tables below present reconciliations of the carrying amounts of the Company’s finite-lived intangible assets as of the dates indicated (in thousands).

June 30, 2025	Customer Relationships	Other	Total
Gross cost at December 31, 2024	$1,071,917	$10,200	$1,082,117
Intangible assets fully amortized	(70,120)	—	(70,120)
Foreign currency translation impact	21,750	—	21,750
Gross cost	1,023,547	10,200	1,033,747
Accumulated amortization (1)	(650,044)	(7,768)	(657,812)
Balance at June 30, 2025	$373,503	$2,432	$375,935

December 31, 2024	Customer Relationships	Other	Total
Gross cost	$1,071,917	$10,200	$1,082,117
Accumulated amortization (1)	(665,131)	(7,297)	(672,428)
Balance at December 31, 2024	$406,786	$2,903	$409,689

(1) Finite-lived intangible assets are amortized using the straight-line method over the following periods: Customer relationships—6 to 13 years and Other—11 years.

Amortization expense related to finite-lived intangible assets was $20.2 million and $22.9 million during the three months ended June 30, 2025 and 2024, and $42.1 million and $45.9 million during the six months ended June 30, 2025 and 2024, respectively. The estimated future amortization expense by year for finite-lived intangible assets is presented in the table below (in thousands).

2025 (remaining six months)	$40,182
2026	80,064
2027	79,456
2028	77,984
2029	77,906
2030	20,343
$375,935

Note 3 — Revenue and Related Matters

Disaggregated Revenue — The Company’s disaggregated revenue by reportable segment is presented in the tables below for the periods indicated (in thousands).

By Primary Geographic Market (1)

Three Months Ended June 30, 2025
Primary Geographic Market	Insights	Conferences	Consulting	Total
United States and Canada	$826,358	$138,285	$91,779	$1,056,422
Europe, Middle East and Africa	329,817	55,295	42,796	427,908
Other International	163,278	17,827	21,019	202,124
Total revenues	$1,319,453	$211,407	$155,594	$1,686,454

Three Months Ended June 30, 2024
Primary Geographic Market	Insights	Conferences	Consulting	Total
United States and Canada	$832,719	$131,119	$90,943	$1,054,781
Europe, Middle East and Africa	287,650	46,629	34,681	368,960
Other International	145,623	8,336	17,360	171,319
Total revenues	$1,265,992	$186,084	$142,984	$1,595,060

Six Months Ended June 30, 2025
Primary Geographic Market	Insights	Conferences	Consulting	Total
United States and Canada	$1,673,639	$193,869	$182,743	$2,050,251
Europe, Middle East and Africa	651,517	64,437	75,099	791,053
Other International	316,124	25,698	37,458	379,280
Total revenues	$2,641,280	$284,004	$295,300	$3,220,584

Six Months Ended June 30, 2024
Primary Geographic Market	Insights	Conferences	Consulting	Total
United States and Canada	$1,667,940	$179,209	$169,482	$2,016,631
Europe, Middle East and Africa	575,193	56,957	71,283	703,433
Other International	291,031	19,987	36,904	347,922
Total revenues	$2,534,164	$256,153	$277,669	$3,067,986

(1)Revenue is reported based on where the sale is fulfilled.

The Company’s revenue is generated primarily through direct sales to clients by domestic and international sales forces and a network of independent international sales agents.

By Timing of Revenue Recognition

Three Months Ended June 30, 2025
Timing of Revenue Recognition	Insights	Conferences	Consulting	Total
Transferred over time (1)	$1,260,911	$—	$109,882	$1,370,793
Transferred at a point in time (2)	58,542	211,407	45,712	315,661
Total revenues	$1,319,453	$211,407	$155,594	$1,686,454

Three Months Ended June 30, 2024
Timing of Revenue Recognition	Insights	Conferences	Consulting	Total
Transferred over time (1)	$1,187,626	$—	$106,584	$1,294,210
Transferred at a point in time (2)	78,366	186,084	36,400	300,850
Total revenues	$1,265,992	$186,084	$142,984	$1,595,060

Six Months Ended June 30, 2025
Timing of Revenue Recognition	Insights	Conferences	Consulting	Total
Transferred over time (1)	$2,513,499	$—	$214,034	$2,727,533
Transferred at a point in time (2)	127,781	284,004	81,266	493,051
Total revenues	$2,641,280	$284,004	$295,300	$3,220,584

Six Months Ended June 30, 2024
Timing of Revenue Recognition	Insights	Conferences	Consulting	Total
Transferred over time (1)	$2,369,894	$—	$215,171	$2,585,065
Transferred at a point in time (2)	164,270	256,153	62,498	482,921
Total revenues	$2,534,164	$256,153	$277,669	$3,067,986

(1)Insights revenues in this category are recognized in connection with performance obligations that are satisfied over time using a time-elapsed output method to measure progress. Consulting revenues in this category are recognized over time using costs incurred to date relative to total estimated costs at completion.
(2)The revenues in this category are recognized in connection with performance obligations that are satisfied at the point in time that the contractual deliverables are provided to the customer.

Performance Obligations — For customer contracts that are greater than one year in duration, the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied (or partially unsatisfied) as of June 30, 2025 was approximately $6.1 billion. The Company expects to recognize $2.0 billion, $2.9 billion and $1.2 billion of this revenue (most of which pertains to Insights) during the remainder of 2025, the year ending December 31, 2026 and thereafter, respectively. The Company applies a practical expedient that is permitted under ASC Topic 606 and, accordingly, it does not disclose such performance obligation information for customer contracts that have original durations of one year or less. The Company’s performance obligations for contracts meeting this ASC Topic 606 disclosure exclusion primarily include: (i) stand-ready services under Insights subscription contracts; (ii) holding conferences and meetings where attendees and exhibitors can participate; and (iii) providing customized Consulting solutions for clients under fixed fee and time and materials engagements. The remaining duration of these performance obligations is generally less than one year, which aligns with the period that the parties have enforceable rights and obligations under the affected contracts.

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

	June 30,	December 31,
	2025	2024
Assets:
Fees receivable, gross (1)	$1,269,663	$1,704,725
Contract assets recorded in Prepaid expenses and other current assets (2)	$56,005	$31,056

Contract liabilities:
Deferred revenues (current liability) (3)	$2,691,487	$2,762,927
Non-current deferred revenues recorded in Other liabilities (3)	23,123	27,389
Total contract liabilities	$2,714,610	$2,790,316

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

The Company recognized revenue of $1.2 billion during both the three months ended June 30, 2025 and 2024, and $1.8 billion and $1.7 billion during the six months ended June 30, 2025 and 2024, respectively, that was attributable to deferred revenues that were recorded at the beginning of each such period. Those amounts primarily consisted of Insights revenues that were recognized ratably as control of the goods or services passed to the customer during the reporting periods. During each of the three and six months ended June 30, 2025 and 2024, the Company did not record any material impairments related to its contract assets.

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

The table below sets forth the calculation of basic and diluted income per share for the periods indicated (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Numerator:
Net income used for calculating basic and diluted income per share	$240,783	$229,548	$451,722	$440,093
Denominator:
Weighted average common shares used in the calculation of basic income per share	77,157	77,816	77,257	78,078
Dilutive effect of outstanding awards associated with stock-based compensation plans (1)	202	472	349	573
Shares used in the calculation of diluted income per share	77,359	78,288	77,606	78,651
Basic income per share	$3.12	$2.95	$5.85	$5.64
Diluted income per share	$3.11	$2.93	$5.82	$5.60

(1)Certain outstanding awards associated with stock-based compensation plans were not included in the computation of diluted income per share because the effect would have been anti-dilutive. These anti-dilutive outstanding awards associated with stock-based compensation plans was 0.4 million and 0.3 million for the three and six months ended June 30, 2025, respectively, and approximately 0.1 million for both the three and six months ended June 30, 2024.

Note 5 — Stock-Based Compensation

The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company currently awards stock-settled stock appreciation rights, service-based and performance-based restricted stock units, and common stock equivalents. As of June 30, 2025, the Company had 5.2 million shares of its common stock, par value $0.0005 per share, (the “Common Stock”) available for stock-based compensation awards under the Gartner, Inc. Long-Term Incentive Plan as amended and restated in June 2023 (the “Plan”).

The tables below summarize the Company’s stock-based compensation expense by award type and expense category line item during the periods indicated (in millions).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Award type	2025	2024	2025	2024
Stock appreciation rights	$4.0	$3.0	$7.4	$7.6
Restricted stock units	38.7	36.4	85.3	82.0
Common stock equivalents	0.3	0.3	0.5	0.6
Total (1)	$43.0	$39.7	$93.2	$90.2

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Expense category line item	2025	2024	2025	2024
Cost of services and product development	$16.9	$15.3	$37.5	$34.8
Selling, general and administrative	26.1	24.4	55.7	55.4
Total (1)	$43.0	$39.7	$93.2	$90.2

(1)Includes costs of $19.0 million and $18.4 million during the three months ended June 30, 2025 and 2024, respectively, and $47.0 million and $49.0 million during the six months ended June 30, 2025 and 2024, respectively, for awards to retirement-eligible employees. Those awards are expensed on an accelerated basis.

Note 6 — Segment Information

The Company’s products and services are delivered through three segments – Business and Technology Insights, or “Insights” , Conferences and Consulting, as described below.

•Insights equips executives and their teams from every function and across all industries with actionable, objective business and technology insights, guidance and tools. Our experienced experts deliver all this value informed by an unmatched combination of practitioner-sourced and data-driven research to help our clients address their mission critical priorities.

•Conferences provides executives and teams across an organization the opportunity to learn, share and network. From our Gartner Symposium/Xpo series, to industry-leading conferences focused on specific business roles and topics, to peer-driven sessions, our offerings enable attendees to experience the best of Gartner insights and guidance.

•Consulting serves senior executives leading technology-driven strategic initiatives leveraging the power of Gartner’s actionable, objective insights. Through custom analysis and on-the-ground support we enable optimized technology investments and stronger performance on our clients’ mission critical priorities.

The Company's Chief Executive Officer is its chief operating decision maker (CODM). The CODM evaluates segment performance and allocates resources based on gross contribution. Gross contribution, as presented in the tables below, is defined as operating income or loss excluding certain Cost of services and product development expenses, Selling, general and administrative expenses, Depreciation, Amortization of intangibles, Acquisition and integration charges and Gain from sale of divested operation. Certain bonus and fringe benefit costs included in consolidated Cost of services and product development are not allocated to segment expense. The CODM uses gross contribution to allocate resources (including financial resources and employees) for each segment primarily in the Company's annual budgeting process. The CODM then monitors budgeted versus actual results regularly to assess segment operating performance, identify business trends, and modify resource allocations as needed. The accounting policies used by the reportable segments are the same as those used by the Company. There are no intersegment revenues. The Company does not identify or allocate assets, including capital expenditures, by reportable segment. Accordingly, assets are not reported by segment because the information is not available by segment and is not reviewed in the evaluation of segment performance or in making decisions regarding the allocation of resources.

The tables below present information about the Company’s reportable segments for the periods indicated (in thousands).

Three Months Ended June 30, 2025	Insights	Conferences	Consulting	Consolidated
Revenues	$1,319,453	$211,407	$155,594	$1,686,454
Less:
Personnel expenses	299,525	18,881	86,511	404,917
Product and content delivery expenses	38,298	65,197	4,052	107,547
Other (1)	6,955	5,941	3,476	16,372
Gross contribution	974,675	121,388	61,555	1,157,618
Cost of services and product development - unallocated (2)				2,895
Selling, general and administrative				776,888
Depreciation and amortization				50,739
Interest expenses and other, net				9,303
Income before income taxes				$317,793

Three Months Ended June 30, 2024	Insights	Conferences	Consulting	Consolidated
Revenues	$1,265,992	$186,084	$142,984	$1,595,060
Less:
Personnel expenses	282,155	16,541	82,021	380,717
Product and content delivery expenses	44,057	56,055	4,682	104,794
Other (1)	6,659	5,376	2,562	14,597
Gross contribution	933,121	108,112	53,719	1,094,952
Cost of services and product development - unallocated (2)				13,206
Selling, general and administrative				712,071
Depreciation and amortization				50,534
Acquisition and integration charges				358
Interest expenses and other, net				19,486
Income before income taxes				$299,297

Six Months Ended June 30, 2025	Insights	Conferences	Consulting	Consolidated
Revenues	$2,641,280	$284,004	$295,300	$3,220,584
Less:
Personnel expenses	588,887	36,626	165,603	791,116
Product and content delivery expenses	79,475	89,368	7,314	176,157
Other (1)	13,720	9,240	7,436	30,396
Gross contribution	1,959,198	148,770	114,947	2,222,915
Cost of services and product development - unallocated (2)				9,092
Selling, general and administrative				1,507,196
Depreciation and amortization				101,499
Interest expenses and other, net				20,327
Income before income taxes				$584,801

Six Months Ended June 30, 2024	Insights	Conferences	Consulting	Consolidated
Revenues	$2,534,164	$256,153	$277,669	$3,067,986
Less:
Personnel expenses	556,744	32,224	155,394	744,362
Product and content delivery expenses	87,644	83,848	6,873	178,365
Other (1)	12,086	8,714	7,396	28,196
Gross contribution	1,877,690	131,367	108,006	2,117,063
Cost of services and product development - unallocated (2)				21,832
Selling, general and administrative				1,401,904
Depreciation and amortization				99,841
Acquisition and integration charges				818
Interest expenses and other, net				33,814
Income before income taxes				$558,854

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

Note 7 — Debt

The Company’s total outstanding borrowings are summarized in the table below (in thousands).

	June 30,	December 31,
Description	2025	2024
2024 Credit Agreement - Revolving facility (1), (2)	$274,400	$274,400
4.50% Senior Notes due 2028 (“2028 Notes”)	800,000	800,000
3.625% Senior Notes due 2029 (“2029 Notes”)	600,000	600,000
3.75% Senior Notes due 2030 (“2030 Notes”)	800,000	800,000
Other (3)	5,000	5,000
Principal amount outstanding (4)	2,479,400	2,479,400
Less: deferred financing fees (5)	(17,410)	(19,485)
Net balance sheet carrying amount	$2,461,990	$2,459,915

(1)The contractual annualized interest rate as of June 30, 2025 on the 2024 Credit Agreement was 5.725%, which consisted of Term Secured Overnight Financing Rate (“SOFR”) of 4.375% plus a margin of 1.350%. However, the Company has an interest rate swap contract that effectively converts the floating SOFR on outstanding amounts to a fixed base rate.
(2)The Company had approximately $0.7 billion of available borrowing capacity on the 2024 Credit Agreement revolver (not including the expansion feature) as of June 30, 2025.
(3)Consists of a State of Connecticut economic development loan originated in 2019 with a 10-year maturity and bears interest at a fixed rate of 1.75%. This loan may be repaid at any time by the Company without penalty.
(4)The weighted average annual effective rate on the Company’s outstanding debt for the three and six months ended June 30, 2025, including the effects of its interest rate swaps discussed below, was 4.85% and 4.87%, respectively.
(5)Deferred financing fees are being amortized to Interest expense, net over the term of the related debt obligation.

2024 Credit Agreement

On March 26, 2024, the Company entered into a Credit Agreement (the “2024 Credit Agreement”) among the Company, as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”).

The 2024 Credit Agreement provides for a $1.0 billion senior unsecured five-year revolving facility. The facility may be increased, at the Company’s option and under certain conditions, by up to an additional $750 million in the aggregate. The facility may be used for revolving loans, and up to $75.0 million may be used for letters of credit. The revolving loans may be borrowed, repaid and re-borrowed until March 26, 2029, at which time all amounts borrowed must be repaid, subject to customary extension mechanics. The 2024 Credit Agreement contains certain customary restrictive loan covenants, including, among others, a financial covenant requiring a maximum leverage ratio and covenants limiting the Company’s ability to grant liens, make acquisitions, be acquired and the ability of the Company’s subsidiaries to incur indebtedness. The Company was in compliance with all financial covenants as of June 30, 2025.

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

Interest under the revolving facility accrues, at a variable rate, based on, at our option, (i) the Secured Overnight Funding Rate (“SOFR”) plus a credit spread adjustment of 0.10% or (ii) an alternate base rate (“Base Rate”) plus, in each case, an applicable margin, and is payable monthly. The applicable margin ranges between 1.125% and 1.75%, depending on the lower rate determined by either the Company’s leverage ratio or the credit rating of the Company’s senior unsecured debt. At June 30, 2025, the applicable all-in margin on the revolving facility was 1.35% (including the credit spread adjustment). The commitment fee payable on the unused portion of the facility is equal to between 0.125% and 0.25% based on utilization of the facility. The Company has also agreed to pay customary letter of credit fees.

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

Interest Rate Swap

As of June 30, 2025, the Company had one fixed-for-floating interest rate swap contract with a notional value of $350.0 million that matures in September 2025. Under the contract, the Company pays a base fixed rate of 2.98% and in return receives a floating Term SOFR base rate on 30-day notional borrowings.

Effective June 30, 2020, the Company de-designated all of its interest rate swaps and discontinued hedge accounting. Accordingly, subsequent changes to the fair value of the interest rate swap are recorded in Other income, net. The amounts previously recorded in Accumulated other comprehensive loss are amortized into Interest expense, net over the terms of the hedged forecasted interest payments. As of June 30, 2025, $4.3 million is remaining in Accumulated other comprehensive loss, net. See Note 10 — Derivatives and Hedging for the amounts remaining in Accumulated other comprehensive loss, net of tax effect, at June 30, 2025 and December 31, 2024. See Note 11 — Fair Value Disclosures for a discussion of the fair values of Company’s interest rate swaps.

Note 8 — Equity

Share Repurchase Authorization

In 2015, the Company’s Board of Directors (the “Board”) authorized a share repurchase program to repurchase up to $1.2 billion of the Company’s common stock. The Board authorized incremental share repurchases of up to an aggregate additional $4.1 billion of the Company’s common stock from February 2021 to July 2024. As of June 30, 2025, $0.6 billion remained available under the share repurchase program. The Company may repurchase its common stock from time-to-time in amounts, at prices and in the manner that the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended), accelerated share repurchases, private transactions or other transactions and will be funded by cash on hand and borrowings. Repurchases may also be made from time-to-time in connection with the settlement of the Company’s stock-based compensation awards.

The Company’s share repurchase activity is presented in the table below for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Number of shares repurchased (1)	659,883	778,575	960,628	1,268,309
Cash paid for repurchased shares (in thousands) (2)	$274,483	$339,593	$437,155	$564,717

(1)The average purchase price for repurchased shares was $417.99 and $442.60 for the three months ended June 30, 2025 and 2024, respectively, and $446.06 and $449.19 for the six months ended June 30, 2025 and 2024, respectively. The repurchased shares during the three and six months ended June 30, 2025 and 2024 included purchases for both open market purchases and stock-based compensation award settlements.
(2)The cash paid for repurchased shares during the six months ended June 30, 2025 included $10.0 million of open market purchases with trade dates in December 2024 that settled in January 2025. The cash paid for repurchased shares during the three months ended June 30, 2025 excluded $6.0 million of open market purchases with trade dates in June 2025 that settled in July 2025 and excise tax accrued. The cash paid for repurchased shares during the three months ended June 30, 2024 excluded $5.0 million of open market purchases with trade dates in June 2024 that settled in July 2024 and excise tax accrued.

Accumulated Other Comprehensive Loss, net (“AOCL”)

The tables below provide information about the changes in AOCL by component and the related amounts reclassified out of AOCL to income during the periods indicated (net of tax, in thousands) (1).

Three Months Ended June 30, 2025

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – March 31, 2025	$(6,410)	$(5,166)	$(56,273)	$(67,849)
Other comprehensive income (loss) activity during the period:
Change in AOCL before reclassifications to income	—	—	17,789	17,789
Reclassifications from AOCL to income (2), (3)	3,394	51	—	3,445
Other comprehensive income (loss), net	3,394	51	17,789	21,234
Balance – June 30, 2025	$(3,016)	$(5,115)	$(38,484)	$(46,615)

Three Months Ended June 30, 2024

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – March 31, 2024	$(20,561)	$(5,680)	$(56,145)	$(82,386)
Other comprehensive income (loss) activity during the period:
Change in AOCL before reclassifications to income	—	—	(2,967)	(2,967)
Reclassifications from AOCL to income (2), (3)	3,649	51	—	3,700
Other comprehensive income (loss), net	3,649	51	(2,967)	733
Balance – June 30, 2024	$(16,912)	$(5,629)	$(59,112)	$(81,653)

Six Months Ended June 30, 2025
	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2024	$(9,800)	$(5,214)	$(73,319)	$(88,333)
Other comprehensive income (loss) activity during the period:
Change in AOCL before reclassifications to income	—	—	34,835	34,835
Reclassifications from AOCL to income (2), (3)	6,784	99	—	6,883
Other comprehensive income (loss), net	6,784	99	34,835	41,718
Balance – June 30, 2025	$(3,016)	$(5,115)	$(38,484)	$(46,615)

Six Months Ended June 30, 2024
	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2023	$(24,162)	$(5,731)	$(46,438)	$(76,331)
Other comprehensive income (loss) activity during the period:
Change in AOCL before reclassifications to income	—	—	(12,674)	(12,674)
Reclassifications from AOCL to income (2), (3)	7,250	102	—	7,352
Other comprehensive income (loss), net	7,250	102	(12,674)	(5,322)
Balance – June 30, 2024	$(16,912)	$(5,629)	$(59,112)	$(81,653)

(1)Amounts in parentheses represent debits (deferred losses).
(2)$4.5 million and $4.9 million of the reclassifications related to interest rate swaps (cash flow hedges) were recorded in Interest expense, net, for the three months ended June 30, 2025 and 2024, respectively. $8.9 million and $9.7 million of the reclassifications related to interest rate swaps (cash flow hedges) were recorded in Interest expense, net, for the six months ended June 30, 2025 and 2024, respectively. See Note 7 — Debt and Note 10 — Derivatives and Hedging for information regarding the cash flow hedges.
(3)The reclassifications related to defined benefit pension plans were recorded in Other income, net.

The estimated net amount of the existing losses on the Company’s interest rate swaps that are reported in Accumulated other comprehensive loss, net at June 30, 2025 that is expected to be reclassified into earnings during the remainder of 2025 is $4.3 million.

Note 9 — Income Taxes

The provision for income taxes was $77.0 million and $69.7 million for the three months ended June 30, 2025 and 2024, respectively. The effective income tax rate was 24.2% and 23.3% for the three months ended June 30, 2025 and 2024, respectively. While both periods include benefits related to research and development tax credits, the current year effective income tax rate reflects a lower benefit than the same period in the prior year.

The provision for income taxes was $133.1 million and $118.8 million for the six months ended June 30, 2025 and 2024, respectively. The effective income tax rate was 22.8% and 21.3% for the six months ended June 30, 2025 and 2024, respectively. The increase in the effective income tax rate was primarily due to the same factor that caused the year-over-year quarterly increase.

The Company had gross unrecognized tax benefits of $273.3 million on June 30, 2025 and $257.5 million on December 31, 2024.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing the OBBBA's impact on its consolidated financial statements.

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

June 30, 2025
Derivative Contract Type	Number of Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in AOCL, net of tax
Interest rate swap (1)	1	$350,000	$1,167	Other current assets	$(3,016)
Foreign currency forwards (2)	22	78,467	(177)	Accrued liabilities	—
Total	23	$428,467	$990		$(3,016)

December 31, 2024
Derivative Contract Type	Number of Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in AOCL, net of tax
Interest rate swap (1)	1	$350,000	$3,095	Other current assets	$(9,800)
Foreign currency forwards (2)	119	656,904	(16)	Accrued liabilities	—
Total	120	$1,006,904	$3,079		$(9,800)

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
(2)The Company has foreign exchange transaction risk because it typically enters into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currency. The Company enters into short-term foreign currency forward exchange contracts to mitigate the cash flow risk associated with changes in foreign currency rates on forecasted foreign currency transactions. These contracts are accounted for at fair value with realized and unrealized gains and losses recognized in Other income, net because the Company does not designate these contracts as hedges for accounting purposes. All of the outstanding foreign currency forward exchange contracts at June 30, 2025 matured before July 31, 2025.
(3)See Note 11 — Fair Value Disclosures for the determination of the fair values of these instruments.

At June 30, 2025, all of the Company’s derivative counterparties were investment grade financial institutions. The Company did not have any collateral arrangements with its derivative counterparties and none of the derivative contracts contained credit-risk related contingent features. The table below provides information regarding amounts recognized in the accompanying Condensed Consolidated Statements of Operations for derivative contracts for the periods indicated (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Amount recorded in:	2025	2024	2025	2024
Interest expense, net (1)	$4,471	$4,870	$8,935	$9,676
Other expense (income), net (2)	62	(1,755)	(534)	(6,069)
Total expense, net	$4,533	$3,115	$8,401	$3,607

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

Description	June 30, 2025	December 31, 2024
Assets:
Values based on Level 1 inputs:
Deferred compensation plan assets (1)	$17,171	$18,089
Total Level 1 inputs	17,171	18,089
Values based on Level 2 inputs:
Deferred compensation plan assets (1)	145,071	128,670
Foreign currency forward contracts (2)	44	1,852
Interest rate swap contract (3)	1,167	3,095
Total Level 2 inputs	146,282	133,617
Total Assets	$163,453	$151,706
Liabilities:
Values based on Level 2 inputs:
Deferred compensation plan liabilities (1)	$164,258	$148,564
Foreign currency forward contracts (2)	221	1,868
Total Level 2 inputs	164,479	150,432
Total Liabilities	$164,479	$150,432

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

	Carrying Amount		Fair Value
	June 30,	December 31,	June 30,	December 31,
Description	2025	2024	2025	2024
2028 Notes	$795,922	$795,296	$792,048	$780,544
2029 Notes	596,119	595,669	572,268	558,840
2030 Notes	794,552	794,089	749,712	732,200
Total	$2,186,593	$2,185,054	$2,114,028	$2,071,584

Assets and liabilities measured at fair value on a non-recurring basis

The Company’s certain long-lived assets, including identifiable intangible assets, goodwill, right-of-use assets and other long-lived assets, are measured at fair value on a nonrecurring basis when there are indicators of impairment. The Company recorded an impairment loss of $0.6 million and $0.5 million during the six months ended June 30, 2025 and 2024, respectively, on right-of-use assets and other long-lived assets primarily related to certain office leases that the Company determined will no longer be used. The impairments were derived by comparing the fair value of the impacted assets to the carrying value of those assets as of the impairment measurement date, as required under ASC Topic 360 using Level 3 inputs. See Note 13 — Leases for additional discussion related to these impairment charges.

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

Indemnifications. The Company has various agreements that may obligate it to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations related to matters such as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by the Company under these agreements have not been material. As of June 30, 2025, the Company did not have any material payment obligations under any such indemnification agreements.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Description:	2025	2024	2025	2024
Operating lease cost (1)	$23,296	$25,656	$47,644	$51,559
Lease cost (2)	4,096	5,073	9,781	10,704
Sublease income	(11,123)	(11,807)	(22,509)	(23,689)
Total lease cost, net (3) (4)	$16,269	$18,922	$34,916	$38,574
Cash paid for amounts included in the measurement of operating lease liabilities	$38,380	$38,787	$67,037	$72,836
Cash receipts from sublease arrangements	$10,936	$11,984	$22,080	$23,094
Right-of-use assets obtained in exchange for new operating lease liabilities	$10,048	$3,944	$15,119	$10,735

(1)Included in operating lease cost was $8.4 million and $9.2 million for the three months ended June 30, 2025 and 2024, respectively, and $16.9 million and $18.4 million for the six months ended June 30, 2025 and 2024, respectively, for costs related to subleasing activities.
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

	June 30,	December 31,
Description:	2025	2024
Accounts payable and accrued liabilities	$89,634	$100,312
Operating lease liabilities	311,150	339,779
Total operating lease liabilities included in the Condensed Consolidated Balance Sheets	$400,784	$440,091

In connection the continuing evaluation of its existing real estate portfolio, the Company reviewed certain of its right-of-use assets and related other long-lived assets for impairment under ASC 360. As a result of the evaluation, the Company recognized an impairment loss during the six months ended June 30, 2025 and 2024 of $0.6 million and $0.5 million, respectively, which is included as a component of Selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

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

Note 14 — Subsequent Event

On July 31, 2025, the Company’s Board of Directors authorized incremental share repurchases of up to an additional $700.0 million of Gartner’s common stock. This authorization is in addition to the previously authorized repurchases of up to $5.3 billion, which, as of the end of July 2025, had approximately $350.0 million remaining.

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

We operate in a very competitive and rapidly changing environment that involves numerous known and unknown risks and uncertainties, some of which are beyond our control. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future quarterly and annual revenues, operating income, results of operations and cash flows, as well as any forward-looking statement, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in our forward-looking statements include, among others, the following: our ability to maintain and expand our products and services; our ability to keep pace with technological developments in artificial intelligence (“AI”) and comply with evolving AI regulations; our ability to achieve continued customer renewals and achieve new contract value, backlog and deferred revenue growth in light of competitive pressures; our ability to grow or sustain revenue from individual customers; our ability to expand or retain our customer base; our ability to carry out our strategic initiatives and manage associated costs; the timing of conferences and meetings, in particular our Gartner Symposium/Xpo series that normally occurs during the fourth quarter; our ability to achieve and effectively manage growth, including our ability to integrate our acquisitions and consummate and integrate future acquisitions; our ability to attract and retain a professional staff of analysts and consultants as well as experienced sales personnel upon whom we are dependent, especially in light of labor competition; our ability to successfully compete with existing competitors and potential new competitors; our ability to enforce and protect our intellectual property rights; the impact of cybersecurity incidents or other disruptions to our information systems; our ability to pay our debt obligations; the impact of global economic and geopolitical conditions, including inflation and recession; uncertain effects, both direct and indirect, of changes and volatility in tariffs and trade policies; risks associated with the creditworthiness, budget cuts, priorities and shutdown of governments and agencies; additional risks associated with international operations, including foreign currency fluctuations; the impact on our business resulting from changes in international conditions, including those resulting from the conflict in the Middle East, the war in Ukraine and current and future sanctions imposed by governments or other authorities; the impact of restructuring and other charges on our businesses and operations; our ability to meet sustainability commitments and comply with applicable regulatory requirements, as well as potential reactions by customers to these commitments; the impact of changes in tax policy (including global minimum tax legislation) and heightened scrutiny from various taxing authorities globally; changes to laws and regulations; and other risks and uncertainties. The potential fluctuations in our operating income could cause period-to-period comparisons of operating results not to be meaningful and could provide an unreliable indication of future operating results. A description of the risk factors associated with our business is included under “Risk Factors” in Item 1A. of the 2024 Form 10-K, which is incorporated herein by reference.

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

BUSINESS OVERVIEW

Gartner, Inc. (NYSE: IT) delivers actionable, objective business and technology insights that drive smarter decisions and stronger performance on an organization’s mission-critical priorities.

We deliver our products and services globally through three business segments – Business and Technology Insights, Conferences and Consulting, as described below. In the second quarter of 2025, we renamed our segment previously referred to as Research to Business and Technology Insights (or “Insights”) to reflect the nature of the value we provide to clients. Our expert guidance and tools enable faster, smarter decisions and stronger performance on an organization’s mission-critical priorities.

•Insights equips executives and their teams from every function and across all industries with actionable, objective business and technology insights, guidance and tools. Our experienced experts deliver all this value informed by an unmatched combination of practitioner-sourced and data-driven research to help our clients address their mission critical priorities.

•Conferences provides executives and teams across an organization the opportunity to learn, share and network. From our Gartner Symposium/Xpo series, to industry-leading conferences focused on specific business roles and topics, to peer-driven sessions, our offerings enable attendees to experience the best of Gartner insights and guidance.

•Consulting serves senior executives leading technology-driven strategic initiatives leveraging the power of Gartner’s actionable, objective insights. Through custom analysis and on-the-ground support we enable optimized technology investments and stronger performance on our clients’ mission critical priorities.

As of June 30, 2025 we had 20,994 employees globally, an increase of 2.4% from June 30, 2024.

Recent Developments

Our Insights contract value with the US federal government was approximately $200.0 million at June 30, 2025, as compared to approximately $275.0 million at December 31, 2024. Over 60% of our US federal contracts have transacted in the first half of 2025, and slightly less than half of that contract value was retained. In addition to the non-renewals, we have received notices of termination-for-convenience from various US government agencies for approximately $20.0 million of contracts that are primarily scheduled to expire in the second half of 2025.

As the current geopolitical environment remains unpredictable, we continue to monitor and evaluate the impact, both direct and indirect, of government actions that could adversely impact our business operations and financial performance.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements.

BUSINESS MEASUREMENTS

We believe that the following business measurements are important performance indicators for our business segments:

BUSINESS SEGMENT	BUSINESS MEASUREMENT
Insights
Contract value represents the dollar value attributable to all of our subscription-related contracts. It is calculated as the annualized value of all contracts in effect at a specific point in time, without regard to the duration of the contract. Contract value primarily includes Insights deliverables for which revenue is recognized on a ratable basis, as well as other deliverables (primarily Conferences tickets) for which revenue is recognized when the deliverable is utilized. Comparing contract value year-over-year not only measures the short-term growth of our business, but also signals the long-term health of our Insights subscription business since it measures revenue that is highly likely to recur over a multi-year period. Our contract value consists of Global Technology Sales contract value, which includes sales to users and providers of technology, and Global Business Sales contract value, which includes sales to all other functional leaders.

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

EXECUTIVE SUMMARY OF OPERATIONS AND FINANCIAL POSITION

The fundamentals of our strategy include a focus on creating actionable business and technology insights for executives and their teams, delivering innovative and highly differentiated product offerings, building a strong sales capability, providing world class client service with a focus on client engagement and retention, and continuously improving our operational effectiveness.

We had total revenues of $1.7 billion during the second quarter of 2025, an increase of 6% compared to the second quarter of 2024. During the second quarter of 2025, revenues for Insights increased by 4%, Conferences revenue increased by 14% and Consulting revenue increased by 9%, compared to the second quarter of 2024. For a more complete discussion of our results by segment, see Segment Results below.

For the second quarter of 2025 and 2024, we had net income of $240.8 million and $229.5 million, respectively, and diluted net income per share of $3.11 and $2.93, respectively. Cash provided by operating activities was $0.7 billion and $0.6 billion during the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had $2.2 billion of cash and cash equivalents and approximately $0.7 billion of available borrowing capacity on our revolving credit facility. For a more complete discussion of our cash flows and financial position, see the Liquidity and Capital Resources section below.

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

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Increase (Decrease)	Increase (Decrease) %
Total revenues	$1,686,454	$1,595,060	$91,394	6%
Costs and expenses:
Cost of services and product development	531,731	513,314	18,417	4
Selling, general and administrative	776,888	712,071	64,817	9
Depreciation	30,535	27,594	2,941	11
Amortization of intangibles	20,204	22,940	(2,736)	(12)
Acquisition and integration charges	—	358	(358)	(100)
Operating income	327,096	318,783	8,313	3
Interest expense, net	(11,801)	(19,990)	(8,189)	(41)
Other income, net	2,498	504	1,994	396
Less: Provision for income taxes	77,010	69,749	7,261	10
Net income	$240,783	$229,548	$11,235	5%

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	Increase (Decrease)	Increase (Decrease) %
Total revenues	$3,220,584	$3,067,986	$152,598	5%
Costs and expenses:
Cost of services and product development	1,006,761	972,755	34,006	3
Selling, general and administrative	1,507,196	1,401,904	105,292	8
Depreciation	59,401	53,911	5,490	10
Amortization of intangibles	42,098	45,930	(3,832)	(8)
Acquisition and integration charges	—	818	(818)	(100)
Operating income	605,128	592,668	12,460	2
Interest expense, net	(25,214)	(39,209)	(13,995)	(36)
Other income, net	4,887	5,395	(508)	(9)
Less: Provision for income taxes	133,079	118,761	14,318	12
Net income	$451,722	$440,093	$11,629	3%

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

Total revenues for the three months ended June 30, 2025 were $1.7 billion, an increase of $91.4 million, or 6% compared to the same period in 2024 on a reported basis and 5% excluding the foreign currency impact. Total revenues for the six months ended June 30, 2025 were $3.2 billion, an increase of $0.2 billion, or 5% compared to the same period in 2024 on both a reported basis and excluding the foreign currency impact. Refer to the section of this MD&A below entitled “Segment Results” for a discussion of revenues and results by segment.

Cost of services and product development was $531.7 million during the three months ended June 30, 2025, an increase of $18.4 million compared to the same period in 2024, or 4% on a reported basis and 2% excluding the foreign currency impact. The increase in Cost of services and product development during the three months ended June 30, 2025 was primarily due to a $12.2 million increase in personnel expenses associated with merit increases. Cost of services and product development as a percent of revenues was 32% for each of the three months ended June 30, 2025 and 2024. Cost of services and product development was $1.0 billion during the six months ended June 30, 2025, an increase of $34.0 million compared to the same period in 2024, or 3% on both a reported basis and excluding the foreign currency impact. The increase in Cost of services and product development during the six months ended June 30, 2025 was primarily due to a $31.2 million increase in personnel expenses associated with merit increases. Cost of services and product development as a percent of revenues was 31% and 32% for the six months ended June 30, 2025 and 2024, respectively.

Selling, general and administrative (“SG&A”) expense was $776.9 million during the three months ended June 30, 2025, an increase of $64.8 million compared to the same period in 2024, or 9% and on a reported basis and 8% excluding the foreign currency impact. The increase in SG&A expense during the three months ended June 30, 2025 was primarily a result of a $40.9 million increase in personnel expenses due to increased headcount and merit increases. SG&A expense was $1.5 billion during the six months ended June 30, 2025, an increase of $105.3 million compared to the same period in 2024, or 8% on both reported basis and excluding the foreign currency impact. The increase in SG&A expense during the six months ended June 30, 2025 was primarily a result of an $81.6 million increase in personnel expenses due to increased headcount and merit increases. The number of quota-bearing sales associates in Global Technology Sales increased by 3% to 3,695 and in Global Business Sales, increased by 10% to 1,339 compared to June 30, 2024. On a combined basis, the total number of quota-bearing sales associates increased by 5% when compared to June 30, 2024. SG&A expense as a percent of revenues was 46% and 45% during the three months ended June 30, 2025 and 2024, respectively. SG&A expense as a percent of revenues was 47% and 46% during the six months ended June 30, 2025 and 2024, respectively.

Depreciation increased by 11% and 10% during the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. The increase for the three and six months ended June 30, 2025 was primarily due to increased software additions during the last twelve months.

Amortization of intangibles decreased by 12% and 8% during the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024, due to certain intangible assets becoming fully amortized in 2024.

Acquisition and integration charges decreased by $0.4 million and 0.8 million during the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024.

Operating income was $327.1 million and $318.8 million during the three months ended June 30, 2025 and 2024, respectively. Operating income was $605.1 million and $592.7 million during the six months ended June 30, 2025 and 2024, respectively. The increases in operating income for the three and six months ended June 30, 2025 as compared to the prior year periods were primarily due to increased revenues, partially offset by increases in cost of services and product development and selling, general and administrative expenses.

Interest expense, net decreased by $8.2 million and $14.0 million during the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. The decrease for the three and six months ended June 30, 2025 was due to increased interest income, primarily as a result of higher cash balances than the prior year.

Other income, net for the periods presented herein included the net impact of foreign currency gains and losses from our hedging activities. Other income, net for the three months ended June 30, 2025 and 2024 also included gains of $0.3 million and $0.6 million, respectively, on de-designated interest rate swaps. Other income, net for the six months ended June 30, 2025 and 2024 also included gains of $0.4 million and $5.0 million, respectively, on de-designated interest rate swaps.

The provision for income taxes was $77.0 million and $69.7 million for the three months ended June 30, 2025 and 2024, respectively and $133.1 million and $118.8 million for the six months ended June 30, 2025 and 2024, respectively. The effective income tax rate was 24.2% and 23.3% for the three months ended June 30, 2025 and 2024, respectively and 22.8% and 21.3% for the six months ended June 30, 2025 and 2024, respectively. While all periods include benefits related to research and development tax credits, the current year effective income tax rates reflect a lower benefit than the same periods in the prior year.

Net income for the three months ended June 30, 2025 and 2024 was $240.8 million and $229.5 million, respectively, while net income for the six months ended June 30, 2025 and 2024 was $451.7 million and $440.1 million, respectively. Our diluted net income per share during the three months ended June 30, 2025 increased by $0.18. The increases in net income during the three and six months ended June 30, 2025 were primarily due to an increase in revenues and lower interest expense, net, partially offset by increases in operating expenses and the provision for income taxes.

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

Reportable Segments

The sections below present the results of the Company’s three reportable business segments: Insights (formerly Research), Conferences and Consulting.

Insights

	As Of And For The Three Months Ended June 30, 2025	As Of And For The Three Months Ended June 30, 2024	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Six Months Ended June 30, 2025	As Of And For The Six Months Ended June 30, 2024	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$1,319,453	$1,265,992	$53,461	4%	$2,641,280	$2,534,164	$107,116	4%
Gross contribution (1)	$974,675	$933,121	$41,554	4%	$1,959,198	$1,877,690	$81,508	4%
Gross contribution margin	74%	74%	—	—	74%	74%	—	—
Business Measurements:
Contract Value (1), (3)	$5,034,000	$4,799,000	$235,000	5%
Global Technology Sales (2):
Contract value (1), (3)	$3,822,000	$3,689,000	$133,000	4%
Client retention	84%	83%	1 point	—
Wallet retention	99%	101%	(2) points	—
Global Business Sales (2):
Contract value (1), (3)	$1,212,000	$1,110,000	$102,000	9%
Client retention	87%	87%	—	—
Wallet retention	104%	106%	(2) points	—

(1)Dollars in thousands.
(2)Global Technology Sales includes sales to users and providers of technology. Global Business Sales includes sales to all other functional leaders.
(3)Contract values are on a foreign currency neutral basis. Contract values as of June 30, 2024 have been calculated using the same foreign currency rates as 2025.

Insights revenues increased by $53.5 million during the three months ended June 30, 2025 compared to the same period in 2024, or 4% on a reported basis and 3% excluding the foreign currency impact. For the six months ended June 30, 2025, Insights revenue increased by $107.1 million compared to the same period in 2024 or 4% on a reported basis and 5% excluding the foreign currency impact. The increase in revenues during 2025 was primarily due to Insights contract value growth in 2024. The segment gross contribution margin was 74% for both the three and six months ended June 30, 2025 and 2024.

Contract value increased to $5.0 billion at June 30, 2025, or 5% compared to June 30, 2024 excluding the foreign currency impact. The majority of industry sectors grew mid single-digit rates or faster. Growth was led by the energy, manufacturing and healthcare sectors, with public sector having a low single digit decrease. Global Technology Sales (“GTS”) contract value increased by 4% at June 30, 2025 when compared to June 30, 2024. The increase in GTS contract value was primarily due to new business from existing clients. GTS contract value increased by mid single-digit rates or faster for all commercial enterprise sizes and nearly all industry sectors. Global Business Sales (“GBS”) contract value increased by 9% year-over-year, also primarily driven by new business from existing clients. The majority of our GBS practices achieved double-digit growth rates, with the majority of enterprise sizes and sectors growing high single-digits or faster year-over-year as well.

GTS client retention was 84% and 83% as of June 30, 2025 and 2024, respectively, while wallet retention was 99% and 101% as of June 30, 2025 and 2024, respectively. GBS client retention was 87% as of both June 30, 2025 and 2024, while wallet retention was 104% and 106%, respectively. The decrease in GTS and GBS wallet retention was largely due to lower levels of spending by existing clients compared to the same period in 2024.

Conferences

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Increase (Decrease)	Percentage Increase (Decrease)	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$211,407	$186,084	$25,323	14%	$284,004	$256,153	$27,851	11%
Gross contribution (1)	$121,388	$108,112	$13,276	12%	$148,770	$131,367	$17,403	13%
Gross contribution margin	57%	58%	(1) point	—	52%	51%	1 point	—
Business Measurements:
Number of destination conferences (2)	19	16	3	19%	29	28	1	4%
Number of destination conferences attendees (2)	28,295	26,369	1,926	7%	40,206	40,226	(20)	—%

(1)Dollars in thousands.
(2)Single day, local meetings are excluded.

Conferences revenues increased by $25.3 million during the three months ended June 30, 2025 compared to the same period in 2024, or 14% on a reported basis and 12% excluding the foreign currency impact. The increase in revenues for the three months ended June 30, 2025 was primarily due to increased destination conferences compared to the same period in 2024. We held 19 and 16 destination conferences during the three months ended June 30, 2025 and 2024, respectively, with the increase primarily as a result of three destination conferences moving from the first and third quarters to the second quarter in 2025. Gross contribution increased to $121.4 million during the three months ended June 30, 2025 compared to $108.1 million in the same period last year. The increase in gross contribution during the three ended June 30, 2025 was primarily the result of the increase in revenues, partially offset by an increase in conference-related expenses as a result of holding three additional destination conferences in the second quarter in 2025 compared to the same period in 2024.

For the six months ended June 30, 2025 Conferences revenues increased by $27.9 million compared to the same period in 2024, or 11% on a reported basis and 10% excluding the foreign currency impact. We held 29 and 28 destination conferences during the six months ended June 30, 2025 and 2024, respectively. The increase in revenues for the six months ended June 30, 2025 was primarily due to increased exhibitor revenue compared to the same period in 2024. Gross contribution increased to $148.8 million during the six months ended June 30, 2025 compared to $131.4 million in the same period last year. The increase in gross contribution during the six months ended June 30, 2025 was primarily the result of the increase in revenues, partially offset by an increase in conference-related expenses.

Consulting

	As Of And For The Three Months Ended June 30, 2025	As Of And For The Three Months Ended June 30, 2024	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Six Months Ended June 30, 2025	As Of And For The Six Months Ended June 30, 2024	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$155,594	$142,984	$12,610	9%	$295,300	$277,669	$17,631	6%
Gross contribution (1)	$61,555	$53,719	$7,836	15%	$114,947	$108,006	$6,941	6%
Gross contribution margin	40%	38%	2 points	—	39%	39%	—	—
Business Measurements:
Backlog (1), (2)	$191,100	$195,000	$(3,900)	(2)%
Billable headcount	949	953	(4)	—%
Consultant utilization	65%	67%	(2) points	—	64%	66%	(2) points	—

(1)Dollars in thousands.
(2)Backlog is on a foreign currency neutral basis. Backlog as of June 30, 2024 has been calculated using the same foreign currency rates as 2025.

Consulting revenues increased by 9% during the three months ended June 30, 2025 compared to the same period in 2024 on a reported basis and 6% excluding the foreign currency impact, with an increase in labor-based consulting revenue of 3% and an increase in contract optimization revenue of 26%, each on a reported basis. Contract optimization revenue may vary significantly and, as such, revenues for the second quarter of 2025 may not be indicative of results for the remainder of 2025 or beyond. The segment gross contribution margin was 40% and 38% for the three months ended June 30, 2025 and 2024, respectively. The increase in gross contribution margin for the three months ended June 30, 2025 was primarily due to the increase in revenues.

For the six months ended June 30, 2025, Consulting revenues increased 6% compared to the same period in 2024 on both a reported basis and excluding the foreign currency impact, with a decrease in labor-based consulting revenue of 1% and an increase in contract optimization revenue of 30%, each on a reported basis. The segment gross contribution margin for the six months ended June 30, 2025 was flat compared to the same period in 2024.

Backlog decreased by $3.9 million, or 2%, from June 30, 2024 to June 30, 2025, excluding the foreign currency impact.

LIQUIDITY AND CAPITAL RESOURCES

We finance our operations through cash generated from our operating activities and, to a lesser extent, borrowings. Note 7 — Debt in the Notes to Condensed Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations. At June 30, 2025, we had $2.2 billion of cash and cash equivalents and approximately $0.7 billion of available borrowing capacity on the revolving credit facility under our 2024 Credit Agreement. We believe that the Company has adequate liquidity to meet its currently anticipated needs for both the next twelve months and the foreseeable future.

We have historically generated significant cash flows from our operating activities, benefiting from the favorable working capital dynamics of our subscription-based business model in our Insights segment, which is our largest business segment and historically has constituted a significant portion of our total revenues. The majority of our Insights customer contracts are paid in advance and, combined with a strong customer retention rate and high incremental margins, our subscription-based business model has resulted in continuously strong operating cash flow. Cash flow generation has also benefited from our ongoing efforts to improve the operating efficiencies of our businesses as well as a focus on the optimal management of our working capital as we increase sales.

During the fourth quarter of 2024, we entered into an amended lease agreement to significantly reduce the square footage and reduce future lease payments at one of our leased locations. We made installment payments of $24.0 million during each of the fourth quarter of 2024 and the second quarter of 2025 in consideration for the lease amendment.

Our cash and cash equivalents are held in numerous locations throughout the world with 45% held outside the U.S. at June 30, 2025. We intend to distribute a portion of the accumulated undistributed earnings of non-U.S. subsidiaries in conjunction with global restructuring activity and have recorded a modest tax expense for the anticipated impact of such distribution. We continue to assert our intention to reinvest substantially all remaining accumulated undistributed foreign earnings, except in instances where repatriation would result in minimal additional tax.

The table below summarizes the changes in our cash balances for the periods indicated (in thousands).

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	Increase (Decrease)
Cash provided by operating activities	$697,077	$558,800	$138,277
Cash used in investing activities	(61,817)	(54,027)	(7,790)
Cash used in financing activities	(419,688)	(553,229)	133,541
Net increase (decrease) in cash and cash equivalents and restricted cash	215,572	(48,456)	264,028
Effects of exchange rates on cash and cash equivalents	48,817	(35,358)	84,175
Beginning cash and cash equivalents and restricted cash	1,933,147	1,319,599	613,548
Ending cash and cash equivalents	$2,197,536	$1,235,785	$961,751

Operating

Cash provided by operating activities was $697.1 million and $558.8 million during the six months ended June 30, 2025 and 2024, respectively. The year-over-year increase was primarily due to the improved timing of collections and lower income tax payments.

Investing

Cash used in investing activities was $61.8 million and $54.0 million during the six months ended June 30, 2025 and 2024, respectively. The increase from 2024 to 2025 was primarily the result of higher leasehold improvements expenditures.

Financing

Cash used in financing activities was $419.7 million and $553.2 million during the six months ended June 30, 2025 and 2024, respectively. We used $437.2 million and $564.7 million of cash for share repurchases during the six months ended June 30, 2025 and 2024, respectively. In March 2024, the Company borrowed $274.4 million under the 2024 Credit Agreement. The initial borrowing was used to repay the outstanding amounts under the 2020 Credit Agreement.

Debt

As of June 30, 2025, the Company had $2.5 billion of principal amount of debt outstanding. Note 7 — Debt in the Notes to Condensed Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations. From time to time, the Company may seek to retire or repurchase its outstanding debt through various methods including open market repurchases, negotiated block transactions, or otherwise, all or some of which may be effected through Rule 10b5-1 plans. Such transactions, if any, depend on prevailing market conditions, our liquidity and capital requirements, contractual restrictions, and other factors, and may involve material amounts.

OFF BALANCE SHEET ARRANGEMENTS

From January 1, 2025 through June 30, 2025, the Company has not entered into any material off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

As of June 30, 2025, the Company had $2.5 billion in total debt principal outstanding. Note 7 — Debt in the Notes to Condensed Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations.

Approximately $274.4 million of the Company’s total debt outstanding as of June 30, 2025 was based on a floating base rate of interest, which potentially exposes the Company to increases in interest rates. However, we reduce our overall exposure to interest rate increases through our interest rate swap contract, which effectively converts the floating base interest rates on all of our variable rate borrowings to fixed rates.

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

Translation risk arises as our foreign currency assets and liabilities are translated into U.S. dollars because the functional currencies of our foreign operations are generally denominated in the local currency. Adjustments resulting from the translation of these assets and liabilities are deferred and recorded as a component of stockholders’ equity. A measure of the potential impact of foreign currency translation can be determined through a sensitivity analysis of our cash and cash equivalents. At June 30, 2025, we had $2.2 billion of cash and cash equivalents, with a substantial portion denominated in foreign currencies. If the exchange rates of the foreign currencies we hold all changed in comparison to the U.S. dollar by 10%, the amount of cash and cash equivalents we would have reported on June 30, 2025 could have increased or decreased by approximately $97.9 million. The translation of our foreign currency revenues and expenses historically has not had a material impact on our consolidated earnings because movements in and among the major currencies in which we operate tend to impact our revenues and expenses fairly equally. However, our earnings could be impacted during periods of significant exchange rate volatility, or when some or all of the major currencies in which we operate move in the same direction against the U.S. dollar.

Transaction risk arises when we enter into a transaction that is denominated in a currency that may differ from the local functional currency. As these transactions are translated into the local functional currency, a gain or loss may result, which is recorded in current period earnings. We typically enter into foreign currency forward exchange contracts to mitigate the effects of some of this foreign currency transaction risk. Our outstanding foreign currency forward exchange contracts as of June 30, 2025 had an immaterial net unrealized loss.

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

Management conducted an evaluation, as of June 30, 2025, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2025, the Company’s disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

In May 2015, the Company’s Board of Directors (the “Board”) authorized a share repurchase program to repurchase up to $1.2 billion of the Company’s common stock. The Board authorized incremental share repurchases of up to an aggregate additional $4.1 billion of the Company’s common stock from February 2021 to July 2024. The Company may repurchase its common stock from time-to-time in amounts, at prices and in the manner that the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended), accelerated share repurchases, private transactions or other transactions and will be funded by cash on hand and borrowings. Repurchases may also be made from time-to-time in connection with the settlement of the Company’s stock-based compensation awards. The table below summarizes the repurchases of our common stock during the three months ended June 30, 2025.

Period	Total Number of Shares Purchased (#)	Average Price Paid Per Share ($)	Total Number of Shares Purchased Under Announced Programs (#)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1, 2025 to April 30, 2025	105,982	$389.84	105,748	$832,634
May 1, 2025 to May 31, 2025	225,922	443.11	216,703	736,638
June 1, 2025 to June 30, 2025	327,979	409.78	327,598	$602,395
Total for the quarter (1)	659,883	$417.99	650,049

(1)The repurchased shares during the three months ended June 30, 2025 included 9,834 shares purchased for the settlement of stock-based compensation awards and 650,049 shares purchased in the open market. Amounts presented exclude the excise tax accrual.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

No director or Section 16 officer adopted or terminated a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5–1 trading arrangement during the three months ended June 30, 2025.

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

Gartner, Inc.

Date:	August 5, 2025	/s/ Craig W. Safian
Craig W. Safian
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)