Form 10-Q
period 2025-09-30
GARTNER INC
filed 2025-11-04
CIK 749251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2025, 72,077,145 shares of the registrant’s common shares were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited; in thousands, except share data)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$1,430,730	$1,933,147
Fees receivable, net of allowances of $5,000 and $8,500, respectively	1,120,487	1,696,225
Deferred commissions	301,875	413,914
Prepaid expenses and other current assets	209,671	153,245
Total current assets	3,062,763	4,196,531
Property, equipment and leasehold improvements, net	248,946	242,968
Operating lease right-of-use assets	227,696	257,419
Goodwill	2,789,923	2,930,205
Intangible assets, net	357,033	409,689
Other assets	562,705	497,859
Total Assets	$7,249,066	$8,534,671
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$957,946	$1,206,089
Deferred revenues	2,531,532	2,762,927
Current portion of long-term debt	732	—
Total current liabilities	3,490,210	3,969,016
Long-term debt, net of deferred financing fees	2,462,308	2,459,915
Operating lease liabilities	293,536	339,779
Other liabilities	446,460	406,792
Total Liabilities	6,692,514	7,175,502
Stockholders’ Equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0005 par value, 250,000,000 shares authorized; 163,602,067 shares issued for both periods	82	82
Additional paid-in capital	2,640,460	2,497,130
Accumulated other comprehensive loss, net	(36,245)	(88,333)
Accumulated earnings	6,480,086	5,993,007
Treasury stock, at cost, 90,689,017 and 86,222,214 common shares, respectively	(8,527,831)	(7,042,717)
Total Stockholders’ Equity	556,552	1,359,169
Total Liabilities and Stockholders’ Equity	$7,249,066	$8,534,671

See the accompanying notes to Condensed Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues:
Insights	$1,270,724	$1,209,524	$3,789,798	$3,582,238
Conferences	74,554	75,776	358,558	331,929
Consulting	123,573	127,622	418,873	405,291
Other	55,221	71,384	177,427	232,834
Total revenues	1,524,072	1,484,306	4,744,656	4,552,292
Costs and expenses:
Cost of services and product development	474,218	475,342	1,480,979	1,448,097
Selling, general and administrative	762,557	711,729	2,269,753	2,113,633
Depreciation	30,733	29,082	90,134	82,993
Amortization of intangibles	20,220	22,170	62,318	68,100
Acquisition and integration charges	—	159	—	977
Goodwill impairment	150,000	—	150,000	—
Total costs and expenses	1,437,728	1,238,482	4,053,184	3,713,800
Operating income	86,344	245,824	691,472	838,492
Interest expense, net	(16,279)	(17,961)	(41,493)	(57,170)
Gain on event cancellation insurance claims	—	300,000	—	300,000
Other (expense) income, net	(583)	(991)	4,304	4,404
Income before income taxes	69,482	526,872	654,283	1,085,726
Provision for income taxes	34,125	111,823	167,204	230,584
Net income	$35,357	$415,049	$487,079	$855,142

Net income per share:
Basic	$0.47	$5.36	$6.37	$10.98
Diluted	$0.47	$5.32	$6.35	$10.90
Weighted average shares outstanding:
Basic	74,884	77,484	76,466	77,880
Diluted	74,987	77,968	76,758	78,444

See the accompanying notes to Condensed Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited; in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$35,357	$415,049	$487,079	$855,142
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	7,303	22,398	42,138	9,724
Interest rate swaps – net change in deferred gain or loss	3,016	3,571	9,800	10,821
Pension plans – net change in deferred actuarial loss	51	51	150	153
Other comprehensive income (loss), net of tax	10,370	26,020	52,088	20,698
Comprehensive income	$45,727	$441,069	$539,167	$875,840

See the accompanying notes to Condensed Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited; in thousands)

Three and Nine Months Ended September 30, 2025
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Accumulated Earnings	Treasury Stock	Total
Balance at December 31, 2024	$82	$2,497,130	$(88,333)	$5,993,007	$(7,042,717)	$1,359,169
Net income	—	—	—	210,939	—	210,939
Other comprehensive income	—	—	20,484	—	—	20,484
Issuances under stock plans	—	5,872	—	—	3,894	9,766
Common share repurchases (including excise tax)	—	—	—	—	(152,672)	(152,672)
Stock-based compensation expense	—	50,168	—	—	—	50,168
Balance at March 31, 2025	$82	$2,553,170	$(67,849)	$6,203,946	$(7,191,495)	$1,497,854
Net income	—	—	—	240,783	—	240,783
Other comprehensive income	—	—	21,234	—	—	21,234
Issuances under stock plans	—	6,779	—	—	981	7,760
Common share repurchases (including excise tax)	—	—	—	—	(278,032)	(278,032)
Stock-based compensation expense	—	43,027	—	—	—	43,027
Balance at June 30, 2025	$82	$2,602,976	$(46,615)	$6,444,729	$(7,468,546)	$1,532,626
Net income	—	—	—	35,357	—	35,357
Other comprehensive income	—	—	10,370	—	—	10,370
Issuances under stock plans	—	6,961	—	—	800	7,761
Common share repurchases (including excise tax)	—	—	—	—	(1,060,085)	(1,060,085)
Stock-based compensation expense	—	30,523	—	—	—	30,523
Balance at September 30, 2025	$82	$2,640,460	$(36,245)	$6,480,086	$(8,527,831)	$556,552

Three and Nine Months Ended September 30, 2024
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Accumulated Earnings	Treasury Stock	Total
Balance at December 31, 2023	$82	$2,320,289	$(76,331)	$4,739,292	$(6,302,698)	$680,634
Net income	—	—	—	210,545	—	210,545
Other comprehensive loss	—	—	(6,055)	—	—	(6,055)
Issuances under stock plans	—	2,712	—	—	5,360	8,072
Common share repurchases (including excise tax)	—	—	—	—	(225,522)	(225,522)
Stock-based compensation expense	—	50,500	—	—	—	50,500
Balance at March 31, 2024	$82	$2,373,501	$(82,386)	$4,949,837	$(6,522,860)	$718,174
Net income	—	—	—	229,548	—	229,548
Other comprehensive income	—	—	733	—	—	733
Issuances under stock plans	—	8,587	—	—	(2,161)	6,426
Common share repurchases (including excise tax)	—	—	—	—	(347,969)	(347,969)
Stock-based compensation expense	—	39,747	—	—	—	39,747
Balance at June 30, 2024	$82	$2,421,835	$(81,653)	$5,179,385	$(6,872,990)	$646,659
Net income	—	—	—	415,049	—	415,049
Other comprehensive income	—	—	26,020	—	—	26,020
Issuances under stock plans	—	4,486	—	—	1,869	6,355
Common share repurchases (including excise tax)	—	—	—	—	(63,744)	(63,744)
Stock-based compensation expense	—	34,343	—	—	—	34,343
Balance at September 30, 2024	$82	$2,460,664	$(55,633)	$5,594,434	$(6,934,865)	$1,064,682

See the accompanying notes to Condensed Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Nine Months Ended
	September 30,
	2025	2024
Operating activities:
Net income	$487,079	$855,142
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	152,452	151,093
Stock-based compensation expense	123,718	124,590
Deferred taxes	(43,043)	(5,800)
Goodwill impairment	150,000	—
Loss on impairment of lease related assets	4,702	2,950
Reduction in the carrying amount of operating lease right-of-use assets	49,463	48,431
Amortization and write-off of deferred financing fees	3,125	3,565
Gain on de-designated swaps	(489)	(2,152)
Changes in assets and liabilities, net of acquisitions and divestitures:
Fees receivable, net	627,775	286,634
Deferred commissions	124,367	75,783
Prepaid expenses and other current assets	(51,597)	(46,954)
Other assets	(29,129)	(35,565)
Deferred revenues	(335,057)	(83,961)
Accounts payable and accrued and other liabilities	(267,545)	(224,189)
Cash provided by operating activities	995,821	1,149,567
Investing activities:
Additions to property, equipment and leasehold improvements	(91,310)	(77,796)
Acquisition of business	—	(2,000)
Cash used in investing activities	(91,310)	(79,796)
Financing activities:
Proceeds from employee stock purchase plan	25,203	20,792
Payments of deferred financing fees	—	(2,972)
Proceeds from revolving credit facility	—	274,400
Payments on long-term debt	—	(274,400)
Purchases of treasury stock	(1,492,678)	(633,377)
Cash used in financing activities	(1,467,475)	(615,557)
Net (decrease) increase in cash and cash equivalents and restricted cash	(562,964)	454,214
Effects of exchange rates on cash and cash equivalents	60,547	(5,521)
Cash and cash equivalents and restricted cash, beginning of period	1,933,147	1,319,599
Cash and cash equivalents, end of period	$1,430,730	$1,768,292

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

Segments. Gartner delivers its products and services globally through three reportable segments: Business and Technology Insights (or “Insights”), Conferences and Consulting. Revenues and other financial information for the Company’s segments are discussed in Note 6 — Segment Information. In the second quarter of 2025, the Company renamed its segment previously referred to as Research to Business and Technology Insights to reflect the nature of the value the Company provides to clients. In the third quarter of 2025, the Company changed the structure of its internal organization and concluded that Gartner Digital Markets (or “Digital Markets”) is an operating segment but does not meet the criteria of a reportable segment. Accordingly, Digital Markets results are now included in “Other” where segment information is provided. Digital Markets was previously included in the Company's Insights segment. Prior periods have been recast to conform to current period presentation.

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

The fiscal year of Gartner is the twelve-month period from January 1 through December 31. In the opinion of management, all normal recurring accruals and adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented herein have been included. The results of operations for the three and nine months ended September 30, 2025 may not be indicative of the results of operations for the remainder of 2025 or beyond. When used in these notes, the terms “Gartner,” the “Company,” “we,” “us,” or “our” refer to Gartner, Inc. and its consolidated subsidiaries.

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

Accounting standards issued but not yet adopted. The FASB has issued accounting standards that have not yet become effective as of September 30, 2025 and may impact the Company’s Consolidated Financial Statements or related disclosures in future periods. The standards and their potential impacts are discussed below.

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

Credit Losses— In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326). The amendments in this ASU introduce a practical expedient for all entities related to applying Subtopic 326-20 to current accounts receivable and current contact assets arising from transactions accounted for under Topic 606. In developing reasonable and supportable forecasts as part of estimating expected credit losses, all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments are expected to provide decision-useful information to investors and other financial statement users while reducing the time and effort necessary to analyze and estimate credit losses for current accounts receivable and current contract assets. The amendments will be effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company expects this ASU will not have a material impact to the Company's results of operations, cash flows, or financial condition.

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

The Company’s most recent annual impairment test of goodwill was a quantitative analysis conducted during the quarter ended September 30, 2025 that indicated an impairment of the Company’s Digital Markets reporting unit. During the three months ended September 30, 2025, ongoing weakness in the market as well as changes in the Company’s internal organization structure prompted a revision to the long-term earnings forecast for the Digital Markets business. During the three months ended September 30, 2025, a goodwill impairment loss of $150.0 million was recognized in the Digital Markets reporting unit. The fair value of that reporting unit was estimated using a combination of the expected present value of future cash flows and market approach.

The table below presents changes to the carrying amount of goodwill by segment during the nine months ended September 30, 2025 (in thousands).

	Insights	Conferences	Consulting	Other	Total
Balance at December 31, 2024	$2,453,880	$183,920	$95,304	$197,101	$2,930,205
Impairment loss (1)	—	—	—	(150,000)	(150,000)
Foreign currency translation impact	6,273	135	1,198	2,112	9,718
Balance at September 30, 2025 (1)	$2,460,153	$184,055	$96,502	$49,213	$2,789,923

Accumulated impairment loss (1)	$—	$—	$—	$(150,000)	$(150,000)

(1)The Company recognized an impairment loss of $150.0 million during the three and nine months ended September 30, 2025.

Finite-Lived Intangible Assets

The tables below present reconciliations of the carrying amounts of the Company’s finite-lived intangible assets as of the dates indicated (in thousands).

September 30, 2025	Customer Relationships	Other	Total
Gross cost at December 31, 2024	$1,071,917	$10,200	$1,082,117
Intangible assets fully amortized	(70,120)	—	(70,120)
Foreign currency translation impact	25,393	—	25,393
Gross cost	1,027,190	10,200	1,037,390
Accumulated amortization (1)	(672,354)	(8,003)	(680,357)
Balance at September 30, 2025	$354,836	$2,197	$357,033

December 31, 2024	Customer Relationships	Other	Total
Gross cost	$1,071,917	$10,200	$1,082,117
Accumulated amortization (1)	(665,131)	(7,297)	(672,428)
Balance at December 31, 2024	$406,786	$2,903	$409,689

(1) Finite-lived intangible assets are amortized using the straight-line method over the following periods: Customer relationships—6 to 13 years and Other—11 years.

Amortization expense related to finite-lived intangible assets was $20.2 million and $22.2 million during the three months ended September 30, 2025 and 2024, and $62.3 million and $68.1 million during the nine months ended September 30, 2025 and 2024, respectively. The estimated future amortization expense by year for finite-lived intangible assets is presented in the table below (in thousands).

2025 (remaining three months)	$20,086
2026	80,345
2027	79,736
2028	78,265
2029	78,186
2030	20,415
$357,033

Note 3 — Revenue and Related Matters

Disaggregated Revenue — The Company’s disaggregated revenue by reportable segment is presented in the tables below for the periods indicated (in thousands).

By Primary Geographic Market (1)

Three Months Ended September 30, 2025
Primary Geographic Market	Insights	Conferences	Consulting	Other	Total
United States and Canada	$770,945	$11,433	$78,299	$46,891	$907,568
Europe, Middle East and Africa	340,492	39,356	32,987	5,892	418,727
Other International	159,287	23,765	12,287	2,438	197,777
Total revenues	$1,270,724	$74,554	$123,573	$55,221	$1,524,072

Three Months Ended September 30, 2024
Primary Geographic Market	Insights	Conferences	Consulting	Other	Total
United States and Canada	$777,405	$8,191	$79,448	$58,790	$923,834
Europe, Middle East and Africa	288,649	40,486	30,637	9,267	369,039
Other International	143,470	27,099	17,537	3,327	191,433
Total revenues	$1,209,524	$75,776	$127,622	$71,384	$1,484,306

Nine Months Ended September 30, 2025
Primary Geographic Market	Insights	Conferences	Consulting	Other	Total
United States and Canada	$2,342,406	$205,302	$261,042	$149,069	$2,957,819
Europe, Middle East and Africa	977,139	103,793	108,086	20,762	1,209,780
Other International	470,253	49,463	49,745	7,596	577,057
Total revenues	$3,789,798	$358,558	$418,873	$177,427	$4,744,656

Nine Months Ended September 30, 2024
Primary Geographic Market	Insights	Conferences	Consulting	Other	Total
United States and Canada	$2,313,152	$187,400	$248,930	$190,983	$2,940,465
Europe, Middle East and Africa	841,781	97,443	101,920	31,328	1,072,472
Other International	427,305	47,086	54,441	10,523	539,355
Total revenues	$3,582,238	$331,929	$405,291	$232,834	$4,552,292

(1)Revenue is reported based on where the sale is fulfilled.

The Company’s revenue is generated primarily through direct sales to clients by domestic and international sales forces and a network of independent international sales agents.

By Timing of Revenue Recognition

Three Months Ended September 30, 2025
Timing of Revenue Recognition	Insights	Conferences	Consulting	Other	Total
Transferred over time (1)	$1,268,460	$—	$94,043	$465	$1,362,968
Transferred at a point in time (2)	2,264	74,554	29,530	54,756	161,104
Total revenues	$1,270,724	$74,554	$123,573	$55,221	$1,524,072

Three Months Ended September 30, 2024
Timing of Revenue Recognition	Insights	Conferences	Consulting	Other	Total
Transferred over time (1)	$1,205,568	$—	$101,246	$614	$1,307,428
Transferred at a point in time (2)	3,956	75,776	26,376	70,770	176,878
Total revenues	$1,209,524	$75,776	$127,622	$71,384	$1,484,306

Nine Months Ended September 30, 2025
Timing of Revenue Recognition	Insights	Conferences	Consulting	Other	Total
Transferred over time (1)	$3,781,197	$—	$308,077	$1,227	$4,090,501
Transferred at a point in time (2)	8,601	358,558	110,796	176,200	654,155
Total revenues	$3,789,798	$358,558	$418,873	$177,427	$4,744,656

Nine Months Ended September 30, 2024
Timing of Revenue Recognition	Insights	Conferences	Consulting	Other	Total
Transferred over time (1)	$3,573,963	$—	$316,417	$2,113	$3,892,493
Transferred at a point in time (2)	8,275	331,929	88,874	230,721	659,799
Total revenues	$3,582,238	$331,929	$405,291	$232,834	$4,552,292

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

Performance Obligations — For customer contracts that are greater than one year in duration, the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied (or partially unsatisfied) as of September 30, 2025 was approximately $6.1 billion. The Company expects to recognize $1.1 billion, $3.3 billion and $1.7 billion of this revenue (most of which pertains to Insights) during the remainder of 2025, the year ending December 31, 2026 and thereafter, respectively. The Company applies a practical expedient that is permitted under ASC Topic 606 and, accordingly, it does not disclose such performance obligation information for customer contracts that have original durations of one year or less. The Company’s performance obligations for contracts meeting this ASC Topic 606 disclosure exclusion primarily include: (i) stand-ready services under Insights subscription contracts; (ii) holding conferences and meetings where attendees and exhibitors can participate; and (iii) providing customized Consulting solutions for clients under fixed fee and time and materials engagements. The remaining duration of these performance obligations is generally less than one year, which aligns with the period that the parties have enforceable rights and obligations under the affected contracts.

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

	September 30,	December 31,
	2025	2024
Assets:
Fees receivable, gross (1)	$1,125,487	$1,704,725
Contract assets recorded in Prepaid expenses and other current assets (2)	$57,565	$31,056

Contract liabilities:
Deferred revenues (current liability) (3)	$2,531,532	$2,762,927
Non-current deferred revenues recorded in Other liabilities (3)	22,645	27,389
Total contract liabilities	$2,554,177	$2,790,316

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

The Company recognized revenue of $1.1 billion during both the three months ended September 30, 2025 and 2024, and $2.2 billion and $2.1 billion during the nine months ended September 30, 2025 and 2024, respectively, that was attributable to deferred revenues that were recorded at the beginning of each such period. Those amounts primarily consisted of Insights revenues that were recognized ratably as control of the goods or services passed to the customer during the reporting periods. During each of the three and nine months ended September 30, 2025 and 2024, the Company did not record any material impairments related to its contract assets.

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

The table below sets forth the calculation of basic and diluted income per share for the periods indicated (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Numerator:
Net income used for calculating basic and diluted income per share	$35,357	$415,049	$487,079	$855,142
Denominator:
Weighted average common shares used in the calculation of basic income per share	74,884	77,484	76,466	77,880
Dilutive effect of outstanding awards associated with stock-based compensation plans (1)	103	484	292	564
Shares used in the calculation of diluted income per share	74,987	77,968	76,758	78,444
Basic income per share	$0.47	$5.36	$6.37	$10.98
Diluted income per share	$0.47	$5.32	$6.35	$10.90

(1)Certain outstanding awards associated with stock-based compensation plans were not included in the computation of diluted income per share because the effect would have been anti-dilutive. These anti-dilutive outstanding awards associated with stock-based compensation plans was 0.7 million and 0.3 million for the three and nine months ended

September 30, 2025, respectively, and approximately 0.1 million for both the three and nine months ended September 30, 2024.

Note 5 — Stock-Based Compensation

The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company currently awards stock-settled stock appreciation rights, service-based and performance-based restricted stock units, and common stock equivalents. As of September 30, 2025, the Company had 5.2 million shares of its common stock, par value $0.0005 per share, (the “Common Stock”) available for stock-based compensation awards under the Gartner, Inc. Long-Term Incentive Plan as amended and restated in June 2023 (the “Plan”).

The tables below summarize the Company’s stock-based compensation expense by award type and expense category line item during the periods indicated (in millions).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Award type	2025	2024	2025	2024
Stock appreciation rights	$2.8	$3.0	$10.2	$10.6
Restricted stock units	27.5	31.2	112.8	113.2
Common stock equivalents	0.2	0.2	0.7	0.8
Total (1)	$30.5	$34.4	$123.7	$124.6

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Expense category line item	2025	2024	2025	2024
Cost of services and product development	$11.5	$13.8	$49.0	$48.6
Selling, general and administrative	19.0	20.6	74.7	76.0
Total (1)	$30.5	$34.4	$123.7	$124.6

(1)Includes costs of $11.0 million and $12.9 million during the three months ended September 30, 2025 and 2024, respectively, and $58.0 million and $61.9 million during the nine months ended September 30, 2025 and 2024, respectively, for awards to retirement-eligible employees. Those awards are expensed on an accelerated basis.

Note 6 — Segment Information

The Company’s products and services are delivered through three reportable segments – Business and Technology Insights, or “Insights”, Conferences and Consulting, as described below.

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

The Company's Chief Executive Officer is its chief operating decision maker (CODM). The CODM evaluates segment performance and allocates resources based on gross contribution. Gross contribution, as presented in the tables below, is defined as operating income or loss excluding certain Cost of services and product development expenses, Selling, general and administrative expenses, Depreciation, Amortization of intangibles, Acquisition and integration charges, Goodwill impairment and Gain from sale of divested operation. Certain bonus and fringe benefit costs included in consolidated Cost of services and product development are not allocated to segment expense. The CODM uses gross contribution to allocate resources (including financial resources and employees) for each segment primarily in the Company's annual budgeting process. The CODM then monitors budgeted versus actual results regularly to assess segment operating performance, identify business trends, and modify resource allocations as needed. The accounting policies used by the reportable segments are the same as those used by the Company. There are no intersegment revenues. The Company does not identify or allocate assets, including capital expenditures, by reportable segment. Accordingly, assets are not reported by segment because the information is not available by segment and is not reviewed in the evaluation of segment performance or in making decisions regarding the allocation of resources.

The tables below present information about the Company’s reportable segments for the periods indicated (in thousands).

Three Months Ended September 30, 2025	Insights	Conferences	Consulting	Other (1)	Consolidated
Revenues	$1,270,724	$74,554	$123,573	$55,221	$1,524,072
Less:
Personnel expenses	282,516	18,389	81,040	5,843	387,788
Product and content delivery expenses	8,102	25,533	3,588	28,738	65,961
Other expenses (2)	5,783	3,320	3,723	571	13,397
Gross contribution	974,323	27,312	35,222	20,069	1,056,926
Cost of services and product development - unallocated (3)					7,072
Selling, general and administrative					762,557
Depreciation and amortization					50,953
Goodwill impairment					150,000
Interest expenses and other, net					16,862
Income before income taxes					$69,482

Three Months Ended September 30, 2024	Insights	Conferences	Consulting	Other (1)	Consolidated
Revenues	$1,209,524	$75,776	$127,622	$71,384	$1,484,306
Less:
Personnel expenses	271,718	16,621	78,406	11,682	378,427
Product and content delivery expenses	7,427	25,765	3,971	39,249	76,412
Other expenses (2)	6,607	2,901	3,728	799	14,035
Gross contribution	923,772	30,489	41,517	19,654	1,015,432
Cost of services and product development - unallocated (3)					6,468
Selling, general and administrative					711,729
Depreciation and amortization					51,252
Acquisition and integration charges					159
Interest expenses and other, net					18,952
Gain on event cancellation insurance claims					(300,000)
Income before income taxes					$526,872

Nine Months Ended September 30, 2025	Insights	Conferences	Consulting	Other (1)	Consolidated
Revenues	$3,789,798	$358,558	$418,873	$177,427	$4,744,656
Less:
Personnel expenses	850,941	55,015	246,644	26,305	1,178,905
Product and content delivery expenses	19,429	114,901	10,902	96,886	242,118
Other expenses (2)	18,426	12,560	11,158	1,648	43,792
Gross contribution	2,901,002	176,082	150,169	52,588	3,279,841
Cost of services and product development - unallocated (3)					16,164
Selling, general and administrative					2,269,753
Depreciation and amortization					152,452
Goodwill impairment					150,000
Interest expenses and other, net					37,189
Income before income taxes					$654,283

Nine Months Ended September 30, 2024	Insights	Conferences	Consulting	Other (1)	Consolidated
Revenues	$3,582,238	$331,929	$405,291	$232,834	$4,552,292
Less:
Personnel expenses	804,736	48,844	233,800	35,409	1,122,789
Product and content delivery expenses	17,466	109,614	10,844	116,854	254,778
Other expenses (2)	17,325	11,615	11,124	2,166	42,230
Gross contribution	2,742,711	161,856	149,523	78,405	3,132,495
Cost of services and product development - unallocated (3)					28,300
Selling, general and administrative					2,113,633
Depreciation and amortization					151,093
Acquisition and integration charges					977
Interest expenses and other, net					52,766
Gain on event cancellation insurance claims					(300,000)
Income before income taxes					$1,085,726

(1)Other includes our Digital Markets operating segment.
(2)Other consists primarily of travel and entertainment and workplace expenses.
(3)The unallocated amounts consist of certain bonus and fringe costs recorded in consolidated Cost of services and product development that are not allocated to segment expense. The Company’s policy is to allocate bonuses to segments at 100% of a segment employee’s target bonus. Amounts above or below 100% are absorbed by corporate.

Note 7 — Debt

The Company’s total outstanding borrowings are summarized in the table below (in thousands).

	September 30,	December 31,
Description	2025	2024
2024 Credit Agreement - Revolving facility (1), (2)	$274,400	$274,400
4.50% Senior Notes due 2028 (“2028 Notes”)	800,000	800,000
3.625% Senior Notes due 2029 (“2029 Notes”)	600,000	600,000
3.75% Senior Notes due 2030 (“2030 Notes”)	800,000	800,000
Other (3)	5,000	5,000
Principal amount outstanding (4)	2,479,400	2,479,400
Less: deferred financing fees (5)	(16,360)	(19,485)
Net balance sheet carrying amount	$2,463,040	$2,459,915

(1)The contractual annualized interest rate as of September 30, 2025 on the 2024 Credit Agreement was 5.538%, which consisted of Term Secured Overnight Financing Rate (“SOFR”) of 4.188% plus a margin of 1.350%.
(2)The Company had approximately $0.7 billion of available borrowing capacity on the 2024 Credit Agreement revolver (not including the expansion feature) as of September 30, 2025.
(3)Consists of a State of Connecticut economic development loan originated in 2019 with a 10-year maturity and bears interest at a fixed rate of 1.75%. This loan may be repaid at any time by the Company without penalty.
(4)The weighted average annual effective rate on the Company’s outstanding debt for the three and nine months ended September 30, 2025, including the effects of its interest rate swaps discussed below, was 4.77% and 4.84%, respectively.
(5)Deferred financing fees are being amortized to Interest expense, net over the term of the related debt obligation.

2024 Credit Agreement

On March 26, 2024, the Company entered into a Credit Agreement (the “2024 Credit Agreement”) among the Company, as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”).

The 2024 Credit Agreement provides for a $1.0 billion senior unsecured five-year revolving facility. The facility may be increased, at the Company’s option and under certain conditions, by up to an additional $750 million in the aggregate. The facility may be used for revolving loans, and up to $75.0 million may be used for letters of credit. The revolving loans may be borrowed, repaid and re-borrowed until March 26, 2029, at which time all amounts borrowed must be repaid, subject to customary extension mechanics. The 2024 Credit Agreement contains certain customary restrictive loan covenants, including, among others, a financial covenant requiring a maximum leverage ratio and covenants limiting the Company’s ability to grant liens, make acquisitions, be acquired and the ability of the Company’s subsidiaries to incur indebtedness. The Company was in compliance with all financial covenants as of September 30, 2025.

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

Interest under the revolving facility accrues, at a variable rate, based on, at our option, (i) the Secured Overnight Funding Rate (“SOFR”) plus a credit spread adjustment of 0.10% or (ii) an alternate base rate (“Base Rate”) plus, in each case, an applicable margin, and is payable monthly. The applicable margin ranges between 1.125% and 1.75%, depending on the lower rate determined by either the Company’s leverage ratio or the credit rating of the Company’s senior unsecured debt. At September 30, 2025, the applicable all-in margin on the revolving facility was 1.35% (including the credit spread adjustment). The commitment fee payable on the unused portion of the facility is equal to between 0.125% and 0.25% based on utilization of the facility. The Company has also agreed to pay customary letter of credit fees.

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

Interest Rate Swap

Prior to September 30, 2025, the Company had one fixed-for-floating interest rate swap contract with a notional value of $350.0 million. Under the contract, the Company paid a base fixed rate of 2.98% and in return received a floating Term SOFR base rate on 30-day notional borrowings. The swap contract matured in September 2025.

Note 8 — Equity

Share Repurchase Authorization

In 2015, the Company’s Board of Directors (the “Board”) authorized a share repurchase program to repurchase up to $1.2 billion of the Company’s common stock. The Board authorized incremental share repurchases of up to an aggregate additional $5.8 billion of the Company’s common stock from February 2021 to September 2025, including $1.0 billion authorized in September 2025. As of September 30, 2025, $1.3 billion remained available under the share repurchase program. The Company may repurchase its common stock from time-to-time in amounts, at prices and in the manner that the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended), accelerated share repurchases, private transactions or other transactions and will be funded by cash on hand and borrowings. Repurchases may also be made from time-to-time in connection with the settlement of the Company’s stock-based compensation awards.

The Company’s share repurchase activity is presented in the table below for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Number of shares repurchased (1)	3,955,033	136,319	4,915,661	1,404,628
Cash paid for repurchased shares (in thousands) (2)	$1,055,523	$68,660	$1,492,678	$633,377

(1)The average purchase price for repurchased shares was $265.38 and $466.99 for the three months ended September 30, 2025 and 2024, respectively, and $300.69 and $450.92 for the nine months ended September 30, 2025 and 2024, respectively. The repurchased shares during the three and nine months ended September 30, 2025 and 2024 included purchases for both open market purchases and stock-based compensation award settlements.
(2)The cash paid for repurchased shares during the three and nine months ended September 30, 2025 excluded $0.1 million of open market purchases with trade dates in September 2025 that settled in October 2025 and excise tax accrued. The cash paid for repurchased shares during the nine months ended September 30, 2025 included $10.0 million of open market purchases with trade dates in December 2024 that settled in January 2025. The cash paid for repurchased shares during the three months ended September 30, 2025 included $6.0 million of open market purchases with trade dates in June 2025 that settled in July 2025. The cash paid for repurchased shares during the three months ended September 30, 2024 included $5.0 million of open market purchases with trade dates in June 2024 that settled in July 2024.

Accumulated Other Comprehensive Loss, net (“AOCL”)

The tables below provide information about the changes in AOCL by component and the related amounts reclassified out of AOCL to income during the periods indicated (net of tax, in thousands) (1).

Three Months Ended September 30, 2025

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – June 30, 2025	$(3,016)	$(5,115)	$(38,484)	$(46,615)
Other comprehensive income (loss) activity during the period:
Change in AOCL before reclassifications to income	—	—	7,303	7,303
Reclassifications from AOCL to income (2), (3)	3,016	51	—	3,067
Other comprehensive income (loss), net	3,016	51	7,303	10,370
Balance – September 30, 2025	$—	$(5,064)	$(31,181)	$(36,245)

Three Months Ended September 30, 2024

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – June 30, 2024	$(16,912)	$(5,629)	$(59,112)	$(81,653)
Other comprehensive income (loss) activity during the period:
Change in AOCL before reclassifications to income	—	—	22,398	22,398
Reclassifications from AOCL to income (2), (3)	3,571	51	—	3,622
Other comprehensive income (loss), net	3,571	51	22,398	26,020
Balance – September 30, 2024	$(13,341)	$(5,578)	$(36,714)	$(55,633)

Nine Months Ended September 30, 2025
	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2024	$(9,800)	$(5,214)	$(73,319)	$(88,333)
Other comprehensive income (loss) activity during the period:
Change in AOCL before reclassifications to income	—	—	42,138	42,138
Reclassifications from AOCL to income (2), (3)	9,800	150	—	9,950
Other comprehensive income (loss), net	9,800	150	42,138	52,088
Balance – September 30, 2025	$—	$(5,064)	$(31,181)	$(36,245)

Nine Months Ended September 30, 2024
	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2023	$(24,162)	$(5,731)	$(46,438)	$(76,331)
Other comprehensive income (loss) activity during the period:
Change in AOCL before reclassifications to income	—	—	9,724	9,724
Reclassifications from AOCL to income (2), (3)	10,821	153	—	10,974
Other comprehensive income (loss), net	10,821	153	9,724	20,698
Balance – September 30, 2024	$(13,341)	$(5,578)	$(36,714)	$(55,633)

(1)Amounts in parentheses represent debits (deferred losses).
(2)$4.3 million and $4.8 million of the reclassifications related to interest rate swaps (cash flow hedges) were recorded in Interest expense, net, for the three months ended September 30, 2025 and 2024, respectively. $13.2 million and $14.4 million of the reclassifications related to interest rate swaps (cash flow hedges) were recorded in Interest expense, net, for the nine months ended September 30, 2025 and 2024, respectively. See Note 7 — Debt and Note 10 — Derivatives and Hedging for information regarding the cash flow hedges.
(3)The reclassifications related to defined benefit pension plans were recorded in Other (expense) income, net.

Note 9 — Income Taxes

The provision for income taxes was $34.1 million and $111.8 million for the three months ended September 30, 2025 and 2024, respectively. The effective income tax rate was 49.1% and 21.2% for the three months ended September 30, 2025 and 2024, respectively. The increase in the effective income tax rate in the current period was primarily due to the impact of the goodwill impairment, which is not deductible for tax purposes.

The provision for income taxes was $167.2 million and $230.6 million for the nine months ended September 30, 2025 and 2024, respectively. The effective income tax rate was 25.6% and 21.2% for the nine months ended September 30, 2025 and 2024, respectively. The increase in the effective income tax rate was primarily due to the same factor that caused the year-over-year quarterly increase.

The Company had gross unrecognized tax benefits of $287.2 million on September 30, 2025 and $257.5 million on December 31, 2024.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. OBBBA did not have a material impact on the Company’s consolidated financial results in the current period. The Company is currently assessing and will continue to assess and reflect the impact of OBBBA on its future consolidated financial statements as appropriate.

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

September 30, 2025
Derivative Contract Type	Number of Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item
Foreign currency forwards (1)	28	$83,627	$(253)	Accrued liabilities

December 31, 2024
Derivative Contract Type	Number of Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in AOCL, net of tax
Interest rate swap (2)	1	$350,000	$3,095	Other current assets	$(9,800)
Foreign currency forwards (1)	119	656,904	(16)	Accrued liabilities	—
Total	120	$1,006,904	$3,079		$(9,800)

(1)The Company has foreign exchange transaction risk because it typically enters into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currency. The Company enters into short-term foreign currency forward exchange contracts to mitigate the cash flow risk associated with changes in foreign currency rates on forecasted foreign currency transactions. These contracts are accounted for at fair value with realized and unrealized gains and losses recognized in Other (expense) income, net because the Company does not designate these contracts as hedges for accounting purposes. All of the outstanding foreign currency forward exchange contracts at September 30, 2025 matured before October 31, 2025.
(2)Effective June 30, 2020, the Company de-designated all of its interest rate swaps and discontinued hedge accounting. Accordingly, subsequent changes to fair value of the interest rate swap were recorded in Other (expense) income, net. The amounts previously recorded in Accumulated other comprehensive loss were amortized into Interest expense, net over the terms of the hedged forecasted interest payments. See Note 7 — Debt for additional information regarding the Company’s interest rate swap contract.
(3)See Note 11 — Fair Value Disclosures for the determination of the fair values of these instruments.

At September 30, 2025, all of the Company’s derivative counterparties were investment grade financial institutions. The Company did not have any collateral arrangements with its derivative counterparties and none of the derivative contracts contained credit-risk related contingent features. The table below provides information regarding amounts recognized in the accompanying Condensed Consolidated Statements of Operations for derivative contracts for the periods indicated (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Amount recorded in:	2025	2024	2025	2024
Interest expense, net (1)	$4,270	$4,766	$13,205	$14,442
Other expense (income), net (2)	1,753	721	1,219	(5,348)
Total expense, net	$6,023	$5,487	$14,424	$9,094

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

Description	September 30, 2025	December 31, 2024
Assets:
Values based on Level 1 inputs:
Deferred compensation plan assets (1)	$18,503	$18,089
Total Level 1 inputs	18,503	18,089
Values based on Level 2 inputs:
Deferred compensation plan assets (1)	152,525	128,670
Foreign currency forward contracts (2)	43	1,852
Interest rate swap contract (3)	—	3,095
Total Level 2 inputs	152,568	133,617
Total Assets	$171,071	$151,706
Liabilities:
Values based on Level 2 inputs:
Deferred compensation plan liabilities (1)	$173,994	$148,564
Foreign currency forward contracts (2)	296	1,868
Total Level 2 inputs	174,290	150,432
Total Liabilities	$174,290	$150,432

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
(3)Prior to September 30, 2025, the Company had an interest rate swap contract that hedged the risk of variability from interest payments on its borrowings (see Note 7 — Debt). The fair value of the interest rate swap was based on mark-to-market valuations prepared by a third-party broker. This valuation was based on observable interest rates from recently executed market transactions and other observable market data, which the Company considers to be Level 2 inputs. The Company independently corroborated the reasonableness of the valuations prepared by the third-party broker by using an electronic quotation service.

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

	Carrying Amount		Fair Value
	September 30,	December 31,	September 30,	December 31,
Description	2025	2024	2025	2024
2028 Notes	$796,240	$795,296	$793,520	$780,544
2029 Notes	596,348	595,669	575,040	558,840
2030 Notes	794,787	794,089	755,920	732,200
Total	$2,187,375	$2,185,054	$2,124,480	$2,071,584

Assets and liabilities measured at fair value on a non-recurring basis

The Company’s certain long-lived assets, including identifiable intangible assets, goodwill, right-of-use assets and other long-lived assets, are measured at fair value on a nonrecurring basis when there are indicators of impairment. The Company recorded an impairment loss of $150.0 million during the three and nine months ended September 30, 2025 related to its Digital Markets reporting unit. See Note 2 — Goodwill and Intangible Assets for additional disclosure related to this impairment charge. The impairment was derived by comparing the fair value of the reporting unit to the carrying value of the reporting unit as of the impairment measurement date, as required under ASC Topic 360 using Level 3 inputs. The Company recorded an impairment loss of $4.1 million and $2.4 million during the three months ended September 30, 2025 and 2024, respectively, and $4.7 million and $3.0 million during the nine months ended September 30, 2025 and 2024, respectively, on right-of-use assets and other long-lived assets primarily related to certain office leases that the Company determined will no longer be used. See Note 13 — Leases for additional discussion related to these impairment charges. The impairments were derived by comparing the fair value of the impacted assets to the carrying value of those assets as of the impairment measurement date, as required under ASC Topic 360 using Level 3 inputs.

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

Indemnifications. The Company has various agreements that may obligate it to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations related to matters such as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by the Company under these agreements have not been material. As of September 30, 2025, the Company did not have any material payment obligations under any such indemnification agreements.

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

The Company subleases certain office space that it does not intend to occupy. Such sublease arrangements expire during 2026 and through 2032 and primarily relate to facilities in Arlington, Virginia. Certain of the Company’s sublease agreements: (i) include renewal and termination options; (ii) provide for customary escalations of lease payments in the normal course of business; and (iii) grant the subtenant certain allowances, free rent, Gartner-financed tenant improvements and other incentives.

All of the Company’s leasing and subleasing activity is recognized in Selling, general and administrative expense in the accompanying Condensed Consolidated Statements of Operations. The table below presents the Company’s net lease cost and certain other information related to the Company’s leasing activities as of and for the periods indicated (dollars in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Description:	2025	2024	2025	2024
Operating lease cost (1)	$20,495	$25,446	$68,139	$77,005
Lease cost (2)	4,741	6,785	14,522	17,489
Sublease income	(11,338)	(13,366)	(33,847)	(37,055)
Total lease cost, net (3) (4)	$13,898	$18,865	$48,814	$57,439
Cash paid for amounts included in the measurement of operating lease liabilities	$27,236	$33,925	$94,273	$106,761
Cash receipts from sublease arrangements	$11,362	$11,425	$33,442	$34,519
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,741	$2,426	$20,860	$13,161

(1)Included in operating lease cost was $8.4 million and $9.1 million for the three months ended September 30, 2025 and 2024, respectively, and $25.3 million and $27.5 million for the nine months ended September 30, 2025 and 2024, respectively, for costs related to subleasing activities.
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

	September 30,	December 31,
Description:	2025	2024
Accounts payable and accrued liabilities	$93,465	$100,312
Operating lease liabilities	293,536	339,779
Total operating lease liabilities included in the Condensed Consolidated Balance Sheets	$387,001	$440,091

In connection with the continuing evaluation of its existing real estate portfolio, the Company reviewed certain of its right-of-use assets and related other long-lived assets for impairment under ASC 360. As a result of the evaluation, the Company recognized an impairment loss of $4.1 million and $2.4 million during the three months ended September 30, 2025 and 2024, respectively, and $4.7 million and $3.0 million during the nine months ended September 30, 2025 and 2024, respectively, which is included as a component of Selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

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

We deliver our products and services globally through three reportable segments – Business and Technology Insights, Conferences and Consulting, as described below. In the second quarter of 2025, we renamed our segment previously referred to as Research to Business and Technology Insights (or “Insights”) to reflect the nature of the value we provide to clients. In the third quarter of 2025, we changed the structure of our internal organization and concluded that Gartner Digital Markets ("Digital Markets") was an operating segment but does not meet the criteria of a reportable segment. Accordingly, Digital Markets results are now included in "Other" where segment information is provided. Digital Markets was previously included in our Insights segment. Prior periods have been recast to conform to current period presentation.

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

As of September 30, 2025, we had 20,854 employees globally, a decrease of 0.6% from September 30, 2024.

Recent Developments

Our Insights contract value with the US federal government was approximately $165.0 million at September 30, 2025. Over 85% of our US federal contracts have transacted in the first three quarters of 2025, and slightly less than half of that contract value was retained. In addition to the non-renewals, we have received notices of termination-for-convenience from various US government agencies for approximately $8.0 million of contracts that are primarily scheduled to expire in the fourth quarter of 2025.

As the current geopolitical environment remains unpredictable, we continue to monitor and evaluate the impact, both direct and indirect, of government actions that could adversely impact our business operations and financial performance.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. OBBBA did not have a material impact on our consolidated financial results in the current period. We are currently assessing and will continue to assess and reflect the impact of OBBBA on its future consolidated financial statements as appropriate.

Our most recent annual impairment test of goodwill was a quantitative analysis conducted during the quarter ended September 30, 2025 that indicated an impairment of the Company's Digital Markets reporting unit. During the three months ended September 30, 2025, ongoing weakness in the market as well as changes in our internal organization structure prompted a revision to the long-term earnings forecast for the Digital Markets business. During the three months ended September 30, 2025, a goodwill impairment loss of $150.0 million was recognized in the Digital Markets reporting unit. The fair value of that reporting unit was estimated using a combination of the expected present value of future cash flows and market approach.

BUSINESS MEASUREMENTS

We believe that the following business measurements are important performance indicators for our reportable business segments:

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

We had total revenues of $1.5 billion during the third quarter of 2025, an increase of 3% compared to the third quarter of 2024. During the third quarter of 2025, compared to the third quarter of 2024, revenues for Insights increased by 5%, Conferences revenue decreased by 2%, and Consulting revenue decreased by 3%. For a more complete discussion of our results by segment, see Segment Results below.

For the third quarter of 2025 and 2024, we had net income of $35.4 million and $415.0 million, respectively, and diluted net income per share of $0.47 and $5.32, respectively. The decrease in 2025 is primarily due to the goodwill impairment loss in 2025 and the gain on event cancellation insurance claims in 2024. Cash provided by operating activities was $1.0 billion and $1.1 billion during the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had $1.4 billion of cash and cash equivalents and approximately $0.7 billion of available borrowing capacity on our revolving credit facility. For a more complete discussion of our cash flows and financial position, see the Liquidity and Capital Resources section below.

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

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Increase (Decrease)	Increase (Decrease) %
Revenues:
Insights	$1,270,724	$1,209,524	$61,200	5%
Conferences	74,554	75,776	(1,222)	(2)
Consulting	123,573	127,622	(4,049)	(3)
Other	55,221	71,384	(16,163)	(23)
Total revenues	1,524,072	1,484,306	39,766	3
Costs and expenses:
Cost of services and product development	474,218	475,342	(1,124)	—
Selling, general and administrative	762,557	711,729	50,828	7
Depreciation	30,733	29,082	1,651	6
Amortization of intangibles	20,220	22,170	(1,950)	(9)
Acquisition and integration charges	—	159	(159)	nm
Goodwill impairment	150,000	—	150,000	nm
Operating income	86,344	245,824	(159,480)	(65)
Interest expense, net	(16,279)	(17,961)	(1,682)	(9)
Gain on event cancellation insurance claims	—	300,000	(300,000)	nm
Other (expense) income, net	(583)	(991)	408	(41)
Less: Provision for income taxes	34,125	111,823	(77,698)	(69)
Net income	$35,357	$415,049	$(379,692)	(91)%
nm = not meaningful

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	Increase (Decrease)	Increase (Decrease) %
Revenues:
Insights	$3,789,798	$3,582,238	$207,560	6%
Conferences	358,558	331,929	26,629	8
Consulting	418,873	405,291	13,582	3
Other	177,427	232,834	(55,407)	(24)
Total revenues	4,744,656	4,552,292	192,364	4
Costs and expenses:
Cost of services and product development	1,480,979	1,448,097	32,882	2
Selling, general and administrative	2,269,753	2,113,633	156,120	7
Depreciation	90,134	82,993	7,141	9
Amortization of intangibles	62,318	68,100	(5,782)	(8)
Acquisition and integration charges	—	977	(977)	nm
Goodwill impairment	150,000	—	150,000	nm
Operating income	691,472	838,492	(147,020)	(18)
Interest expense, net	(41,493)	(57,170)	(15,677)	(27)
Gain on event cancellation insurance claims	—	300,000	(300,000)	nm
Other (expense) income, net	4,304	4,404	(100)	(2)
Less: Provision for income taxes	167,204	230,584	(63,380)	(27)
Net income	$487,079	$855,142	$(368,063)	(43)%
nm = not meaningful

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

Total revenues for the three months ended September 30, 2025 were $1.5 billion, an increase of $39.8 million, or 3% compared to the same period in 2024 on a reported basis and 1% excluding the foreign currency impact. Total revenues for the nine months ended September 30, 2025 were $4.7 billion, an increase of $0.2 billion, or 4% compared to the same period in 2024 on both a reported basis and excluding the foreign currency impact. Refer to the section of this MD&A below entitled “Segment Results” for a discussion of revenues and results by reportable segment.

Cost of services and product development was $474.2 million during the three months ended September 30, 2025, a decrease of $1.1 million compared to the same period in 2024, or nearly flat on a reported basis and a decrease of 1% excluding the foreign currency impact. The decrease in Cost of services and product development during the three months ended September 30, 2025 was primarily due to a $10.5 million decrease in product and content delivery expenses, partially offset by $10.0 million increase in personnel expenses associated with merit increases. Cost of services and product development as a percent of revenues was 31% and 32% for the three months ended September 30, 2025 and 2024, respectively. Cost of services and product development was $1.5 billion during the nine months ended September 30, 2025, an increase of $32.9 million compared to the same period in 2024, or 2% on both a reported basis and excluding the foreign currency impact. The increase in Cost of services and product development during the nine months ended September 30, 2025 was primarily due to a $43.6 million increase in personnel expenses associated with merit increases, partially offset by a $12.7 million decrease in product and content delivery expenses. Cost of services and product development as a percent of revenues was 31% and 32% for the nine months ended September 30, 2025 and 2024, respectively.

Selling, general and administrative (“SG&A”) expense was $762.6 million during the three months ended September 30, 2025, an increase of $50.8 million compared to the same period in 2024, or 7% and on a reported basis and 6% excluding the foreign currency impact. The increase in SG&A expense during the three months ended September 30, 2025 was primarily a result of a $33.3 million increase in personnel expenses, due to merit increases and increased headcount, as well as increased severance expenses. SG&A expense was $2.3 billion during the nine months ended September 30, 2025, an increase of $156.1 million compared to the same period in 2024, or 7% on both reported basis and excluding the foreign currency impact. The increase in SG&A expense during the nine months ended September 30, 2025 was primarily a result of an $114.9 million increase in personnel expenses, due to merit increases and increased headcount, as well as increased severance expenses. The number of quota-bearing sales associates in Global Technology Sales increased by 1% to 3,715 and in Global Business Sales, increased by 5% to 1,303 compared to September 30, 2024. On a combined basis, the total number of quota-bearing sales associates increased by 2% when compared to September 30, 2024. SG&A expense as a percent of revenues was 50% and 48% during the three months ended September 30, 2025 and 2024, respectively. SG&A expense as a percent of revenues was 48% and 46% during the nine months ended September 30, 2025 and 2024, respectively.

Depreciation increased by 6% and 9% during the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. The increase for the three and nine months ended September 30, 2025 was primarily due to increased software additions during the last twelve months.

Amortization of intangibles decreased by 9% and 8% during the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024, due to certain intangible assets becoming fully amortized in 2024.

Acquisition and integration charges decreased by $0.2 million and $1.0 million during the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024.

Goodwill impairment of $150.0 million during the three months ended September 30, 2025, reflected a goodwill impairment loss recognized in the Digital Markets reporting unit.

Operating income was $86.3 million and $245.8 million during the three months ended September 30, 2025 and 2024, respectively. Operating income was $691.5 million and $838.5 million during the nine months ended September 30, 2025 and 2024, respectively. The decreases in operating income for the three and nine months ended September 30, 2025 as compared to the prior year periods were primarily due to the goodwill impairment loss of $150.0 million, as well as increases in selling, general and administrative expenses, partially offset by increased revenues.

Interest expense, net decreased by $1.7 million and $15.7 million during the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. The decrease for the three and nine months ended September 30, 2025 was due to increased interest income, primarily as a result of higher average cash balances than the prior year.

Gain on event cancellation insurance claims of $300.0 million during the three and nine months ended September 30, 2024 reflected proceeds from a settlement agreement to resolve litigation concerning the Company's event cancellation insurance for 2020 and 2021. The settlement resolved all remaining 2020 and 2021 event cancellation insurance claims.

Other (expense) income, net for the periods presented herein included the net impact of foreign currency gains and losses from our hedging activities. Other (expense) income, net also included a loss of $2.9 million for the three months ended September 30, 2024 and a gain of $0.5 million and $2.2 million for the nine months ended September 30, 2025 and 2024, respectively, on de-designated interest rate swaps.

The provision for income taxes was $34.1 million and $111.8 million for the three months ended September 30, 2025 and 2024, respectively and $167.2 million and $230.6 million for the nine months ended September 30, 2025 and 2024, respectively. The effective income tax rate was 49.1% and 21.2% for the three months ended September 30, 2025 and 2024, respectively and 25.6% and 21.2% for the nine months ended September 30, 2025 and 2024, respectively. The increase in the effective income tax rate for both the three and nine months ended September 30, 2025 was primarily due to the impact of the goodwill impairment, which is not deductible for tax purposes.

Net income for the three months ended September 30, 2025 and 2024 was $35.4 million and $415.0 million, respectively, while net income for the nine months ended September 30, 2025 and 2024 was $487.1 million and $855.1 million, respectively. Our diluted net income per share during the three months ended September 30, 2025 decreased by $4.85. The decreases in net income during the three and nine months ended September 30, 2025 were primarily due to the gain on event cancellation insurance claims in 2024, the goodwill impairment loss, and increases in operating expenses, partially offset by an increase in revenues and lower interest expense, net.

SEGMENT RESULTS

We evaluate segment performance and allocate resources based on gross contribution margin. Gross contribution is defined as operating income or loss excluding certain Cost of services and product development expenses, SG&A expenses, Depreciation, Amortization of intangibles, Acquisition and integration charges and Goodwill impairment. Gross contribution margin is defined as gross contribution as a percent of revenues.

Reportable Segments

The sections below present the results of the Company’s three reportable business segments: Insights, Conferences and Consulting.

Insights

	As Of And For The Three Months Ended September 30, 2025	As Of And For The Three Months Ended September 30, 2024	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Nine Months Ended September 30, 2025	As Of And For The Nine Months Ended September 30, 2024	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$1,270,724	$1,209,524	$61,200	5%	$3,789,798	$3,582,238	$207,560	6%
Gross contribution (1)	$974,323	$923,772	$50,551	5%	$2,901,002	$2,742,711	$158,291	6%
Gross contribution margin	77%	76%	1 point	—	77%	77%	—	—
Business Measurements:
Contract Value (1), (3)	$5,047,000	$4,901,000	$146,000	3%
Global Technology Sales (2):
Contract value (1), (3)	$3,818,000	$3,754,000	$64,000	2%
Client retention	84%	83%	1 point	—
Wallet retention	98%	101%	(3) points	—
Global Business Sales (2):
Contract value (1), (3)	$1,229,000	$1,147,000	$82,000	7%
Client retention	87%	87%	—	—
Wallet retention	102%	106%	(4) points	—

(1)Dollars in thousands.
(2)Global Technology Sales includes sales to users and providers of technology. Global Business Sales includes sales to all other functional leaders.
(3)Contract values are on a foreign currency neutral basis. Contract values as of September 30, 2024 have been calculated using the same foreign currency rates as 2025.

Insights revenues increased by $61.2 million during the three months ended September 30, 2025 compared to the same period in 2024, or 5% on a reported basis and 4% excluding the foreign currency impact. For the nine months ended September 30, 2025, Insights revenue increased by $207.6 million compared to the same period in 2024 or 6% on both a reported basis and excluding the foreign currency impact. The increase in revenues during 2025 was primarily due to Insights contract value growth in 2024. The segment gross contribution margin was 77% for both the three and nine months ended September 30, 2025 and 76% and 77% for the three and nine months ended September 30, 2024, respectively.

Contract value increased to $5.0 billion at September 30, 2025, or 3% compared to September 30, 2024 excluding the foreign currency impact. The majority of industry sectors grew mid single-digit rates or faster. Growth was led by the energy, transportation and banking sectors, partially offset by a high single digit decrease in public sector, primarily related to the US federal government. Global Technology Sales (“GTS”) contract value increased by 2% at September 30, 2025 when compared to September 30, 2024. The increase in GTS contract value was primarily due to new business from existing clients. GTS contract value increased by mid single-digit rates or faster for all commercial enterprise sizes and nearly all industry sectors. Global Business Sales (“GBS”) contract value increased by 7% year-over-year, also primarily driven by new business from existing clients. The majority of our GBS practices, enterprise sizes and sectors grew high single-digits or faster year-over-year. Both GTS and GBS contract value growth were affected by decreases in contract value with the US federal government.

GTS client retention was 84% and 83% as of September 30, 2025 and 2024, respectively, while wallet retention was 98% and 101% as of September 30, 2025 and 2024, respectively. GBS client retention was 87% as of both September 30, 2025 and 2024, while wallet retention was 102% and 106%, respectively. The decrease in GTS and GBS wallet retention was largely due to lower levels of spending by existing clients compared to the same period in 2024.

Conferences

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Increase (Decrease)	Percentage Increase (Decrease)	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$74,554	$75,776	$(1,222)	(2)%	$358,558	$331,929	$26,629	8%
Gross contribution (1)	$27,312	$30,489	$(3,177)	(10)%	$176,082	$161,856	$14,226	9%
Gross contribution margin	37%	40%	(3) points	—	49%	49%	—	—
Business Measurements:
Number of destination conferences (2)	10	10	—	—%	39	38	1	3%
Number of destination conferences attendees (2)	11,454	12,208	(754)	(6)%	51,660	52,434	(774)	(1)%

(1)Dollars in thousands.
(2)Single day, local meetings are excluded.

Conferences revenues decreased by $1.2 million during the three months ended September 30, 2025 compared to the same period in 2024, or 2% on a reported basis and 4% excluding the foreign currency impact. The decrease in revenues for the three months ended September 30, 2025 was primarily due to lower attendee revenue, as a result of two existing conferences being moved out and two new conferences being launched in the third quarter. We held 10 destination conferences during both the three months ended September 30, 2025 and 2024. Gross contribution decreased to $27.3 million during the three months ended September 30, 2025 compared to $30.5 million in the same period last year. The decrease in gross contribution during the three months ended September 30, 2025 was primarily the result of the decrease in revenues as well an increase in conference-related expenses as a result of higher headcount.

For the nine months ended September 30, 2025 Conferences revenues increased by $26.6 million compared to the same period in 2024, or 8% on a reported basis and 7% excluding the foreign currency impact. We held 39 and 38 destination conferences during the nine months ended September 30, 2025 and 2024, respectively. The increase in revenues for the nine months ended September 30, 2025 was primarily due to increased exhibitor revenue compared to the same period in 2024. Gross contribution increased to $176.1 million during the nine months ended September 30, 2025 compared to $161.9 million in the same period last year. The increase in gross contribution during the nine months ended September 30, 2025 was primarily the result of the increase in revenues, partially offset by an increase in conference-related expenses.

Consulting

	As Of And For The Three Months Ended September 30, 2025	As Of And For The Three Months Ended September 30, 2024	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Nine Months Ended September 30, 2025	As Of And For The Nine Months Ended September 30, 2024	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$123,573	$127,622	$(4,049)	(3)%	$418,873	$405,291	$13,582	3%
Gross contribution (1)	$35,222	$41,517	$(6,295)	(15)%	$150,169	$149,523	$646	—%
Gross contribution margin	29%	33%	(4) points	—	36%	37%	(1) point	—
Business Measurements:
Backlog (1), (2)	$194,900	$213,800	$(18,900)	(9)%
Billable headcount	924	960	(36)	(4)%
Consultant utilization	60%	65%	(5) points	—	63%	66%	(3) points	—

(1)Dollars in thousands.
(2)Backlog is on a foreign currency neutral basis. Backlog as of September 30, 2024 has been calculated using the same foreign currency rates as 2025.

Consulting revenues decreased by 3% during the three months ended September 30, 2025 compared to the same period in 2024 on a reported basis and 5% excluding the foreign currency impact, with a decrease in labor-based consulting revenue of 7% and an increase in contract optimization revenue of 12%, each on a reported basis. Contract optimization revenue may vary significantly and, as such, revenues for the third quarter of 2025 may not be indicative of results for the remainder of 2025 or beyond. The segment gross contribution margin was 29% and 33% for the three months ended September 30, 2025 and 2024, respectively. The decrease in gross contribution margin for the three months ended September 30, 2025 was primarily due to the decrease in revenues.

For the nine months ended September 30, 2025, Consulting revenues increased 3% compared to the same period in 2024 on both a reported basis and excluding the foreign currency impact, with a decrease in labor-based consulting revenue of 3% and an increase in contract optimization revenue of 25%, each on a reported basis. The segment gross contribution margin was 36% and 37% for the nine months ended September 30, 2025 and 2024, respectively.

Backlog decreased by $18.9 million, or 9%, from September 30, 2024 to September 30, 2025, excluding the foreign currency impact.

LIQUIDITY AND CAPITAL RESOURCES

We finance our operations through cash generated from our operating activities and, to a lesser extent, borrowings. Note 7 — Debt in the Notes to Condensed Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations. At September 30, 2025, we had $1.4 billion of cash and cash equivalents and approximately $0.7 billion of available borrowing capacity on the revolving credit facility under our 2024 Credit Agreement. We believe that the Company has adequate liquidity to meet its currently anticipated needs for both the next twelve months and the foreseeable future.

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

Our cash and cash equivalents are held in numerous locations throughout the world with 69% held outside the U.S. at September 30, 2025. We intend to distribute a portion of the accumulated undistributed earnings of non-U.S. subsidiaries in conjunction with global restructuring activity and have recorded a modest tax expense for the anticipated impact of such distribution. We continue to assert our intention to reinvest substantially all remaining accumulated undistributed foreign earnings, except in instances where repatriation would result in minimal additional tax.

The table below summarizes the changes in our cash balances for the periods indicated (in thousands).

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	Increase (Decrease)
Cash provided by operating activities	$995,821	$1,149,567	$(153,746)
Cash used in investing activities	(91,310)	(79,796)	(11,514)
Cash used in financing activities	(1,467,475)	(615,557)	(851,918)
Net (decrease) increase in cash and cash equivalents and restricted cash	(562,964)	454,214	(1,017,178)
Effects of exchange rates on cash and cash equivalents	60,547	(5,521)	66,068
Beginning cash and cash equivalents and restricted cash	1,933,147	1,319,599	613,548
Ending cash and cash equivalents	$1,430,730	$1,768,292	$(337,562)

Operating

Cash provided by operating activities was $1.0 billion and $1.1 billion during the nine months ended September 30, 2025 and 2024, respectively. The year-over-year decrease was primarily due to $300.0 million of insurance proceeds received during 2024 partially offset by the improved timing of collections and lower income tax payments.

Investing

Cash used in investing activities was $91.3 million and $79.8 million during the nine months ended September 30, 2025 and 2024, respectively. The increase from 2024 to 2025 was primarily the result of higher leasehold improvements expenditures.

Financing

Cash used in financing activities was $1.5 billion and $615.6 million during the nine months ended September 30, 2025 and 2024, respectively. We used $1.5 billion and $633.4 million of cash for share repurchases during the nine months ended

September 30, 2025 and 2024, respectively. In March 2024, the Company borrowed $274.4 million under the 2024 Credit Agreement. The initial borrowing was used to repay the outstanding amounts under the 2020 Credit Agreement.

Debt

As of September 30, 2025, the Company had $2.5 billion of principal amount of debt outstanding. Note 7 — Debt in the Notes to Condensed Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations. From time to time, the Company may seek to retire or repurchase its outstanding debt through various methods including open market repurchases, negotiated block transactions, or otherwise, all or some of which may be effected through Rule 10b5-1 plans. Such transactions, if any, depend on prevailing market conditions, our liquidity and capital requirements, contractual restrictions, and other factors, and may involve material amounts.

OFF BALANCE SHEET ARRANGEMENTS

From January 1, 2025 through September 30, 2025, the Company has not entered into any material off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

As of September 30, 2025, the Company had $2.5 billion in total debt principal outstanding. Note 7 — Debt in the Notes to Condensed Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations.

Approximately $274.4 million of the Company’s total debt outstanding as of September 30, 2025 was based on a floating base rate of interest, which potentially exposes the Company to increases in interest rates. A one hundred basis point change in interest rates would increase or decrease the Company's interest expense on its outstanding debt by approximately $2.7 million annually.

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

Translation risk arises as our foreign currency assets and liabilities are translated into U.S. dollars because the functional currencies of our foreign operations are generally denominated in the local currency. Adjustments resulting from the translation of these assets and liabilities are deferred and recorded as a component of stockholders’ equity. A measure of the potential impact of foreign currency translation can be determined through a sensitivity analysis of our cash and cash equivalents. At September 30, 2025, we had $1.4 billion of cash and cash equivalents, with a substantial portion denominated in foreign currencies. If the exchange rates of the foreign currencies we hold all changed in comparison to the U.S. dollar by 10%, the amount of cash and cash equivalents we would have reported on September 30, 2025 could have increased or decreased by approximately $112.8 million. The translation of our foreign currency revenues and expenses historically has not had a material impact on our consolidated earnings because movements in and among the major currencies in which we operate tend to impact our revenues and expenses fairly equally. However, our earnings could be impacted during periods of significant exchange rate volatility, or when some or all of the major currencies in which we operate move in the same direction against the U.S. dollar.

Transaction risk arises when we enter into a transaction that is denominated in a currency that may differ from the local functional currency. As these transactions are translated into the local functional currency, a gain or loss may result, which is recorded in current period earnings. We typically enter into foreign currency forward exchange contracts to mitigate the effects of some of this foreign currency transaction risk. Our outstanding foreign currency forward exchange contracts as of September 30, 2025 had an immaterial net unrealized loss.

CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of short-term, highly liquid investments classified as cash equivalents, fees receivable, interest rate swap contracts and foreign currency forward exchange contracts. The majority of the Company’s cash and cash equivalents and foreign currency forward exchange contracts are with large investment grade commercial banks. Fees receivable balances deemed to be collectible from customers have limited concentration of credit risk due to our diverse customer base and geographic dispersion.

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

Management conducted an evaluation, as of September 30, 2025, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2025, the Company’s disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

In May 2015, the Company’s Board of Directors (the “Board”) authorized a share repurchase program to repurchase up to $1.2 billion of the Company’s common stock. The Board authorized incremental share repurchases of up to an aggregate additional $5.8 billion of the Company’s common stock from February 2021 to September 2025, including $1.0 billion authorized in September 2025. The Company may repurchase its common stock from time-to-time in amounts, at prices and in the manner that the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended), accelerated share repurchases, private transactions or other transactions and will be funded by cash on hand and borrowings. Repurchases may also be made from time-to-time in connection with the settlement of the Company’s stock-based compensation awards. The table below summarizes the repurchases of our common stock during the three months ended September 30, 2025.

Period	Total Number of Shares Purchased (#)	Average Price Paid Per Share ($)	Total Number of Shares Purchased Under Announced Programs (#)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1, 2025 to July 31, 2025	684,619	$368.27	684,477	$1,050,321
August 1, 2025 to August 31, 2025	2,481,866	243.39	2,481,610	446,324
September 1, 2025 to September 30, 2025	788,548	245.28	787,445	$1,253,180
Total for the quarter (1)	3,955,033	$265.38	3,953,532

(1)The repurchased shares during the three months ended September 30, 2025 included 1,501 shares purchased for the settlement of stock-based compensation awards and 3,953,532 shares purchased in the open market. Amounts presented exclude the excise tax accrual.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

No director or Section 16 officer adopted or terminated a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5–1 trading arrangement during the three months ended September 30, 2025.

Amendment and Restatement of By-Laws

Effective October 30, 2025, the Board amended and restated Gartner’s bylaws (as amended and restated, the “Bylaws”) in order to, among other things:

•update and clarify notice procedures related to stockholder meetings and stockholder action by written consent, including related to recent amendments to Delaware law;

•designate the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware does not have jurisdiction, another state court in Delaware or the federal district court for the District of Delaware) as the sole and exclusive forum, unless Gartner consents to the selection of an alternative forum, for (i) any derivative action or proceeding brought on behalf of Gartner, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, stockholder, officer or other employee of Gartner to Gartner or Gartner’s stockholders, (iii) any action arising pursuant to any provision of the Delaware General Corporate Law or our certificate of incorporation or bylaws (as either may be amended from time to time) or (iv) any action asserting a claim governed by the internal affairs doctrine (the “Delaware Forum Provision”);

•designate the federal district courts of the United States of America as the sole and exclusive forum, unless Gartner consents to the selection of an alternative forum, for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (the “Securities Act”), against any person in connection with any offering of Gartner’s securities (the “Federal Forum Provision”); and

•make certain other updates, including ministerial, clarifying and conforming changes, including related to recent amendments to Delaware law.

The foregoing description of the Bylaws is not complete and is qualified in its entirety by reference to the full text thereof, a copy of which is attached as Exhibit 3.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

3.1(1)	Restated Certificate of Incorporation of the Company.

3.2*	By-laws of Gartner, Inc. (as amended and restated through October 30, 2025).

31.1*	Certification of chief executive officer under Rule 13a — 14(a)/15d — 14(a).

31.2*	Certification of chief financial officer under Rule 13a — 14(a)/15d — 14(a).

32*	Certification under 18 U.S.C. 1350.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101).

*     Filed with this report.
(1)    Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 6, 2005.

Items 3 and 4 of Part II are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gartner, Inc.

Date:	November 4, 2025	/s/ Craig W. Safian
Craig W. Safian
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)