Form 10-K
period 2025-12-31
GARTNER INC
filed 2026-02-12
CIK 749251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $30.3 billion, based on the closing price as reported on the New York Stock Exchange.
As of February 5, 2026, there were 70,450,294 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The definitive Proxy Statement for the Annual Meeting of Stockholders (the “2026 Proxy Statement”) is incorporated by reference into Part III to the extent described therein.

GARTNER, INC.
2025 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS.

GENERAL

Gartner, Inc. (NYSE: IT) delivers actionable, objective business and technology insights that drive smarter decisions and stronger performance on an organization’s mission-critical priorities.

We are a trusted advisor and an objective resource for over 13,000 enterprises in approximately 90 countries and territories— across every major function, geography, industry and sector.

Gartner delivers its products and services globally through three reportable segments – Business and Technology Insights, Conferences and Consulting, as described below. In the second quarter of 2025, we renamed our segment previously referred to as Research to Business and Technology Insights (or “Insights”) to reflect the nature of the value we provide to clients. In the third quarter of 2025, we changed the structure of our internal organization and concluded that Gartner Digital Markets (“Digital Markets”) was an operating segment but does not meet the criteria of a reportable segment. Accordingly, Digital Markets results are now included in “Other” where segment information is provided. Digital Markets was previously included in our Insights segment. Prior periods have been recast to conform to current period presentation. On February 5, 2026, we completed the sale of Digital Markets for approximately $110.0 million, prior to customary purchase price adjustments.

Insights equips executives and their teams from every major function, geography, industry and sector with actionable, objective insights, guidance and tools. Our experts deliver proprietary insights that are informed by thoroughly vetted practitioner-sourced and data-driven research to help our clients address their mission-critical priorities.

Conferences provides executives and teams across an organization the opportunity to learn, share and network. From our Gartner Symposium/Xpo series, to industry-leading conferences focused on specific business roles and topics, to peer-driven sessions, our offerings enable attendees to experience the best of Gartner insights and guidance.

Consulting serves senior executives leading technology-driven strategic initiatives leveraging the power of Gartner’s actionable, objective insight. Through custom analysis and on-the-ground support we enable optimized technology investments and stronger performance on our clients’ mission-critical priorities.

The fiscal year of Gartner is the twelve-month period from January 1 through December 31. All references to 2025, 2024 and 2023 herein refer to the fiscal year unless otherwise indicated. When used in this Annual Report on Form 10-K, the terms “Gartner,” the “Company,” “we,” “us” or “our” refer to Gartner, Inc. and its consolidated subsidiaries.

MARKET OVERVIEW
Enterprise leaders face enormous pressure to stay ahead and grow profitably amidst constant change. Whether it is a digital transformation, cybersecurity risk mitigation, supply chain disruptions, large-scale regulatory changes, or other unique challenges, business leaders today are facing significant disruptive changes. We believe that enterprises cannot be operationally effective unless they incorporate the right strategy, management and technology decisions into every part of their business. This requirement affects all executives in every major function, enterprise size, geography, industry and market sector. Executives and their teams turn to Gartner for actionable, objective insights that drive smarter decisions and stronger performance on their mission-critical priorities.

OUR SOLUTION
We believe our combination of expert-led, practitioner-sourced and data-driven research steers clients toward the right decisions and actions on the issues that matter most. Organizations are overrun with data and information. Gartner helps eliminate this information chaos and provides clarity with actionable, objective insights. We employ a diversified business model that utilizes and leverages the breadth and depth of our differentiated intellectual capital. The foundation of our business model is our ability to create and distribute our proprietary content as broadly as possible via published reports, interactive tools, facilitated peer networking, briefings and direct communications with executives and their teams; our conferences, including the Gartner Symposium/Xpo series; and consulting and advisory services.

PRODUCTS AND SERVICES

Our diversified business model provides multiple entry points and sources of value for our clients that lead to increased client spending on our insights, conferences and consulting services. A critical part of our long-term strategy is to increase business volume and penetration with our most valuable clients, identifying relationships with the greatest sales potential and expanding those relationships by offering strategically relevant insights. We also seek to extend the Gartner brand name to develop new client relationships, augment our sales capacity and expand into new markets around the world. These initiatives have created additional revenue streams through more effective packaging, campaigning and cross-selling of our products and services. In addition, we seek to increase our revenue and operating cash flow through more effective pricing of our products and services.

Our principal products and services are delivered through our three business segments, as described below.

•INSIGHTS. Gartner delivers independent, objective insights to leaders across an enterprise through subscription services that include on-demand access to published content, data and benchmarks, and direct access to a network of more than 2,400 business and technology experts located around the globe. Gartner insights are the fundamental building block for all Gartner products and services. We combine our proprietary research methodologies with extensive industry and academic relationships to create Gartner products and services that address each role across an enterprise. Within the Insights segment, Global Technology Sales (“GTS”) sells products and services to users and providers of technology, while Global Business Sales (“GBS”) sells products and services to all other functional leaders, such as human resources, supply chain, finance, and marketing.

Our insights agenda is defined by clients’ needs, focusing on the critical issues, opportunities and challenges they face every day. We are in steady contact with over 13,000 distinct client enterprises worldwide. We publish tens of thousands of pages of original content annually, and our experts had more than 510,000 direct client interactions in 2025. Our size and scale enable us to commit vast resources toward broader and deeper research coverage and to deliver insights to our clients based on what they need and where they are. The ongoing interaction of our business and technology experts with our clients enables us to identify the most pertinent topics to them and develop relevant product and service enhancements to meet the evolving needs of users of our insights. Our proprietary content, presented in the form of reports, briefings, updates and related tools, is delivered directly to the client’s computer or mobile device via our website and/or product-specific portals.

Clients normally sign subscription contracts that provide access to our content and advisory services for individual users over a defined period. We typically have a minimum contract period of twelve months for our insights subscription contracts and, at December 31, 2025, 77% of our contracts were multi-year.

•CONFERENCES. Gartner conferences are designed for information technology (“IT”) and business executives as well as other decision makers looking to adapt and evolve their organizations through disruption and uncertainty, navigate risks and prioritize investments. Attendees experience sessions led by Gartner business and technology experts, and the sessions include cutting-edge technology solutions, peer exchange workshops, one-on-one analyst and advisor meetings, consulting diagnostic workshops, keynotes and more. Our conferences also provide attendees with an opportunity to interact with IT and business executives from the world’s leading companies. In addition to role-specific summits and workshop-style seminars, Gartner hosts the Gartner Symposium/Xpo series, including its unique, flagship IT Symposium/Xpo®, which is held at several locations worldwide annually. During 2025, Gartner successfully held 53 in-person conferences with more than 83,000 attendees, including 12 Symposiums/Xpos. In addition, during 2025 we hosted 100+ peer networking meetings and 380+ exclusive local C-level meetings with more than 200 in-person.

•CONSULTING. Through its experienced consultants, Gartner Consulting serves chief information officers and other senior executives who are driving technology-related strategic initiatives to optimize technology investments and drive business impact. Gartner Consulting combines the power of Gartner’s market-leading insights with custom analysis and on-the-ground support to help clients to turn insights and advice into action and impact.

Consulting solutions capitalize on Gartner assets that are invaluable to IT decision-making, including: (1) our extensive insights, which ensure that our consulting analyses and advice are based on a deep understanding of the IT environment and the business of IT; (2) our market independence, which keeps our consultants focused on our clients’ success; and (3) our market-leading benchmarking capabilities, which provide relevant comparisons and best practices to assess and improve performance. Additionally, we provide actionable solutions for a range of IT-related priorities, including IT cost optimization, digital transformation and IT sourcing optimization.

COMPETITION

We believe that the principal factors that differentiate us from our competitors are as follows:

•Superior content - We believe that we create the broadest, highest-quality and most relevant insights coverage across all major functional roles in an enterprise. Our independent operating model and research analysis generates unbiased insights that we believe are timely, thought-provoking, comprehensive and actionable, and that is known for its high quality, independence and objectivity.

•Our leading brand name - We have provided critical, trusted insights under the Gartner name for more than 40 years.

•Our global footprint and established customer base - We have a global presence with clients in approximately 90 countries and territories on six continents. A substantial portion of our revenue is derived from sales outside of the United States.

•Insights that create connections - Our global community of experts, analysts and peers help provide the deep relationships that help clients stay ahead of the curve.

•Experienced management team - Our management team is comprised of insights veterans and experienced industry executives with long tenure at Gartner.

•Substantial operating leverage in our business model - We can distribute our intellectual property and expertise across multiple platforms, including insights subscription and membership programs, conferences and consulting engagements, to derive incremental revenue and profitability.

•Vast network of business and technology experts and consultants - As of December 31, 2025, we had more than 2,400 business and technology experts and 920 experienced consultants located around the world. Our experts are located in more than 30 countries and territories, enabling us to cover vast aspects of business and technology on a global basis.

Notwithstanding these differentiating factors, we face competition from a significant number of independent providers of information products and services. We compete indirectly with consulting firms and other data and information providers, including electronic and print media companies. These indirect competitors could choose to compete directly with us in the future. In addition, we face competition from free sources of information that are available to our clients through the internet. We anticipate encountering more competition with increased adoption of AI services in the markets in which we compete. Limited barriers to entry exist in the markets in which we do business. As a result, new competitors may emerge and existing competitors may start to provide additional or complementary services. While we believe the breadth and depth of our proprietary insights positions us well versus our competition, increased competition could result in loss of market share, diminished value in our products and services, reduced pricing, and increased sales and marketing expenditures.

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

HUMAN CAPITAL MANAGEMENT

We believe our people are our most valuable asset, enabling our sustained track record of success. We prioritize our people by hiring talent through a thoughtful recruitment process, cultivating strong performers with learning and professional development opportunities, and rewarding our talent with meaningful benefits and competitive compensation programs. At December 31, 2025, we had 20,244 employees globally, 9,994 of which were outside of the U.S., and the overwhelming majority of our employees were full time. Gartner employees work in 40 different countries and territories. Our human capital management strategies are developed by executive management and overseen by the Compensation Committee of our Board of Directors.

Gartner is committed to providing equal employment opportunities to all applicants and employees without regard to any legally protected status. This commitment is formalized in our global and U.S. equal employment opportunity policies. We are also committed to operating with the highest ethical standards and fostering an environment that encourages open discussions and ensures our associates and clients are treated fairly and with respect. Our vision is to build a high-performing organization with a culture of inclusion, enabling Gartner to guide the leaders who shape the world. Our eight associate-driven Employee Resource Groups (ERGs) are open to all associates and help foster an inclusive and supportive workplace. ERGs play an important role in enabling associate success, cultivating a culture of inclusion and creating a sense of belonging for all our associates by supporting development, recognizing life stages, inspiring associates through storytelling and driving engagement through a sense of belonging. In 2025, over 6,400 Gartner associates were members of at least one ERG.

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

Talent Development, Retention and Training

Gartner aims to foster a culture of lifelong learning, getting feedback and evolving. In addition to helping employees unlock their full potential through mechanisms like continuous feedback and performance appraisals, we have dedicated programs designed to develop effective leaders. We also offer rotational programs and an online learning experience platform for employees called GartnerYou. In 2025, GartnerYou offered approximately 27,000 learning resources, with over 412,000 completions globally. Since our Sales and Business and Technology Insights teams make up approximately 45% of total employees worldwide, we also have formal, dedicated programs to help train and onboard new hires as well as more experienced managers and leaders within Sales and Business and Technology Insights. Through these programs, we believe our teams develop role-specific knowledge and skills, increase productivity and improve performance.

We strive to develop an inclusive and engaging environment that makes Gartner a vibrant, exciting place to work. We believe the greatest catalyst to engagement comes from leadership — particularly their efforts to set direction, allocate resources, and build individual and organizational capability. Another avenue to enhance associate engagement is through hearing from them directly through surveys. We embed our associate survey efforts across the enterprise so that the insights we glean can help leaders at various levels understand the opportunities for effecting organizational growth. Survey results are used for a number of enterprise-wide and business-unit-specific initiatives targeting key areas of engagement and retention, such as leadership effectiveness, career development, business process improvement, and more.

Our Communities and the Environment

Our associates support communities through giving and volunteering. Gartner facilitates a charity match program. In 2025, close to 17% of associates supported approximately 3,900 causes through charitable donations or volunteering. In total, approximately $6.5 million was donated by Gartner and its associates and over 14,100 hours were volunteered. We continue to embed sustainability in our operations in alignment with our near-term emission reduction targets and provide associates with learning opportunities, including a sustainability training module. Additionally, in 2025, over 1,000 associates were engaged in the Gartner Green Team, a voluntary, associate-driven group that is open to all associates. The Green Team enables associates to connect, learn, and drive change towards net-zero greenhouse gas emissions.

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

AVAILABLE INFORMATION

Our internet address is gartner.com and the Investor Relations section of our website is at investor.gartner.com. We make available free of charge, on or through the Investor Relations section of our website, printable copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). We announce material information to the public about us, our products and services and other matters through a variety of means, including filings with the SEC, press releases, public conference calls, webcasts, and the investor relations section of our website in order to achieve broad, non-exclusionary distribution of information to the public and for complying with our disclosure obligations under Regulation FD. Unless expressly noted, the information on our website or any other website is not incorporated by reference in this Form 10-K and should not be considered part of this Form 10-K or any other filing we make with the SEC.

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

ITEM 1A. RISK FACTORS.

We operate in a highly competitive and rapidly changing environment that involves numerous risks and uncertainties, some of which are beyond our control. In addition, we and our clients are affected by global economic conditions and trends. The following sections address significant factors, events and uncertainties that make an investment in our securities risky. We urge you to consider carefully the factors described below and the risks that they present for our operations, as well as the risks addressed in other reports and materials that we file with the SEC and the other information, included or incorporated by reference in this Form 10-K. When the factors, events and contingencies described below or elsewhere in this Form 10-K materialize, there could be a material adverse impact on our business, prospects, results of operations, financial condition, and cash flows, and therefore have a potential negative effect on the trading price of our common stock. Additional risks not currently known to us or that we now deem immaterial may also harm us and negatively affect your investment. In addition to the effects of the global economic and geopolitical climate on our business and operations (including as a result of U.S. budget cuts, tariffs, trade barriers and restrictions) discussed in Item 7 of this Form 10-K and in the risk factors below, additional or unforeseen effects from the global economic and geopolitical climate may give rise to or amplify many of these risks discussed below. Risks in this section are grouped in the following categories: (1) strategic and operational risks; (2) macroeconomic and industry risks; and (3) legal and regulatory risks. Many risks affect more than one category, and the risks are not in order of significance or probability of occurrence because they have been grouped by categories.

Strategic and Operational Risks

We may not be able to maintain the quality of our existing products and services. We operate in a rapidly evolving market, and our success depends on our ability to deliver high quality and timely insights to our clients. Any failure to continue to provide credible and reliable information and insights that are useful to our clients could have a material adverse effect on future business and operating results. Further, if our published data, opinions or viewpoints are considered to be wrong, lack independence, or are not substantiated by appropriate research, our reputation will suffer and demand for our products and services may decline. In addition, we must continue to improve our methods for delivering our products and services in a cost-effective manner via the internet and mobile applications in an inflationary economic environment. Failure to maintain state of the art electronic delivery capabilities could materially adversely affect our future business and operating results.

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

Technology is rapidly evolving, and if we do not continue to develop new product and service offerings in response to these changes, our business could suffer. Disruptive technologies, including in areas of artificial intelligence (“AI”) and machine learning, are rapidly changing the environment in which we, our clients, and our competitors operate and could affect the nature of how we generate revenue. We anticipate encountering more competition with increased adoption of AI services in the markets in which we compete. We will need to continue to respond to and anticipate these changes by enhancing our product and service offerings to maintain our competitive position. However, we may not be successful in responding to these forces and enhancing our product and service offerings on a timely basis or in a cost-efficient manner, and any enhancements we develop may not adequately address the changing needs of our clients. Our future success will depend upon our ability to develop and introduce in a timely manner new offerings, or enhancements to existing offerings, that address the changing needs of this constantly evolving marketplace. Failure to develop products that meet the needs of our clients in a timely manner could have a material adverse effect on our business, results of operations, and financial position.

In addition, some of our content is exposed to Internet search engines and large language models (“LLM”), which help generate website traffic. Search engines and LLMs often update their proprietary algorithms, which affects the placement of links to our websites. Some search engines and LLMs also provide substantive content in search results, including AI-generated content, which, if expanded to the areas in which we operate, could reduce the need to enter our websites. When a major search engine or LLM changes its algorithms in a manner that negatively affects our placement in search results or makes it less likely for our target audience to enter our websites, our business, results of operations and financial position may be harmed. Similarly, some of our content is exposed to the datasets leveraged by AI chatbots, and these chatbots may provide substantive content, either with or without contribution, in query responses to users which could reduce the need to enter our websites.

Uncertainty in the development, deployment, and use of AI in our platform and products and by our customers and competitors may result in harm to our business and reputation. We use, and may expand our use of, machine learning and AI technologies in some of our products, services, and processes. In August 2025, we launched AskGartner, our new AI-powered tool that gives clients an improved user experience by providing faster, more efficient access to our insights, to licensed users globally. Developing, testing, and deploying AI systems has required, and will continue to require, additional investment and increased costs, including costs related to developing talent to implement AI technologies. Our competitors or other third parties may also incorporate AI into their offerings more effectively and/or quickly than we do, which could impair our ability to compete effectively and adversely affect our business and financial results. If we fail to keep pace with rapidly evolving AI technological developments, our competitive position and business results may be negatively impacted. Moreover, the development, adoption, and use of generative AI technologies are still in their early stages, and ineffective or inadequate AI development or deployment practices by Gartner or third-party developers or vendors could result in unintended consequences. For example, AI technologies that we use may lead to unintended consequences and errors, including generating content that appears correct but is factually inaccurate, misleading or otherwise flawed, or that results in unintended biases and discriminatory outcomes, which could harm our reputation and expose us to liability. Third parties may also be able to use AI to create technology that could reduce demand for our products. Although generally contractually prohibited, clients or others may load our proprietary information into large language models, which could reduce the value of our offerings. In addition, the introduction of AI technologies, particularly generative AI, into new or existing offerings may result in new or expanded risks and liabilities, due to enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality, data privacy or security risks, as well as other factors that could adversely affect our business, reputation, and financial results. Because AI systems are highly complex and rapidly developing, it is not possible to predict all the legal, regulatory, operational or technological risks that may arise relating to our use of AI.

Our Insights business depends on renewals of subscription-based services and sales of new subscription-based services for a significant portion of our revenue, and our failure to renew at historical rates or generate new sales of such services will lead to a decrease in our revenues. A large portion of our success depends on our ability to generate renewals of our subscription-based insights products and services and new sales of such products and services, both to new clients and existing clients. These products and services constituted approximately 78% and 77% of total revenues from our operations for 2025 and 2024, respectively. Generating new sales of our subscription-based products and services, both to new and existing clients, is a challenging, costly, and often time-consuming process. If we are unable to generate new sales, due to competition or other factors, our revenues will be adversely affected.

Our Insights subscription contracts are typically for twelve months or longer. Our ability to maintain contract renewals is subject to numerous factors, including the following:

•delivering high-quality and timely analysis and insight to our clients;

•understanding and anticipating market trends and the changing needs of our clients; and

•providing products and services of the quality and timeliness necessary to withstand competition.

Additionally, as we continue to adjust our products and service offerings to meet our clients’ continuing needs, we may shift the type and pricing of our products which may impact client renewal rates. While our Insights client retention rate was 85% and 84% for 2025 and 2024, respectively, there can be no guarantee that we will continue to maintain this rate of client renewals.

The profitability and success of our conferences and other meetings are subject to external factors beyond our control. The market for desirable dates and locations for our activities has historically been highly competitive. If we cannot secure desirable dates and suitable venues for our conferences the profitability for these conferences will suffer, and our financial position and results of operations may be adversely affected. In addition, because our conferences are scheduled in advance and held at specific locations, the success of these activities can be affected by circumstances outside of our control, such as the occurrence of or concerns related to communicable diseases (such as COVID-19), labor strikes, transportation shutdowns and travel restrictions, economic slowdowns, reductions in government spending, geopolitical crises, terrorist attacks, war, weather, natural disasters, and other occurrences impacting the global, regional, or national economies, the occurrence of any of which could negatively impact the success of the conference or meeting. Our insurance coverage for 2025 (and likely beyond) excludes coverage for cancellations due to communicable diseases. We also face the challenge of procuring venues that are sizeable enough at a reasonable cost to accommodate some of our major activities.

Our Consulting business depends on non-recurring engagements and our failure to secure new engagements could lead to a decrease in our revenues. Consulting segment revenues constituted approximately 9% of total revenues from our on-going operations in both 2025 and 2024. Consulting engagements typically are project-based and non-recurring. In addition, revenue from our contract optimization business can fluctuate significantly from period to period and is not predictable. Our ability to replace consulting engagements is subject to numerous factors, including the following:

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

Our balance sheet includes significant amounts of goodwill and intangible assets. Impairment of a significant portion of these assets would negatively affect our financial results. Our balance sheet includes significant amounts of goodwill and intangible assets. Impairment of a significant portion of these assets would negatively affect our financial results. Our balance sheet includes goodwill and intangible assets that represent approximately 38% of our total assets at December 31, 2025. We are required to amortize certain intangible assets over the useful life of the asset, while goodwill and indefinite-lived intangible assets are not amortized. On at least an annual basis, we assess whether there have been impairments in the carrying value of goodwill and indefinite-lived intangible assets. During the year ended December 31, 2025, ongoing weakness in the market as well as changes in the Company’s internal organization structure prompted a revision to the long-term earnings forecast for the Digital Markets business. During the year ended December 31, 2025, a goodwill impairment loss of $150.0 million was recognized in the Digital Markets reporting unit.

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

If we are unable to enforce and protect our intellectual property rights, our competitive position may be harmed. We rely on a combination of copyright, trademark, trade secret, patent, confidentiality, non-compete and other contractual provisions to protect our intellectual property rights. Despite our efforts to protect our intellectual property rights, third parties may obtain unauthorized access to our intellectual property, technology or other information that we regard as proprietary. Our intellectual property rights may not survive a legal challenge to their validity or provide significant protection for us. Additionally, the laws (including evolving and uncertain copyright law as it applies to the training, use, developments, and deployment of AI) and enforcement mechanisms to protect our intellectual property from unauthorized use in new technologies like AI and machine learning may be inadequate. Further, the laws and enforcement mechanisms of certain countries, particularly in emerging markets, do not protect our proprietary rights to the same extent as the laws of the United States. Conducting business in certain foreign jurisdictions may require accepting compromised protections or yielding of rights to technology, data or intellectual property in order to access those markets. Accordingly, we may not be able to protect our intellectual property against unauthorized or undesired third-party copying or use, which could adversely affect our competitive position.

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

Privacy concerns could damage our reputation and deter current and potential clients from using our products and services. Concerns relating to global data privacy have the potential to damage our reputation and deter current and prospective clients from using our products and services or attending our conferences. In the ordinary course of our business and in accordance with applicable laws, we collect personal information (i) from our employees, (ii) from the users of our products and services, including conference attendees, and (iii) from prospective clients. We collect only basic personal information from our clients and prospects. While we believe our overall data privacy procedures are adequate, the theft or loss of such data, or concerns about our practices, even if unfounded, with regard to the collection, use, disclosure, or security of this personal information or other data protection related matters could damage our reputation and materially adversely affect our operating results. Third parties may not adhere to the same standards for data quality, security and compliance, potentially leading to unintended data being used in AI models. Any system or process failure, or compromise of our security that results in the disclosure of our users’ personal data, could seriously limit the consumption of our products and services and the attendance at our conferences, as well as harm our reputation and brand and, therefore, our business.

We are exposed to risks related to cybersecurity. A significant portion of our business is conducted over the internet and we rely on the secure processing, storage and transmission of confidential, sensitive, proprietary and other types of information relating to our business operations and confidential and sensitive information about our customers and employees in our computer systems and networks, and in those of our third-party vendors. Actions by individuals, groups, and state-sponsored organizations pose threats to our operations, our computer systems, our employees, and our customers. The cybersecurity risks we face range from cyber attacks common to most industries, such as the development and deployment of malicious software to gain access to our networks and attempt to steal confidential information, launch distributed denial of service attacks, or attempt other coordinated disruptions, to more advanced threats that target us because of our prominence in the global business and technology insights field.

Like many multinational corporations, we, and some third parties upon which we rely, have experienced cyber attacks on our computer systems and networks in the past and may experience them in the future, likely with more frequency and sophistication, and involving a broader range of devices and modes of attack, all of which will increase the difficulty of detecting and successfully defending against them. To date, none have resulted in any material adverse impact to our business, operations, products, services or customers. We have implemented various security controls designed to address our security obligations and to defend against constantly evolving security threats. Our security controls help to secure our information systems, including our computer systems, intranet, proprietary websites, email and other telecommunications and data networks, and we scrutinize the security of outsourced website and service providers prior to retaining their services. However, the security measures implemented by us or by our outside service providers may not be effective and our systems (and those of our outside service providers) are vulnerable to theft, loss, damage and interruption from a number of potential sources and events, including unauthorized access or security breaches or incidents, cyber attacks, computer viruses, power loss, or other disruptive events. In some cases, vulnerabilities may not be immediately detected, which could exacerbate the risk of a security incident and the effects on our business.

While we maintain cybersecurity insurance, our insurance may not be sufficient to cover all liabilities described herein. Moreover, as a result of operating in a hybrid work environment, many of our employees are working virtually for a period of time, which magnifies the importance of the integrity of our remote access security measures.

Cyber criminals use artificial intelligence tools to increase the effectiveness, speed and complexity of attacks, requiring increased vigilance and threat defense. Additionally, the security compliance landscape continues to evolve, requiring us to stay apprised of changes in cybersecurity privacy, and protection laws and regulations, and security requirements required by our clients, such as the European Union General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act (“CCPA”) and California Privacy Rights Act (“CPRA”), the Brazilian General Data Protection Law (“LGPD”), the Chinese Cybersecurity, Data Security and Personal Information Protection laws (and other new and proposed data protection laws) and certain standards of the International Organization for Standardization (“ISO”), and National Institute of Standards and Technology (“NIST”). Recent well-publicized security breaches at other companies have led to enhanced government and regulatory scrutiny of the measures taken by companies to protect against cyber attacks, and may in the future result in heightened cybersecurity requirements, including additional regulatory expectations for oversight of vendors and service providers.

A cyber attack, widespread internet failure or internet access limitations, or disruption of our critical information technology systems (or those of our service providers) through denial of service, viruses, or other events could cause delays in initiating or completing sales, impede delivery of our products and services to our clients, disrupt other critical client-facing or business processes or dislocate our critical internal functions. Additionally, any actual or perceived material security breaches or incidents or other technology-related catastrophes, or media reports of perceived security vulnerabilities to our systems or those of our third parties, even if no breach, incident or catastrophe has been attempted or occurred, could cause us to experience reputational harm, loss of customers and revenue, fines, regulatory actions and scrutiny, sanctions or other statutory penalties, litigation, liability for failure to safeguard our customers’ information, or financial losses that are either not insured against or not fully covered through any insurance maintained by us.

Any of the foregoing may have a material adverse effect on our business, operating results and financial condition.

We may experience outages and disruptions of our online services and information systems if we fail to maintain an adequate operations infrastructure. Our increasing user traffic and complexity of our products and services demand more computing power. We have invested substantial amounts and expect to continue investing (as necessary) in access to data centers and equipment and in moving more of our workload into cloud services, upgrading our technology and network infrastructure to handle increased traffic on our websites, and delivering our products and services through emerging channels, such as mobile applications. However, any inefficiencies, or operational failures or significant disruptions at our suppliers could diminish the quality of our products, services, and user experience, resulting in damage to our reputation and loss of current and potential users, subscribers, and advertisers, potentially harming our financial condition and operating results. Consolidation of technology and service vendors could lead to few viable alternatives, potentially resulting in more widespread operational and/or customer-facing disruptions when critical vendors or service providers experience disruptions.

Our acquisitions, dispositions, and strategic investments, involve substantial risks. We have made and may continue to make acquisitions of, or significant investments in, businesses that offer complementary products and services or otherwise support our growth objectives. The risks involved in each acquisition or investment include the possibility of paying more than the value we derive from the acquisition, dilution of the interests of our current stockholders should we issue stock in the acquisition, decreased working capital, increased indebtedness, the assumption of undisclosed liabilities and unknown and unforeseen risks, the ability to retain key personnel of the acquired company, the inability to complete the transaction due to regulatory review, the inability to integrate the business of the acquired company, increase revenue or fully realize anticipated synergies, the time to train the sales force to market and sell the products of the acquired business, the potential disruption of our ongoing business and the distraction of management from our day to day business. Additionally, we face competition in identifying acquisition targets and consummating acquisitions. Our dispositions involve additional risks and uncertainties, such as ability to sell such businesses on satisfactory price and terms and in a timely manner, or at all, disruption to other parts of the businesses and distraction of management, allocation of internal resources that would otherwise be devoted to completing strategic acquisitions, loss of key employees or customers, and exposure to unanticipated liabilities or ongoing obligations to support the businesses following such dispositions, and other adverse financial impacts. Finally, both acquisitions and divestitures are subject to continued regulatory scrutiny, which may impede our ability to consummate strategic transactions. The realization of any of these risks could adversely affect our business.

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
We derive significant revenues from insights and consulting contracts with the United States government and its respective agencies, numerous state and local governments and their respective agencies, and foreign governments and their agencies. At December 31, 2025 and 2024, approximately $1.0 billion and $1.2 billion, respectively, of our outstanding revenue contracts were attributable to government entities. Our U.S. government contracts are subject to the approval of appropriations by the U.S. Congress to fund the agencies contracting for our services. Additionally, our contracts at the state and local levels, as well as foreign government contracts, are subject to various governmental authorizations and funding approvals and mechanisms. Certain of these contracts may be terminated at any time by the government entity without cause or penalty (“termination for convenience”). In addition, contracts with U.S. federal, state and local, and foreign governments and their respective agencies are subject to increasingly complex bidding procedures, compliance requirements, and efficiency considerations, as well as intense competition. Failure to adequately abide by these procedures and compliance requirements could result in an inability to contract with governments or their agencies, termination of existing contracts, penalties or fees with respect to existing contracts, or even suspension and debarment from doing future business with a government or agency, which would adversely impact our future business and operating results.

Moreover, the demand for our products and services from U.S. government agencies is generally driven by the level of discretionary government program funding. In 2025, our revenues with U.S. federal government agencies declined approximately $58 million year over year, primarily due to reductions in discretionary spending. Further significant reduction in federal government spending, the absence of an agreement on the federal government budget, a partial or full federal government shutdown or a change in budgetary priorities could reduce demand for our products and services, cancel or delay federal projects, result in the closure of federal facilities and significant personnel reductions and have a material and adverse impact on our business, financial condition, results of operations and cash flows. As the current geopolitical environment remains unpredictable, we continue to monitor and evaluate the impact, both direct and indirect, of government actions that could adversely impact our business operations and financial performance.

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

Our outstanding debt obligations could negatively impact our financial condition and future operating results. As of December 31, 2025, the Company had $800 million of Senior Notes due 2028 (the “2028 Notes”), $600 million of Senior Notes due 2029 (the “2029 Notes”), $800 million of Senior Notes due 2030 (the “2030 Notes”), $350 million of Senior Notes due 2031 (the “2031 Notes”) and $450 million of Senior Notes due 2035 (the “2035 Notes”), collectively the “Senior Notes”. The Company had no outstanding debt under its 2024 revolving credit facility (the “2024 Credit Agreement”). Additional information regarding our outstanding debt obligations is included in Note 6 — Debt in the Notes to Consolidated Financial Statements.

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

Natural disasters, pandemics, terrorist acts, war, actions by governments, and other geopolitical activities could disrupt our operations. We operate in numerous U.S. and international locations, and we have offices in a number of major cities across the globe. The occurrence of, or concerns related to, a major weather event, earthquake, hurricane, flood, drought, volcanic activity, disease or pandemic, or other natural disaster could significantly disrupt our operations. In addition, acts of civil unrest, failure of critical infrastructure, terrorism, war and armed conflict, and abrupt political change, as well as responses by various governments and the international community to such acts, can have a negative effect on our business. Such events could cause delays in initiating or completing sales, impede delivery of our products and services to our clients, disrupt or shut down the internet or other critical client-facing and business processes, impede the travel of our personnel and clients, dislocate our critical internal functions and personnel, and in general harm our ability to conduct normal business operations, any of which can negatively impact our financial condition and operating results. Such events could also impact the timing and budget decisions of our clients, which could materially adversely affect our business.

Macroeconomic and Industry Risks

We are subject to risks from operating globally. We have clients in approximately 90 countries and territories and a substantial amount of our revenue is earned outside of the United States. Our operating results are subject to all of the risks typically inherent in international business activities, including general political and economic conditions in each country, challenges in staffing and managing foreign operations, changes in regulatory requirements, compliance with numerous and complex foreign laws and regulations, currency restrictions and fluctuations, the difficulty of enforcing client agreements, collecting accounts receivable and protecting intellectual property rights including against economic espionage in international jurisdictions. Further, we rely on local distributors or sales agents in some international locations. If any of these arrangements are terminated by our agent or us, we may not be able to replace the arrangement on beneficial terms or on a timely basis, or clients of the local distributor or sales agent may not want to continue to do business with us or our new agent. Additionally, changes in regulatory rules or policies, or changes in government enforcement priorities and resources, tariffs, trade barriers and restrictions, and other acts by governments to protect domestic markets or to retaliate against the trade tariffs and restrictions of other nations could negatively affect our business operations.

Our operating results could be negatively impacted by global economic conditions. Our business is impacted by general economic conditions and trends in the United States and abroad, including without limitation inflation, slowing growth, rising interest rates and recession. In its recent report, Global Economic Prospects, January 2026, the World Bank noted growth is projected to ease to 2.6%, driven by a notable slowdown in demand for traded goods and softening domestic demand in many major economies. The World Bank expects growth to pick up slightly to 2.7% in 2027, as domestic demand benefits from earlier monetary policy easing and trade improves amid declining uncertainty. The report notes that near-term risks are tilted to the downside, observing growth could falter if trade tensions escalate, barriers rise further, or financial market sentiment deteriorates amid asset price declines, fiscal concerns, or inflation surprises. On the upside, firms’ adaptability to new trade conditions could support growth, and AI-related activity could broaden. A downturn in growth could negatively and materially affect future demand for our products and services in general, in certain geographic regions, in particular countries, or industry sectors, or could reduce demand for our in-person conferences. In addition, U.S. federal, state and local government spending limits have reduced, and may continue to reduce, demand for our products and services from those governmental agencies as well as organizations that receive funding from those agencies and could negatively affect macroeconomic conditions in the United States, which could further reduce demand for our products and services. Such difficulties could negatively impact our ability to maintain or improve the various business measurements we utilize (which are defined in this Annual Report), such as contract value and consulting backlog growth, client retention, wallet retention, consulting utilization rates, and the number of attendees and exhibitors at our conferences and other meetings. Failure to achieve acceptable levels of these indicators or improve them will negatively impact our financial condition, results of operations, and cash flows.

We face significant competition and our failure to compete successfully could materially adversely affect our results of operations, financial condition, and cash flows. The markets for our products and services are characterized by intense competition and we face direct competition from a significant number of independent providers of information products and services, including information available on the internet free of charge. We also compete indirectly against consulting firms and other data and information providers, including electronic and print media companies, some of which have greater financial, information gathering and marketing resources than we do. These indirect competitors could also choose to compete directly with us in the future. In addition, low barriers to entry exist in the markets in which we do business. As a result, new competitors may emerge, and existing competitors may start to provide additional or complementary services. Additionally, technological advances may provide increased competition from a variety of sources. For example, disruptive technologies such as machine learning and other AI technologies may significantly alter the market for our offerings in unpredictable ways and reduce customer demand.

There can be no assurance that we will be able to successfully compete against current and future competitors and our failure to do so will result in loss of market share, diminished value in our products and services, reduced pricing and increased marketing expenditures. Furthermore, we will not be successful if we cannot compete effectively on quality of insights, timely delivery of information, customer service, the ability to offer products to meet changing market needs for information and analysis, or price.

We are exposed to volatility in foreign currency exchange rates from our international operations. A significant portion of our revenues are typically derived from sales outside of the United States. Revenues earned outside the United States are typically transacted in local currencies, which may fluctuate significantly against the U.S. dollar as a result of various factors, including geopolitical and events such as war, trade disputes, tariffs, economic sanctions, and market volatility. While we use forward exchange contracts to a limited extent to seek to mitigate foreign currency risk, our revenues and results of operations could be adversely affected by unfavorable foreign currency fluctuations.

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

Sustainability commitments, regulatory requirements or failure to meet stakeholder expectations could harm our reputation. We have set near-term environmental targets that have been approved by the Science-Based Targets Initiative (SBTi). Our ability to achieve these goals is subject to numerous risks outside of our control. In addition, standards and processes for measuring and reporting carbon emissions and other sustainability metrics may change over time, and may result in inconsistent data, or could result in significant revisions to our strategies and targets, or our ability to achieve them. Our failure or perceived failure to achieve them or continue practices that meet evolving, and sometimes conflicting, stakeholder expectations could harm our reputation, adversely affect our ability to attract and retain employees or clients and expose us to increased scrutiny from investors and regulatory authorities.

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

Legal and Regulatory Risks

Our failure to comply with complex U.S. and foreign laws and regulations could have a material adverse effect on our operations or financial condition. Our business and operations may be conducted in countries where corruption has historically penetrated the economy. It is our policy to comply, and to require our local partners, distributors, agents, and those with whom we do business to comply, with all applicable anti-bribery and anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act, the UK Bribery Act, regulations established by the Office of Foreign Assets Control and with applicable local laws of the foreign countries in which we operate. There can be no assurance that all of our employees, contractors and agents will comply with the Company’s policies that mandate compliance with these laws. Any determination or allegations, even if unfounded, that we have violated or are responsible for violations of these laws, even if inadvertent, could be costly and disrupt our business, which could have a material adverse effect on our business, results of operations, financial condition, liquidity and cash flows, as well as on our reputation.

In addition, continuously evolving data protection laws and regulations, such as the GDPR, CCPA and CPRA, LGPD, the Chinese Cybersecurity, Data Security and Personal Information laws and other new and proposed data protection laws, pose increasingly complex compliance challenges. We have implemented programs designed to address the GDPR, CCPA, CPRA and LGPD, as well as policies and processes to address the applicable Chinese data protection laws. More generally, we maintain and rely upon our comprehensive global data protection compliance program, which includes administrative, technical, and physical controls designed to safeguard our associates’ and clients’ personal data. The interpretation and application of these laws and regulations in the United States, the EU, China and elsewhere are often uncertain, inconsistent and ever changing. Our efforts to comply with these various laws and regulations could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

We face risks related to the regulation of AI and other evolving technologies. The use of AI tools has led to the introduction of new laws and regulations in some of the areas where we operate. These laws and regulations vary between jurisdictions and are subject to change and evolving interpretations. As we expand our products and services and develop our business models, we have faced, and may continue to face, shifting regulations. Our ability to adopt new technologies, including AI, to innovate for our customers, manage our business and to protect our intellectual property could be adversely impacted by the evolving regulatory environment. For instance, the EU Artificial Intelligence Act (“EU AI Act”) entered into force on August 1, 2024 and governs AI systems that impact individuals in the EU. Complying with the EU AI Act and similar emerging laws may impose significant costs on our business and may necessitate changes to certain business practices.

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

We face risks related to taxation. We are a global company and a substantial amount of our earnings is generated outside of the United States and taxed at rates other than the U.S. statutory federal income tax rate. Our effective tax rate, financial position and results of operations could be adversely affected by earnings being higher than anticipated in jurisdictions with higher statutory tax rates and, conversely, lower than anticipated in jurisdictions that have lower statutory tax rates, by changes in the valuation of our deferred tax assets and/or by changes in tax laws or accounting principles and their interpretation by relevant authorities. Corporate tax reform, base-erosion efforts and tax transparency continue to be high priorities in many countries. The Organization for Economic Co-operation and Development (“the OECD”) has issued various tax proposals that include a two-pillar approach to global taxation (“Pillar Two”), focusing on global profit allocation and a 15% global corporate minimum tax rate. Several countries in which Gartner does business have proposed or enacted new laws to align with OECD Pillar Two proposals. The minimum tax is treated as a current cost beginning in 2024 and does not have a significant impact on the Company’s effective tax rate for the current period. Significant details around the provisions are still uncertain as the OECD and participating countries continue to work on defining the underlying rules and administrative procedures. Enactment of this and similar legislation could significantly increase our tax obligations in countries where we do business. These actual, potential, and other changes, both individually and collectively, could materially increase our effective tax rate and negatively impact our financial position, results of operations, and cash flows. We will continue to monitor and reflect the impact of such legislative changes in future financial statements as appropriate.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

We have implemented a layered cybersecurity program to assess, identify, and manage risks from cybersecurity threats to our information systems, networks, and data systems. Our cybersecurity program is generally aligned with the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework.

Information Security Team and Governance.

The Audit Committee has the primary responsibility of assisting our Board of Directors in overseeing risks related to cybersecurity matters. The Board and the Audit Committee receive quarterly cybersecurity-related reports from our Chief Information Officer (“CIO”), that address several topics, including cybersecurity strategy, the threat environment, the status of ongoing information security program initiatives, and information security program metrics. Additionally, we have documented protocols by which certain cybersecurity incidents that meet established reporting thresholds are escalated within the Company and, where appropriate, reported to the Board and/or the Audit Committee.

At the management level, our CIO, who reports directly to the CEO, has over 20 years of experience serving in IT management, software development, and technology-based roles across a variety of industries, including publishing, media and entertainment, and financial and insurance services. Our Chief Information Security Officer (“CISO”), who reports directly to the CIO, has extensive cybersecurity knowledge and skills gained from over 25 years of work experience serving in executive security roles and in a variety of industries such as telecommunications, enterprise service companies, and healthcare. Our CISO is responsible for understanding, managing, and communicating cybersecurity risk internally to our management, and works closely with our Legal & Compliance team to oversee compliance with legal, regulatory, and contractual security requirements.

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

Our cybersecurity program uses a layered strategy, relying on technology and human processes to safeguard our client’s data. We embed controls within our business processes and technology development, starting with design and engineering and extending to operations. Our defense-in-depth strategy utilizes numerous layers of security controls, processes, and procedures across our information systems and networks, including but not limited to, vulnerability management, multi-factor authentication (MFA), identity access management (IAM), privileged access management (PAM), endpoint security, mobile security, application security, encryption, network security, cloud security, web security, and event monitoring and logging. Aspects of our program undergo several annual independent third-party audits and reviews, and are part of continuous bug bounty and responsible disclosure programs. We regularly review and update our cybersecurity program to address emerging threats and maintain alignment with industry best practices.

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

Additionally, we have adopted a documented Incident Response Plan that applies in the event of a cybersecurity incident to provide a standardized framework for response. Our incident response process generally follows the NIST 800-61 framework and focuses on four phases: preparation; detection and analysis; containment, eradication and recovery; and post-incident remediation.

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

ITEM 2. PROPERTIES.

As of December 31, 2025, we leased approximately 15 domestic and 70 international office properties for our ongoing business operations. These offices, which exclude certain properties that we sublease to others, support our executive and administrative activities, insights and consulting, sales, systems support, operations, and other functions. Our corporate office is based in Stamford, Connecticut. We also maintain an important presence in: Fort Myers, Florida; London, the United Kingdom; Gurgaon, India; Irving, Texas; and Barcelona, Spain. The Company does not own any real property.

Our Stamford corporate headquarters is comprised of leased office space in two buildings located on the same campus. Our lease for the Stamford headquarters facility expires in 2027 and contains three five-year renewal options at fair value.

We operate under a hybrid working environment, meaning that most of our employees have the option to work remotely at least some of the time for the foreseeable future. As a result, we believe our current real estate footprint is sufficient to support future growth.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the New York Stock Exchange under the symbol “IT”. As of February 5, 2026, there were 777 holders of record of our common stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The equity compensation plan information set forth in Part III, Item 12 of this Annual Report on Form 10-K is hereby incorporated by reference into this Part II, Item 5.

SHARE REPURCHASES

In May 2015, our Board of Directors (the “Board”) authorized a share repurchase program to repurchase up to $1.2 billion of our common stock. The Board authorized incremental share repurchases of up to an aggregate additional $5.8 billion of the Company’s common stock from February 2021 to September 2025. The Board also authorized incremental share repurchases of up to an additional $500 million in January 2026. The Company adopted its share repurchase plan with the goal of returning excess capital to shareholders in accordance with its capital allocation policy. The Company may repurchase its common stock from time-to-time in amounts, at prices and in the manner that the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended), accelerated share repurchases, private transactions or other transactions and will be funded by cash on hand and borrowings. Repurchases may also be made from time-to-time in connection with the settlement of the Company’s stock-based compensation awards. The table below summarizes the repurchases of our common stock during the three months ended December 31, 2025 pursuant to our share repurchase program and the settlement of stock-based compensation awards.

Period	Total Number of Shares Purchased (#)	Average Price Paid Per Share ($)	Total Number of Shares Purchased Under Announced Programs (#)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
October 1, 2025 to October 31, 2025	462,695	$248.66	462,283	$1,138,230
November 1, 2025 to November 30, 2025	752,981	230.16	751,198	965,343
December 1, 2025 to December 31, 2025	910,977	241.53	910,836	$745,347
Total for the quarter (1)	2,126,653	$239.06	2,124,317

(1)The repurchased shares during the three months ended December 31, 2025 included purchases for both the settlement of stock-based compensation awards and open market purchases. All amounts presented are exclusive of the excise tax accrual.

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

This MD&A provides an analysis of our consolidated financial results, segment results and cash flows for 2025 and 2024 under the headings “Results of Operations,” “Segment Results” and “Liquidity and Capital Resources.” For a similar detailed discussion comparing 2024 and 2023, refer to those headings under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

We operate in a very competitive and rapidly changing environment that involves numerous known and unknown risks and uncertainties, some of which are beyond our control. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future quarterly and annual revenues, operating income, results of operations and cash flows, as well as any forward-looking statement, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in our forward-looking statements include, among others, the following: our ability to maintain and expand our products and services; our ability to keep pace with technological developments in artificial intelligence (“AI”) and comply with evolving AI regulations; our ability to achieve continued customer renewals and achieve new contract value, backlog and deferred revenue growth in light of competitive pressures; our ability to grow or sustain revenue from individual customers; our ability to expand or retain our customer base; our ability to carry out our strategic initiatives and manage associated costs; the timing of conferences and meetings, in particular our Gartner Symposium/Xpo series that normally occurs during the fourth quarter; our ability to achieve and effectively manage growth, including our ability to integrate our acquisitions and consummate and integrate future acquisitions; our ability to attract and retain a professional staff of analysts and consultants as well as experienced sales personnel upon whom we are dependent, especially in light of labor competition; our ability to successfully compete with existing competitors and potential new competitors; our ability to enforce and protect our intellectual property rights; the impact of cybersecurity incidents or other disruptions to our information systems; our ability to pay our debt obligations; the impact of global economic and geopolitical conditions, including inflation (and related monetary policy by governments in response to inflation) and recession; uncertain effects, both direct and indirect, of changes and volatility in tariffs and trade policies; risks associated with the creditworthiness, budget cuts, priorities and shutdown of governments and agencies; additional risks associated with international operations, including foreign currency fluctuations; the impact on our business resulting from changes in international conditions, including those resulting from tensions in the Middle East, the war in Ukraine and current and future sanctions imposed by governments or other authorities; the impact of restructuring and other charges on our businesses and operations; our ability to meet sustainability commitments and comply with applicable regulatory requirements, as well as potential reactions by customers to these commitments; the impact of changes in tax policy (including global minimum tax legislation) and heightened scrutiny from various taxing authorities globally; changes to laws and regulations; and other risks and uncertainties. The potential fluctuations in our operating income could cause period-to-period comparisons of operating results not to be meaningful and could provide an unreliable indication of future operating results. A description of the risk factors associated with our business is included under “Risk Factors” in Item 1A of this Annual Report on Form 10-K, which is incorporated herein by reference.

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

We are a trusted advisor and an objective resource for over 13,000 enterprises in approximately 90 countries and territories — across all major functions, in every industry and enterprise size.

Gartner delivers its products and services globally through three reportable business segments – Insights, Conferences and Consulting, as described below.

•Insights equips executives and their teams from every major function, geography, industry and sector with actionable, objective insights, guidance and tools. Our experts deliver proprietary insights that are informed by thoroughly vetted practitioner-sourced and data-driven research to help our clients address their mission-critical priorities.

•Conferences provides executives and teams across an organization the opportunity to learn, share and network. From our Gartner Symposium/Xpo series, to industry-leading conferences focused on specific business roles and topics, to peer-driven sessions, our offerings enable attendees to experience the best of Gartner insights and guidance.

•Consulting serves senior executives leading technology-driven strategic initiatives leveraging the power of Gartner’s actionable, objective insight. Through custom analysis and on-the-ground support we enable optimized technology investments and stronger performance on our clients’ mission-critical priorities.

Recent Developments

Our Insights contract value with the US federal government was approximately $126.0 million at December 31, 2025. Less than half of our December 31, 2024 Insights contract value was retained in 2025. In addition to the non-renewals, we have received notices of termination-for-convenience from various US government agencies for approximately $3.0 million of contracts that are primarily scheduled to expire in the first quarter of 2026.

As the current geopolitical environment remains unpredictable, we continue to monitor and evaluate the impact, both direct and indirect, of government actions that could adversely impact our business operations and financial performance.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. OBBBA did not have a material impact on our consolidated financial results in the current period. We are currently assessing and will continue to assess and reflect the impact of OBBBA on our future consolidated financial statements as appropriate.

Our most recent annual impairment test of goodwill was a quantitative analysis conducted during the quarter ended September 30, 2025 that indicated an impairment of the Company's Digital Markets reporting unit. During the three months ended September 30, 2025, ongoing weakness in the market as well as changes in our internal organization structure prompted a revision to the long-term earnings forecast for the Digital Markets business. During the year ended December 31, 2025, a goodwill impairment loss of $150.0 million was recognized in the Digital Markets reporting unit. The fair value of that reporting unit was estimated using a combination of the expected present value of future cash flows and market approach.

On January 29, 2026, we entered into a definitive agreement to sell our Digital Markets business. As of December 31, 2025, the assets and liabilities of Digital Markets were considered held for sale, resulting in $106.4 million of assets held for sale and $20.5 million of liabilities held for sale on the Consolidated Balance Sheet. The majority of the held for sale assets were goodwill, property, equipment and leasehold improvements, net and accounts receivable, with carrying amounts of $49.1 million, $26.3 million and $25.2 million, respectively, while the majority of the held for sale liabilities was accounts payable and accrued liabilities, with a carrying amount of $14.2 million.

On February 5, 2026, we completed the sale of Digital Markets for approximately $110.0 million, prior to customary purchase price adjustments.

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

EXECUTIVE SUMMARY OF OPERATIONS AND FINANCIAL POSITION
The fundamentals of our strategy include focusing on creating actionable insights for executive leaders and their teams, delivering innovative and highly differentiated product offerings, building a strong sales capability, providing world class client service with a focus on client engagement and retention, and continuously improving our operational effectiveness.

We had total revenues of $6.5 billion in 2025, an increase of 4% compared to 2024 on a reported basis and 3% excluding the foreign currency impact. Net income decreased to $0.7 billion in 2025 from $1.3 billion in 2024 and diluted earnings per share was $9.65 in 2025 compared to $16.00 in 2024. The decrease in 2025 is primarily due to the goodwill impairment loss in 2025, the gain on event cancellation insurance claims in 2024 and an increase in the provision for income taxes.

Insights revenues increased to $5.1 billion in 2025, an increase of 5% compared to 2024 on a reported basis and 4% excluding the foreign currency impact. The Insights gross contribution margin was 77% in both 2025 and 2024. Contract value was $5.2 billion at December 31, 2025, an increase of 1% compared to December 31, 2024 on a foreign currency neutral basis.

Conferences revenues increased to $644.7 million in 2025, an increase of 11% compared to 2024 on a reported basis and 9% excluding the foreign currency impact. The Conferences gross contribution margin was 50% and 48% in 2025 and 2024, respectively. We held 53 and 51 in-person conferences in 2025 and 2024, respectively.

Consulting revenues decreased to $552.5 million in 2025, a decrease of 1% compared to 2024 on a reported basis and 2% excluding the foreign currency impact. The Consulting gross contribution margin was 34% and 36% in 2025 and 2024, respectively. Backlog was $173.7 million at December 31, 2025.

Cash provided by operating activities was $1.3 billion and $1.5 billion during 2025 and 2024, respectively. As of December 31, 2025, we had $1.7 billion of cash and cash equivalents and approximately $1.0 billion of available borrowing capacity on our revolving credit facility. During 2025, we repurchased 7.0 million shares of the Company’s common stock for an aggregate purchase price of approximately $2.0 billion.

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

Revenue recognition — Our revenue by significant source is accounted for as follows:

•Insights revenues are mainly derived from subscription contracts for insights products. The related revenues are deferred and recognized ratably over the applicable contract term.

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

The majority of our Insights contracts are billable upon signing, absent special terms granted on a limited basis from time to time. Insights contracts are generally non-cancelable and non-refundable, except for government contracts that may have cancellation or fiscal funding clauses. When a subscription contract is invoiced, we record the billable amount as a fee receivable, representing our legally enforceable right to payment. The corresponding amount is recognized as deferred revenue until the underlying services are provided and control is transferred to the customer. In certain instances, we may have satisfied our performance obligations and earned revenue prior to invoicing the customer. In such cases, we record an unbilled receivable, which represents our right to payment for services already delivered but not yet billed. Fees derived from assisting organizations in selecting the right business software for their needs are recognized when the leads are provided to vendors.

Note 1 — Business and Significant Accounting Policies and Note 9 — Revenue and Related Matters in the Notes to Consolidated Financial Statements provide additional information regarding our revenues.

Goodwill and other intangible assets — Our goodwill is evaluated in accordance with FASB ASC Topic 350, which requires goodwill to be assessed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. In addition, an impairment evaluation of our amortizable intangible assets may also be performed if events or circumstances indicate potential impairment. Among the factors that could trigger an impairment review are current operating results that do not align with our annual plan or historical performance; changes in our strategic plans or the use of our assets; restructuring charges or other changes in our business segments; competitive pressures and changes in the general economy or in the markets in which we operate; and a significant decline in our stock price and our market capitalization relative to our net book value.

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

Evaluating the recoverability of goodwill requires judgments and assumptions regarding future trends and events. As a result, both the precision and reliability of our estimates are subject to uncertainty. Among the factors that we consider in our qualitative assessment are general economic conditions and the competitive environment; actual and projected reporting unit financial performance; forward-looking business measurements; and external market assessments. To determine the fair values of our reporting units for a quantitative analysis, we typically utilize detailed financial projections, which include significant variables, such as projected rates of revenue growth, profitability and cash flows, as well as assumptions regarding discount rates, our weighted average cost of capital and other data.

Our most recent annual impairment test of goodwill was a quantitative analysis conducted during the quarter ended September 30, 2025 that indicated an impairment of our Digital Markets reporting unit. During the three months ended September 30, 2025, ongoing weakness in the market as well as changes in our internal organization structure prompted a revision to the long-term earnings forecast for the Digital Markets business. As a result, during the year ended December 31, 2025 a goodwill impairment loss of $150.0 million was recognized in the Digital Markets reporting unit, which is included in Other for segment reporting purposes. The fair value of that reporting unit was estimated using a combination of the expected present value of future cash flows and market approach. Subsequent to completing our 2025 annual impairment test, no events or changes in circumstances were noted that required an interim goodwill impairment test. Note 1 — Business and Significant Accounting Policies and Note 3 — Goodwill and Intangible Assets in the Notes to Consolidated Financial Statements provide additional information regarding our goodwill and amortizable intangible assets.

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

	Year Ended December 31, 2025	Year Ended December 31, 2024	Increase (Decrease)	Percentage Increase (Decrease)
Total revenues	$6,497,226	$6,267,411	$229,815	4%
Costs and expenses:
Cost of services and product development	2,053,575	2,023,022	30,553	2
Selling, general and administrative	3,067,631	2,884,814	182,817	6
Depreciation	118,015	112,083	5,932	5
Amortization of intangibles	82,294	90,232	(7,938)	(9)
Acquisition and integration charges	—	973	(973)	nm
Goodwill impairment	150,000	—	150,000	nm
Operating income	1,025,711	1,156,287	(130,576)	(11)
Interest expense, net	(60,561)	(69,488)	(8,927)	(13)
Gain on event cancellation insurance claims	—	300,000	(300,000)	nm
Other income, net	2,968	575	2,393	416
Less: Provision for income taxes	238,887	133,659	105,228	79
Net income	$729,231	$1,253,715	$(524,484)	(42)%
nm = not meaningful

Total revenues for 2025 were $6.5 billion, an increase of $229.8 million compared to 2024, or 4% on a reported basis and 3% excluding the foreign currency impact. The tables below present (i) revenues by geographic region (based on where the sale is fulfilled) and (ii) revenues by segment for the years indicated (in thousands).

Primary Geographic Market	Year Ended December 31, 2025	Year Ended December 31, 2024	Increase	Percentage Increase
United States and Canada	$4,032,601	$4,017,730	$14,871	—%
Europe, Middle East and Africa	1,693,732	1,517,815	175,917	12
Other International	770,893	731,866	39,027	5
Total revenues	$6,497,226	$6,267,411	$229,815	4%

Segment	Year Ended December 31, 2025	Year Ended December 31, 2024	Increase	Percentage Increase
Insights	$5,072,570	$4,829,051	$243,519	5%
Conferences	644,743	583,224	61,519	11
Consulting	552,499	558,537	(6,038)	(1)
Other	227,414	296,599	(69,185)	(23)
Total revenues	$6,497,226	$6,267,411	$229,815	4%

Refer to the section of this MD&A below entitled “Segment Results” for a discussion of revenues and results by segment.

Cost of services and product development was $2.1 billion in 2025, an increase of $30.6 million compared to 2024, or 2% on a reported basis and 1% excluding the foreign currency impact. The increase in Cost of services and product development was primarily due to a $44.1 million increase in personnel expenses associated with merit increases as well as a $13.4 million increase in conference expenses due to an increase in the number of conferences, partially offset by a decrease in product and content delivery expenses. Cost of services and product development as a percent of revenues was 32% for both 2025 and 2024.

Selling, general and administrative (“SG&A”) expense was $3.1 billion in 2025, an increase of $182.8 million compared to 2024, or 6% on both a reported basis and excluding the foreign currency impact. The increase in SG&A during the year ended December 31, 2025, as compared to the prior fiscal year, was primarily a result of a $150.1 million increase in personnel expenses due to merit increases and higher average headcount, as well as a $56.6 million increase in workforce reduction expenses.

The number of quota-bearing sales associates in Global Technology Sales decreased by 3% to 3,704 and in Global Business Sales decreased by 1% to 1,280, compared to December 31, 2024. On a combined basis, the total number of quota-bearing sales associates decreased by 2% when compared to December 31, 2024. SG&A expense as a percent of revenues was 47% and 46% during 2025 and 2024, respectively.

Depreciation increased by 5% during 2025 compared to 2024. The increase for the year ended December 31, 2025 was primarily due to increased software additions during 2025 and 2024.

Amortization of intangibles decreased by 9% during 2025 compared to 2024 primarily due to certain intangible assets that became fully amortized in 2025.

Acquisition and integration charges decreased by $1.0 million during the year ended December 31, 2025, compared to the same period in 2024.

Goodwill impairment of $150.0 million during the year ended December 31, 2025, reflected a goodwill impairment loss recognized in the Digital Markets reporting unit.

Operating income was $1.03 billion and $1.16 billion during 2025 and 2024, respectively. The 11% decrease in operating income was primarily due to the goodwill impairment loss of $150.0 million, as well as an increase in selling, general and administrative expenses, partially offset by increased revenues.

Interest expense, net decreased by $8.9 million during 2025 compared to 2024. The decrease in interest expense, net was due to reduced interest expense on our interest rate swaps as well as increased interest income, primarily as a result of higher average cash balances than the prior year.

Gain on event cancellation insurance claims of $300.0 million during the year ended December 31, 2024 reflected proceeds from a settlement agreement to resolve litigation concerning the Company's event cancellation insurance for 2020 and 2021. The settlement resolved all remaining 2020 and 2021 event cancellation insurance claims.

Other income, net for the years presented herein included the net impact of foreign currency gains and losses from our hedging activities, as well as the recognition of certain tax incentives. During 2025 and 2024, Other income, net included a gain of $0.5 million and $3.9 million, respectively, on de-designated interest rate swaps.

Provision for income taxes was $238.9 million and $133.7 million during 2025 and 2024, respectively, with an effective income tax rate of 24.7% and 9.6% for 2025 and 2024, respectively. The 2024 provision for income taxes and effective income tax rate were lower than 2025 was due to net tax benefits of approximately $161.9 million recognized in 2024 as a result of an intercompany transfer of certain intellectual property in December 2024. Note 12 — Income Taxes in the Notes to Consolidated Financial Statements provides additional information regarding the Company’s income taxes.

Net income was $0.7 billion and $1.3 billion during 2025 and 2024, respectively. Additionally, our diluted net income per share decreased by $6.35 in 2025 compared to 2024. The decrease in net income during 2025 was primarily due to the goodwill impairment loss, the gain on event cancellation insurance claims in 2024, an increase in operating expenses and a higher provision for income taxes, partially offset by an increase in revenues.

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

Reportable Segments

The sections below present the results of the Company’s three reportable segments – Insights, Conferences and Consulting, as described below.

Insights

	Year Ended December 31, 2025	Year Ended December 31, 2024	Increase (Decrease)		Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$5,072,570	$4,829,051	$243,519		5%
Gross contribution (1)	$3,890,185	$3,696,833	$193,352		5%
Gross contribution margin	77%	77%	—	point	—
Business Measurements:
Contract Value (1), (3)	$5,155,000	$5,114,000	$41,000		1%
Global Technology Sales (2):
Contract value (1), (3)	$3,910,000	$3,911,000	$(1,000)		—%
Client retention	85%	84%	1	point	—
Wallet retention	96%	102%	(6)	points	—
Global Business Sales (2):
Contract value (1), (3)	$1,245,000	$1,203,000	$42,000		3%
Client retention	86%	87%	(1)	point	—
Wallet retention	99%	106%	(7)	points	—

(1)Dollars in thousands.
(2)Global Technology Sales includes sales to users and providers of technology. Global Business Sales includes sales to all other functional leaders.
(3)Contract values are on a foreign exchange neutral basis. Contract values as of December 31, 2024 have been calculated using the same foreign currency rates as 2025.

Insights revenues increased by $243.5 million during 2025 compared to 2024, or 5% on a reported basis and 4% excluding the foreign currency impact. The increase in revenues during 2025 was primarily due to Insights contract value growth in 2024. The gross contribution margin was 77% in both 2025 and 2024, as the increase in revenue was offset by an increase in personnel expenses.

Contract value increased to $5.2 billion at December 31, 2025, or 1% compared to December 31, 2024 on a foreign currency neutral basis. Approximately half of industry sectors grew mid single-digit rates or faster. Growth was led by the energy, banking and technology sectors, partially offset by a double digit decrease in public sector, primarily related to the US federal government. Global Technology Sales (“GTS”) contract value decreased slightly at December 31, 2025 when compared to December 31, 2024. The decrease in GTS contract value was primarily due to decreased spending from existing clients. GTS contract value increased by mid single-digit rates for all commercial enterprise sizes and mid-single digits or faster for the majority of industry sectors. Global Business Sales (“GBS”) contract value increased by 3% year-over-year primarily driven by business from new clients. The majority of our GBS practices achieved mid single-digit rates or faster growth rates, with all commercial enterprise sizes and the majority of sectors also growing mid single-digit rates or faster year-over-year. Public sector contract value decreased by double digits and high single digits for GTS and GBS, respectively.

GTS client retention was 85% and 84% as of December 31, 2025 and 2024, respectively, while wallet retention was 96% and 102%, as of December 31, 2025 and 2024, respectively. GBS client retention was 86% and 87% as of December 31, 2025 and 2024, respectively, while wallet retention was 99% and 106% as of December 31, 2025 and 2024, respectively. The decrease in GTS and GBS wallet retention was largely due to lower levels of spending by existing clients compared to the same period in 2024.

Conferences

	Year Ended December 31, 2025	Year Ended December 31, 2024	Increase (Decrease)		Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$644,743	$583,224		$61,519	11%
Gross contribution (1)	$322,844	$281,409		$41,435	15%
Gross contribution margin	50%	48%	2	points	—
Business Measurements:
Number of destination conferences (2)	53	51	2		4%
Number of destination conferences attendees (2)	83,727	86,625	(2,898)		(3)%

(1)Dollars in thousands.
(2)Single day, local meetings are excluded.

Conferences revenues increased by $61.5 million during 2025 compared to 2024, or 11% on a reported basis and 9% excluding the foreign currency impact. We held 53 and 51 destination conferences during the years ended December 31, 2025 and 2024, respectively. The increase in revenues for the year ended December 31, 2025 was primarily due to an increase of 15% in exhibitor revenue compared to the same period in 2024. The segment gross contribution margin was 50% and 48% in 2025 and 2024, respectively. The higher gross contribution margin during 2025 was primarily the result of the increase in revenue, partially offset by an increase in conference-related expenses.

Consulting

	As Of And For The Year Ended December 31, 2025	As Of And For The Year Ended December 31, 2024	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$552,499	$558,537	$(6,038)	(1)%
Gross contribution (1)	$186,430	$203,292	$(16,862)	(8)%
Gross contribution margin	34%	36%	(2) points	—
Business Measurements:
Backlog (1), (2)	$173,700	$187,200	$(13,500)	(7)%
Average billable headcount	940	956	(16)	(2)%
Consultant utilization	61%	65%	(4) points	—

(1)Dollars in thousands.
(2)Backlog is on a foreign currency neutral basis. Backlog as of December 31, 2024 has been calculated using the same foreign currency rates as 2025.

Consulting revenues decreased by $6.0 million during 2025 compared to 2024, or 1% on a reported basis and 2% excluding the foreign currency impact. The decrease in revenues on a reported basis was due to a 5% decrease in labor-based consulting, partially offset by a 11% increase in contract optimization. Contract optimization revenue may vary significantly and, as such, 2025 revenues may not be indicative of future results. The segment gross contribution margin was 34% and 36% in 2025 and 2024, respectively. The decrease in gross contribution margin during 2025 was primarily due to the decrease in revenue, as well as an increase in personnel expenses.

Backlog decreased by $13.5 million, or 7%, from December 31, 2024 to December 31, 2025.

LIQUIDITY AND CAPITAL RESOURCES

We finance our operations through cash generated from our operating activities and borrowings. Note 6 — Debt in the Notes to Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations. At December 31, 2025, we had $1.7 billion of cash and cash equivalents and approximately $1.0 billion of available borrowing capacity on the revolving credit facility under our 2024 Credit Agreement. We believe that the Company has adequate liquidity and access to capital markets to meet its currently anticipated needs for both the next twelve months and the foreseeable future.

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

Our cash and cash equivalents are held in numerous locations throughout the world with 57% held overseas at December 31, 2025. We continue to assert our intention to reinvest substantially all remaining accumulated undistributed foreign earnings, except in instances where repatriation would result in minimal additional tax.

The table below summarizes the changes in the Company’s cash balances for the years indicated (in thousands).

	Year Ended December 31,		Increase (Decrease)
	2025	2024
Cash provided by operating activities	$1,290,365	$1,484,922	$(194,557)
Cash used in by investing activities	(115,142)	(103,737)	(11,405)
Cash used in financing activities	(1,439,718)	(710,143)	(729,575)
Net (decrease) increase in cash and cash equivalents and restricted cash	(264,495)	671,042	(935,537)
Effects of exchange rates	53,869	(57,494)	111,363
Beginning cash and cash equivalents and restricted cash	1,933,147	1,319,599	613,548
Ending cash and cash equivalents	$1,722,521	$1,933,147	$(210,626)

Operating

Cash provided by operating activities was $1.3 billion and $1.5 billion in 2025 and 2024, respectively. The year-over-year decrease was primarily due to the $300.0 million of insurance proceeds received during 2024, partially offset by the improved timing of collections and lower income tax payments.

Investing

Cash used in investing activities was $115.1 million and $103.7 million in 2025 and 2024, respectively. The year-over-year increase was primarily the result of higher leasehold improvements expenditures.

Financing

Cash used in financing activities was $1.4 billion and $0.7 billion in 2025 and 2024, respectively. During the 2025 period, we used $2.0 billion of cash for share repurchases. In November 2025, we issued $350.0 million of senior notes due in 2031 and $450.0 million of senior notes due in 2035. A portion of the proceeds were used to repay the $274.4 million then outstanding under the 2024 Credit Agreement. During the 2024 period, we used $0.7 billion of cash for share repurchases. In March 2024, we borrowed $274.4 million under the 2024 Credit Agreement. The initial borrowing was used to repay the outstanding amounts under the 2020 Credit Agreement.

OBLIGATIONS AND COMMITMENTS

Debt

As of December 31, 2025, the Company had $3.0 billion of principal amount of debt outstanding. Note 6 — Debt in the Notes to Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations. From time to time, the Company may seek to retire or repurchase its outstanding debt through various methods including open market repurchases, negotiated block transactions, or otherwise, all or some of which may be effected through Rule 10b5-1 plans. Such transactions, if any, depend on prevailing market conditions, our liquidity and capital requirements, contractual restrictions, and other factors, and may involve material amounts.

Off-Balance Sheet Arrangements

Through December 31, 2025, the Company has not entered into any material off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

Contractual Cash Commitments

The table below summarizes the Company’s future contractual cash commitments as of December 31, 2025 (in thousands).

Commitment Description	Due In Less Than 1 Year	Due In 2-3 Years	Due In 4-5 Years	Due In More Than 5 Years	Total
Debt – principal, interest, and commitment fees (1)	$116,746	$1,046,053	$1,556,773	$934,662	$3,654,234
Operating leases (2)	115,209	152,543	71,457	100,412	439,621
Deferred compensation arrangements (3)	19,548	23,772	12,917	122,094	178,331
Other (4)	55,703	161,676	136,654	64,199	418,232
Totals	$307,206	$1,384,044	$1,777,801	$1,221,367	$4,690,418

(1)Principal repayments of the Company’s debt obligations were classified in the above table based on the contractual repayment dates. Interest payments were based on the effective interest rates as of December 31, 2025. Commitment fees were based on unused balances and commitment rates as of December 31, 2025. Note 6 — Debt in the Notes to Consolidated Financial Statements provides information regarding the Company’s debt obligations.
(2)The Company leases various facilities, automobiles, computer equipment and other assets under non-cancelable operating lease agreements expiring between 2026 and 2038. The total commitment excludes approximately $107.7 million of estimated future cash receipts from the Company’s subleasing arrangements. Note 1 — Business and Significant Accounting Policies and Note 7 — Leases in the Notes to Consolidated Financial Statements provide additional information regarding the Company’s leases.
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

RECENTLY ISSUED ACCOUNTING STANDARDS

The FASB has issued accounting standards that had not yet become effective as of December 31, 2025 and may impact the Company’s consolidated financial statements or its disclosures in future periods. Note 1 — Business and Significant Accounting Policies in the Notes to Consolidated Financial Statements provides information regarding those accounting standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK

As of December 31, 2025, the Company had $3.0 billion in total debt principal outstanding. None of the Company’s total debt outstanding as of December 31, 2025 was based on a floating base rate of interest. Note 6 — Debt in the Notes to Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations.

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

Translation risk arises as our foreign currency assets and liabilities are translated into U.S. dollars because the functional currencies of our foreign operations are generally denominated in the local currency. Adjustments resulting from the translation of these assets and liabilities are deferred and recorded as a component of stockholders’ equity. A measure of the potential impact of foreign currency translation can be determined through a sensitivity analysis of our cash and cash equivalents. At December 31, 2025, we had $1.7 billion of cash and cash equivalents, with a substantial portion denominated in foreign currencies. If the exchange rates of the foreign currencies we hold all changed in comparison to the U.S. dollar by 10%, the amount of cash and cash equivalents we would have reported on December 31, 2025 could have increased or decreased by approximately $116.3 million. The translation of our foreign currency revenues and expenses historically has not had a material impact on our consolidated earnings because movements in and among the major currencies in which we operate tend to impact our revenues and expenses fairly equally. However, our earnings could be impacted during periods of significant exchange rate volatility, or when some or all of the major currencies in which we operate move in the same direction against the U.S. dollar.

Transaction risk arises when we enter into a transaction that is denominated in a currency that may differ from the local functional currency. As these transactions are translated into the local functional currency, a gain or loss may result, which is recorded in current period earnings. We typically enter into foreign currency forward exchange contracts to mitigate the effects of some of this foreign currency transaction risk. Our outstanding foreign currency forward exchange contracts as of December 31, 2025 had an immaterial net unrealized gain.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements for 2025, 2024 and 2023, together with the reports of KPMG LLP, our independent registered public accounting firm, are included herein in this Annual Report on Form 10-K.

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

Management conducted an evaluation, as of December 31, 2025, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2025, the Company’s disclosure controls and procedures were effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment was reviewed with the Audit Committee of the Board of Directors.

Based on its assessment of internal control over financial reporting, management has concluded that, as of December 31, 2025, Gartner’s internal control over financial reporting was effective. The effectiveness of management’s internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K in Part IV, Item 15.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Insider Trading Arrangements

No director or Section 16 officer adopted or terminated a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5–1 trading arrangement during the three months ended December 31, 2025.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required to be furnished pursuant to this item is incorporated by reference from the information set forth under the captions “The Board of Directors,” “Proposal One: Election of Directors,” “Executive Officers,” “Corporate Governance,” “Delinquent Section 16(a) Reports” (if necessary) and “Proxy and Voting Information — Available Information” in the Company’s 2026 Proxy Statement. See also Item 1. Business — Available Information.

ITEM 11. EXECUTIVE COMPENSATION.

The information required to be furnished pursuant to this item is incorporated by reference from the information set forth under the captions “Compensation Discussion & Analysis,” “Compensation Tables and Narrative Disclosures,” “Compensation Committee Report,” “The Board of Directors - Compensation of Directors,” “The Board of Directors - Director Compensation Table,” “Corporate Governance - Risk Oversight - Risk Assessment of Compensation Policies and Practices,” and “Corporate Governance - Compensation Committee” in the Company’s 2026 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required to be furnished pursuant to this item is incorporated by reference from the information set forth under the captions “Compensation Tables and Narrative Disclosures — Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2026 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required to be furnished pursuant to this item is incorporated by reference from the information set forth under the captions “Transactions With Related Persons” and “Corporate Governance — Director Independence” in the Company’s 2026 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required to be furnished pursuant to this item is incorporated by reference from the information set forth under the caption “Proposal Three: Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s 2026 Proxy Statement.

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

3. Exhibits

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
3.1	Restated Certificate of Incorporation of the Company (Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 6, 2005).

3.2	Amended and restated By-laws of Gartner, Inc, effective October 30, 2025. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on November 4, 2025).

4.1	Indenture (including form of Notes), dated as of June 22, 2020, among Gartner, Inc., the guarantors named therein and U.S. Bank National Association, as a trustee, relating to the $800,000,000 aggregate principal amount of 4.500% Senior Notes due 2028 (Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 23, 2020).

4.2	Indenture (including form of Notes), dated as of September 28, 2020, among Gartner, Inc., the guarantors named therein and U.S. Bank National Association, as a trustee, relating to the $800,000,000 aggregate principal amount of 3.750% Senior Notes due 2030 (Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2020).

4.3	Indenture (including form of Notes), dated as of June 18, 2021, among Gartner, Inc., the guarantors named therein and U.S. Bank National Association, as a trustee, relating to the $600,000,000 aggregate principal amount of 3.625% Senior Notes due 2029 (Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 21, 2021).

4.4
Indenture, dated as of November 20, 2025, between Gartner, Inc., as issuer, and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 20, 2025).

4.5
First Supplemental Indenture (including form of Notes), dated as of November 20, 2025, among Gartner, Inc., the guarantors named therein and U.S. Bank National Association, as a trustee, relating to the $350,000,000 aggregate principal amount of 4.950% Senior Notes due 2031 (Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 20, 2025)

4.6
Second Supplemental Indenture (including form of Notes), dated as of November 20, 2025, among Gartner, Inc., the guarantors named therein and U.S. Bank National Association, as a trustee, relating to the $450,000,000 aggregate principal amount of 5.600% Senior Notes due 2035 (Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 20, 2025)

4.7	Description of Gartner, Inc.’s Common Stock (Incorporated by reference from the Company’s Annual Report on Form 10-K filed on February 23, 2022).

10.1	Credit Amendment, dated as of March 26, 2024, among Gartner, Inc., the lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 1, 2024).

10.2	Executive Performance Bonus Plan, effective January 1, 2024 (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 1, 2023).

10.3+	2011 Employee Stock Purchase Plan, as amended and restated, as of May 1, 2024 (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on April 30, 2024).

10.4+	Long-Term Incentive Plan, June 1, 2023 Amendment and Restatement (Incorporated by reference from the Company’s Proxy Statement (Schedule 14A) filed on April 17, 2023).

10.5+	Second Amended and Restated Employment Agreement between Eugene A. Hall and the Company dated as of February 14, 2019 (Incorporated by reference from the Company’s Annual Report on Form 10-K filed on February 22, 2019).

10.6+	Amendment to Employment Agreement between Eugene A. Hall and the Company dated as of April 29, 2021 (Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 5, 2021).

10.7+	Second Amendment to Employment Agreement between Eugene A. Hall and the Corporation effective as of July 1, 2024 (Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 1, 2024).

10.8+	Company Deferred Compensation Plan, effective January 1, 2009 (Incorporated by reference from the Company’s Annual Report on Form 10-K filed on February 20, 2009).

10.9+	Form of 2023 Stock Appreciation Right Agreement for executive officers (Incorporated by reference from the Company’s Annual Report on Form 10-K filed on February 16, 2023).

10.10+	Form of 2023 Performance Stock Unit Agreement for executive officers (Incorporated by reference from the Company’s Annual Report on Form 10-K filed on February 16, 2023).

10.11+	Form of 2024 Stock Appreciation Right Agreement for executive officers (Incorporated by reference from the Company’s Annual Report on Form 10-K filed on February 15, 2024.).

10.12+	Form of 2024 Performance Stock Unit Agreement for executive officers (Incorporated by reference from the Company’s Annual Report on Form 10-K filed on February 15, 2024.).

10.13+	Form of Restricted Stock Unit Agreement for executive officers (Incorporated by reference from the Company’s Annual Report on Form 10-K filed on February 15, 2024.).

10.14+	Form of 2025 Stock Appreciation Right Agreement for executive officers (Incorporated by reference from the Company’s Annual Report on Form 10-K filed on February 13, 2025).

10.15+	Form of 2025 Performance Stock Unit Agreement for executive officers ( (Incorporated by reference from the Company’s Annual Report on Form 10-K filed on February 13, 2025).

10.16*+	Form of 2026 Stock Appreciation Right Agreement for executive officers.

10.17*+	Form of 2026 Performance Stock Unit Agreement for executive officers.

10.18+	Form of Restricted Stock Unit Agreement for non-employee directors (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 1, 2018).

10.19+	Enhanced Executive Rewards Policy (Incorporated by reference from the Company’s Annual Report on Form 10-K filed on February 15, 2024).

19.1	Insider Trading Policy (Incorporated by reference from the Company’s Annual Report on Form 10-K filed on February 13, 2025).

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (see Signature Page).

31.1*	Certification of chief executive officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of chief financial officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

97+	Gartner, Inc. Compensation Recoupment (Clawback) Policy (Incorporated by reference from the Company’s Annual Report on Form 10-K filed on February 15, 2024).

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

104*	Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101).

*	Filed with this document.
+	Management compensation plan or arrangement.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Gartner, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 12, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Unrecognized tax benefits

As discussed in Note 1 to the consolidated financial statements, the Company recognizes the tax benefit from an uncertain tax position when it believes such position is more likely than not of being sustained if challenged. As of December 31, 2025, the Company has recorded gross unrecognized tax benefits of $301.6 million.

Recognized tax positions are measured at the largest amount of benefit with greater than a 50 percent likelihood of being realized. The Company uses estimates and assumptions in determining the amount of unrecognized tax benefits.

We identified the assessment of unrecognized tax benefits related to transfer pricing as a critical audit matter. Complex auditor judgement was required in evaluating the Company’s interpretation of tax law and its estimate of the ultimate resolution of its tax positions.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s unrecognized tax benefits process, including transfer pricing positions. We involved tax and transfer pricing professionals with specialized skills and knowledge, who assisted in assessing unrecognized tax benefits by:

•evaluating the Company’s interpretation of tax laws and income tax consequences of intercompany transactions

•assessing transfer pricing practices for compliance with relevant tax laws and regulations

•analyzing the Company’s tax positions and determination of unrecognized tax benefits, including the associated effect in other jurisdictions.

In addition, we evaluated the Company’s ability to estimate its unrecognized tax benefits by comparing historical unrecognized tax benefits to actual results upon conclusion of examinations by applicable taxing authorities.

/s/ KPMG LLP

We have served as the Company’s auditor since 1996.

New York, New York
February 12, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Gartner, Inc.:
Opinion on Internal Control Over Financial Reporting

We have audited Gartner, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 12, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

New York, New York
February 12, 2026

GARTNER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$1,722,521	$1,933,147
Fees receivable, net of allowances of $5,000 and $8,500, respectively	1,684,522	1,696,225
Deferred commissions	400,728	413,914
Prepaid expenses and other current assets	152,205	153,245
Assets held-for-sale	106,361	—
Total current assets	4,066,337	4,196,531
Property, equipment and leasehold improvements, net	214,183	242,968
Operating lease right-of-use assets	213,997	257,419
Goodwill	2,740,802	2,930,205
Intangible assets, net	336,303	409,689
Other assets	513,778	497,859
Total Assets	$8,085,400	$8,534,671
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,236,533	$1,206,089
Deferred revenues	2,810,056	2,762,927
Current portion of long-term debt	5,000	—
Liabilities held-for-sale	20,503	—
Total current liabilities	4,072,092	3,969,016
Long-term debt, net of deferred financing fees and discounts	2,976,674	2,459,915
Operating lease liabilities	270,200	339,779
Other liabilities	446,526	406,792
Total Liabilities	7,765,492	7,175,502
Stockholders’ Equity:
Preferred stock:
$0.01 par value, authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock:
$0.0005 par value, 250,000,000 shares authorized; 163,602,067 shares issued for both periods	82	82
Additional paid-in capital	2,679,101	2,497,130
Accumulated other comprehensive loss, net	(41,015)	(88,333)
Accumulated earnings	6,722,238	5,993,007
Treasury stock, at cost, 92,752,769 and 86,222,214 common shares, respectively	(9,040,498)	(7,042,717)
Total Stockholders’ Equity	319,908	1,359,169
Total Liabilities and Stockholders’ Equity	$8,085,400	$8,534,671

See Notes to Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Insights	$5,072,570	$4,829,051	$4,516,035
Conferences	644,743	583,224	505,164
Consulting	552,499	558,537	514,746
Other	227,414	296,599	371,011
Total revenues	6,497,226	6,267,411	5,906,956
Costs and expenses:
Cost of services and product development	2,053,575	2,023,022	1,903,240
Selling, general and administrative	3,067,631	2,884,814	2,701,542
Depreciation	118,015	112,083	98,645
Amortization of intangibles	82,294	90,232	92,458
Acquisition and integration charges	—	973	9,587
Goodwill impairment	150,000	—	—
Gain from sale of divested operation	—	—	(135,410)
Total costs and expenses	5,471,515	5,111,124	4,670,062
Operating income	1,025,711	1,156,287	1,236,894
Interest income	64,716	61,558	38,526
Interest expense	(125,277)	(131,046)	(132,772)
Gain on event cancellation insurance claims	—	300,000	3,077
Other income, net	2,968	575	1,404
Income before income taxes	968,118	1,387,374	1,147,129
Provision for income taxes	238,887	133,659	264,663
Net income	$729,231	$1,253,715	$882,466

Net income per share:
Basic	$9.68	$16.12	$11.17
Diluted	$9.65	$16.00	$11.08
Weighted average shares outstanding:
Basic	75,355	77,785	79,004
Diluted	75,605	78,338	79,680

See Notes to Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)

	Year Ended December 31,
	2025	2024	2023
Net income	$729,231	$1,253,715	$882,466
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	38,248	(26,881)	11,677
Interest rate swaps - net change in deferred gain or loss	9,800	14,362	15,086
Pension plans - net change in deferred actuarial gain or loss	(730)	517	(1,484)
Other comprehensive income (loss), net of tax	47,318	(12,002)	25,279
Comprehensive income	$776,549	$1,241,713	$907,745

See Notes to Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Accumulated Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2022	$82	$2,179,604	$(101,610)	$3,856,826	$(5,707,104)	$227,798
Net income	—	—	—	882,466	—	882,466
Other comprehensive income	—	—	25,279	—	—	25,279
Issuances under stock plans	—	10,844	—	—	14,368	25,212
Common share repurchases (including excise tax)	—	—	—	—	(609,962)	(609,962)
Stock-based compensation expense	—	129,841	—	—	—	129,841
Balance at December 31, 2023	82	2,320,289	(76,331)	4,739,292	(6,302,698)	680,634
Net income	—	—	—	1,253,715	—	1,253,715
Other comprehensive loss	—	—	(12,002)	—	—	(12,002)
Issuances under stock plans	—	22,057	—	—	6,227	28,284
Common share repurchases (including excise tax)	—	—	—	—	(746,246)	(746,246)
Stock-based compensation expense	—	154,784	—	—	—	154,784
Balance at December 31, 2024	82	2,497,130	(88,333)	5,993,007	(7,042,717)	1,359,169
Net income	—	—	—	729,231	—	729,231
Other comprehensive income	—	—	47,318	—	—	47,318
Issuances under stock plans	—	26,094	—	—	6,470	32,564
Common share repurchases (including excise tax)	—	—	—	—	(2,004,251)	(2,004,251)
Stock-based compensation expense	—	155,877	—	—	—	155,877
Balance at December 31, 2025	$82	$2,679,101	$(41,015)	$6,722,238	$(9,040,498)	$319,908

See Notes to Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended December 31,
	2025	2024	2023
Operating activities:
Net income	$729,231	$1,253,715	$882,466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	200,309	202,315	191,103
Stock-based compensation expense	155,877	154,784	129,841
Deferred taxes	828	(162,081)	(64,173)
Goodwill impairment	150,000	—	—
Gain from sale of divested operation	—	—	(135,410)
Loss on impairment of lease related assets, net	4,766	10,909	20,368
Reduction in the carrying amount of operating lease right-of-use assets	64,196	65,742	70,207
Amortization and write-off of deferred financing fees and unamortized discounts	4,288	4,591	4,689
Gain on de-designated swaps	(489)	(3,870)	(3,925)
Changes in assets and liabilities, net of acquisitions and divestitures:
Fees receivable, net	38,027	(137,768)	(24,662)
Deferred commissions	25,250	(41,555)	(13,716)
Prepaid expenses and other current assets	1,760	(28,933)	(7,893)
Other assets	(30,939)	(43,503)	(34,528)
Deferred revenues	(41,944)	181,180	169,917
Accounts payable and accrued and other liabilities	(10,795)	29,396	(28,547)
Cash provided by operating activities	1,290,365	1,484,922	1,155,737
Investing activities:
Additions to property, equipment and leasehold improvements	(115,142)	(101,737)	(103,124)
Acquisitions - cash paid (net of cash acquired)	—	(2,000)	(3,800)
Proceeds from sale of divested operation	—	—	161,081
Cash (used in) provided by investing activities	(115,142)	(103,737)	54,157
Financing activities:
Proceeds from employee stock purchase plan	32,450	28,187	25,107
Proceeds from issuance of long-term debt, net of discounts	799,859	—	—
Payments for deferred financing fees	(6,480)	(2,972)	—
Proceeds from revolving credit facility	—	274,400	—
Payments on revolving credit facility	(274,400)	—	—
Payments on long-term debt	—	(274,400)	(7,800)
Purchases of treasury stock	(1,991,147)	(735,358)	(606,188)
Cash used in financing activities	(1,439,718)	(710,143)	(588,881)
Net (decrease) increase in cash and cash equivalents and restricted cash	(264,495)	671,042	621,013
Effects of exchange rates on cash and cash equivalents and restricted cash	53,869	(57,494)	(13)
Cash and cash equivalents and restricted cash, beginning of year	1,933,147	1,319,599	698,599
Cash and cash equivalents and restricted cash, end of year	$1,722,521	$1,933,147	$1,319,599

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$99,503	$100,085	$119,038
Income taxes, net of refunds received	$209,557	$312,895	$306,682
See Notes to Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Business and Significant Accounting Policies

Business. Gartner, Inc. (NYSE: IT) delivers actionable, objective business and technology insights that drive smarter decisions and stronger performance on an organization’s mission-critical priorities.

We are a trusted advisor and an objective resource for over 13,000 enterprises in approximately 90 countries and territories — across all major functions, in every industry and enterprise size.

Segments. Gartner delivers its products and services globally through three reportable segments – Business and Technology Insights (or “Insights”), Conferences, and Consulting. Note 9 — Revenue and Related Matters and Note 16 — Segment Information describe the products and services offered by each of our segments and provide additional financial information for those segments. In the second quarter of 2025, we renamed our segment previously referred to as Research to Business and Technology Insights (or “Insights”) to reflect the nature of the value we provide to clients. In the third quarter of 2025, we changed the structure of our internal organization and concluded that Gartner Digital Markets (“Digital Markets”) was an operating segment but does not meet the criteria of a reportable segment. Accordingly, Digital Markets results are now included in “Other” where segment information is provided. Digital Markets was previously included in our Insights segment. Prior periods have been recast to conform to current period presentation.

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

The fiscal year of Gartner is the twelve-month period from January 1 through December 31. All references to 2025, 2024 and 2023 herein refer to the fiscal year unless otherwise indicated. When used in these notes, the terms “Gartner,” the “Company,” “we,” “us” or “our” refer to Gartner, Inc. and its consolidated subsidiaries.

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

Business acquisitions. The Company accounts for business acquisitions in accordance with the acquisition method of accounting as prescribed by FASB ASC Topic 805. The acquisition method of accounting requires the Company to record the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with certain exceptions. Any excess of the consideration transferred over the estimated fair value of the net assets acquired, including identifiable intangible assets, is recorded as goodwill. Under the acquisition method, the operating results of acquired companies are included in the Company’s Consolidated Financial Statements beginning on the date of acquisition. The Company completed business acquisitions in 2023 and 2022. Note 2 — Acquisition and Divestiture provides additional information regarding those business acquisitions.
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

Charges that are directly related to the Company’s acquisitions are expensed as incurred and classified as Acquisition and integration charges in the Consolidated Statements of Operations. Note 2 — Acquisition and Divestiture provides additional information regarding the Company’s Acquisition and integration charges.

Revenue recognition. The Company’s revenue by significant source is accounted for as follows:

•Insights revenues are mainly derived from subscription contracts for insights products. The related revenues are deferred and recognized ratably over the applicable contract term.

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

The majority of the Company’s Insights contracts are billable upon signing, absent special terms granted on a limited basis from time to time. Insights contracts are generally non-cancellable and non-refundable, except for government contracts that may have cancellation or fiscal funding clauses. When a subscription contract is invoiced, the Company records the billable amount as a fee receivable, representing its legally enforceable right to payment. The corresponding amount is recognized as deferred revenue until the underlying services are provided and control is transferred to the customer. In certain instances, the Company may have satisfied its performance obligations and earned revenue prior to invoicing the customer. In such cases, the Company records an unbilled receivable, which represents its right to payment for services already delivered but not yet billed. Fees derived from assisting organizations in selecting the right business software for their needs are recognized when the leads are provided to vendors. Note 9 — Revenue and Related Matters provides additional information regarding the Company’s business and revenues.

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

	December 31,
	2025	2024	2023	2022
Cash and cash equivalents	$1,722,521	$1,933,147	$1,318,999	$697,999
Restricted cash classified in (1):
Prepaid expenses and other current assets	—	—	600	—
Other assets	—	—	—	600
Cash and cash equivalents and restricted cash per the Consolidated Statements of Cash Flows	$1,722,521	$1,933,147	$1,319,599	$698,599

(1)Restricted cash consisted of an escrow account established in connection with one of the Company’s business acquisitions. Generally, such cash is restricted to use due to provisions contained in the underlying acquisition agreement. During the year ended December 31, 2024, the Company paid $0.6 million of restricted cash for deferred consideration related to a 2022 acquisition.

Leases. FASB ASC Topic 842 (“ASC 842”) requires accounting for leases under a right-of-use model whereby a lessee must record a right-of-use asset and a related lease liability on its balance sheet for most of its leases. Under ASC 842, leases are classified as either operating or finance arrangements, with such classification affecting the pattern of expense recognition in an entity’s income statement. For operating leases, ASC 842 requires recognition in an entity’s income statement of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. In connection with the continuing evaluation of its existing real estate portfolio, the Company reviewed certain of its right-of-use assets and related other long-lived assets for impairment under FASB ASC Topic 360 (“ASC 360”). As a result of the evaluation, the Company recognized impairment losses of $4.8 million, $10.9 million, and $20.4 million during the years ended December 31, 2025, 2024 and 2023, respectively. Note 7 — Leases provides additional information regarding the Company’s leases.

Property, equipment and leasehold improvements. Equipment, leasehold improvements and other fixed assets owned by the Company are recorded at cost less accumulated depreciation and amortization. Fixed assets, other than leasehold improvements, are depreciated using the straight-line method over the estimated useful life of the underlying asset. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the improvement or the remaining term of the related lease. Depreciation and amortization expense for fixed assets was $118.0 million, $112.1 million and $98.6 million in 2025, 2024 and 2023, respectively. Property, equipment and leasehold improvements, net are presented in the table below (in thousands).

	Useful Life	December 31,
Category	(Years)	2025	2024
Computer equipment and software	2 - 7	$345,968	$387,362
Furniture and equipment	3 - 8	72,462	71,026
Leasehold improvements	2 - 15	191,874	190,451
Total cost		610,304	648,839
Less — accumulated depreciation and amortization		(396,121)	(405,871)
Property, equipment and leasehold improvements, net		$214,183	$242,968

The Company incurs costs to develop internal-use software used in its operations. Certain of those costs that meet the criteria in FASB ASC Topic 350 are capitalized and amortized over future periods. Net capitalized internal-use software development costs were $101.8 million and $122.0 million at December 31, 2025 and 2024, respectively, and are included in Computer equipment and software in the table above. Amortization expense for capitalized internal-use software development costs, which is included with Depreciation in the Consolidated Statements of Operations, totaled $68.4 million, $60.1 million and $47.8 million in 2025, 2024 and 2023, respectively.

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

The Company’s most recent annual impairment test of goodwill was a quantitative analysis conducted during the quarter ended September 30, 2025 that indicated an impairment of the Company’s Digital Markets reporting unit. During the three months ended September 30, 2025, ongoing weakness in the market as well as changes in the Company’s internal organization structure prompted a revision to the long-term earnings forecast for the Digital Markets business. During the year end ended December 31, 2025, a goodwill impairment loss of $150.0 million was recognized in the Digital Markets reporting unit. The fair value of that reporting unit was estimated using a combination of the expected present value of future cash flows and market approach. Subsequent to completing the 2025 annual impairment test, no events or changes in circumstances were noted that required an interim goodwill impairment test. Note 3 — Goodwill and Intangible Assets provides additional information regarding the Company’s goodwill.

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

Currency transaction gains or losses arising from transactions denominated in currencies other than the functional currency of a subsidiary are recognized in results of operations as part of Other income, net in the Consolidated Statements of Operations. The Company had net currency transaction gains / (losses) of $6.0 million, $(6.9) million and $(6.0) million in 2025, 2024 and 2023, respectively. The Company enters into foreign currency forward exchange contracts to mitigate the effects of adverse fluctuations in foreign currency exchange rates on certain transactions. Those contracts generally have short durations and are recorded at fair value with both realized and unrealized gains and losses recorded in Other income, net. The net (loss) / gain from foreign currency forward exchange contracts was $(3.4) million, $2.5 million and $1.9 million in 2025, 2024 and 2023, respectively. Note 13 — Derivatives and Hedging provides additional information regarding the Company’s foreign currency forward exchange contracts.

Fair value disclosures. The Company has a limited number of assets and liabilities that are adjusted to fair value at each balance sheet date. The Company’s required fair value disclosures are provided at Note 14 — Fair Value Disclosures.

Concentrations of credit risk. Assets that may subject the Company to concentration of credit risk consist primarily of short-term, highly liquid investments classified as cash equivalents, fees receivable, contract assets, interest rate swaps and a pension reinsurance asset. The majority of the Company’s cash equivalent investments and its interest rate swap contracts are with investment grade commercial banks. Fees receivable and contract asset balances deemed to be collectible from customers have limited concentration of credit risk due to the Company’s diverse customer base and geographic dispersion. The Company’s pension reinsurance asset (see Note 15 — Employee Benefits) is maintained with a large international insurance company that was rated investment grade as of December 31, 2025 and 2024.

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

Adoption of new accounting standard. The Company adopted the accounting standard described below during 2025.

Income Taxes— In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU No. 2023-09”). The amendments in this ASU are expected to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 requires entities to enhance income tax disclosures primarily related to the rate reconciliation and income taxes paid information. Companies will need to disaggregate the disclosure of income taxes paid (net of refunds received) by federal, state, and foreign taxes on an annual basis. Additionally, on an annual basis, companies would disclose income taxes paid disaggregated by individual jurisdiction using a quantitative threshold of 5% of total income taxes paid. Public business entities would also be required to provide, on an annual basis, rate reconciliation information by specific categories, including state and local income tax, the effect of cross-border tax laws, foreign tax effects, changes in prior year unrecognized tax benefits, and tax credits, among others. Additionally, some categories would then require disaggregation based on a quantitative threshold of 5%. The foreign tax effect category requires disaggregation by both jurisdiction and nature. The ASU also requires additional qualitative disclosures. All public entities will be required to report income tax information in accordance with the new guidance starting in annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 effective with the 2025 10-K and the adoption only impacted its disclosures with no impacts to the Company's results of operations, cash flows, or financial condition. The Company has elected prospective adoption of ASU No. 2023-09.

Accounting standards issued but not yet adopted. The FASB has issued accounting standards that have not yet become effective as of December 31, 2025 and may impact the Company’s Consolidated Financial Statements or related disclosures in future periods. The standards and their potential impacts are discussed below.

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

Internal-use Software— In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40). The amendments in this ASU remove all references to project stages, and requires entities to start capitalizing software costs when (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. The amendments are effective for annual periods with fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The Company expects this ASU will not have a material impact to the Company's results of operations, cash flows, or financial condition.

Note 2 — Acquisition and Divestiture

Acquisition

Year Ended December 31, 2023

In September 2023, the Company acquired 100% of a formerly independent sales agent of Gartner Insights products in the Czech Republic for an aggregate purchase price of $7.9 million, including cash acquired and deferred consideration. During the year ended December 31, 2024, the Company paid $2.0 million of deferred consideration.

Divestiture

In February 2023, the Company completed the sale of a non-core business, TalentNeuron, for approximately $161.1 million after consideration of post-close adjustments. The Company recorded a pre-tax gain of $135.4 million on the sale of TalentNeuron, which is included in Gain from sale of divested operation in the Consolidated Statement of Operations for the year ended December 31, 2023. TalentNeuron was included in the Company’s Insights segment.

Acquisition and Integration Charges

The Company recognized $1.0 million and $9.6 million of Acquisition and integration charges during 2024 and 2023, respectively. Acquisition and integration charges reflect additional costs and expenses resulting from the Company’s acquisitions and divestitures and include, among other items, professional fees and personnel related expenses.

Note 3 — Goodwill and Intangible Assets

Goodwill. The table below presents changes to the carrying amount of goodwill by segment during the two-year period ended December 31, 2025 (in thousands).

	Insights	Conferences	Consulting	Other	Total
Balance at December 31, 2023	$2,460,448	$183,997	$95,714	$197,101	$2,937,260
Additions due to an acquisition
Foreign currency translation impact	(6,568)	(77)	(410)	—	(7,055)
Balance at December 31, 2024	2,453,880	183,920	95,304	197,101	2,930,205
Impairment loss (1)	—	—	—	(150,000)	(150,000)
Reclassified as held-for-sale (2)	—	—	—	(49,057)	(49,057)
Foreign currency translation impact	6,435	132	1,131	1,956	9,654
Balance at December 31, 2025	$2,460,315	$184,052	$96,435	$—	$2,740,802

Accumulated impairment loss (1)	$—	$—	$—	$(150,000)	$(150,000)

(1)The Company recognized an impairment loss of $150.0 million during the year ended December 31, 2025.
(2)Represents amounts reclassified to Assets held-for-sale due to the pending divestiture of the Company’s Digital Markets business. See Note 19 — Subsequent Events for additional information.

Finite-lived intangible assets. Changes in finite-lived intangible assets during the two-year period ended December 31, 2025 are presented in the tables below (in thousands).

December 31, 2025	Customer Relationships	Other	Total
Gross cost at December 31, 2024	1,071,917	10,200	$1,082,117
Intangible assets fully amortized	(73,589)	—	(73,589)
Foreign currency translation impact	23,429	—	23,429
Gross cost	1,021,757	10,200	1,031,957
Accumulated amortization (1)	(687,416)	(8,238)	(695,654)
Balance at December 31, 2025	$334,341	$1,962	$336,303

December 31, 2024	Customer Relationships	Technology-related	Other	Total
Gross cost at December 31, 2023	$1,077,183	$11,200	$10,200	$1,098,583
Intangible assets fully amortized	—	(11,200)	—	(11,200)
Foreign currency translation impact	(5,266)	—	—	(5,266)
Gross cost	1,071,917	—	10,200	1,082,117
Accumulated amortization (1)	(665,131)	—	(7,297)	(672,428)
Balance at December 31, 2024	$406,786	$—	$2,903	$409,689

(1)Finite-lived intangible assets are amortized using the straight-line method over the following periods: Customer relationships—6 to 13 years; Technology-related—3 to 7 years; and Other —11 years.

Amortization expense related to finite-lived intangible assets was $82.3 million, $90.2 million and $92.5 million in 2025, 2024 and 2023, respectively. The estimated future amortization expense by year for finite-lived intangible assets is presented in the table below (in thousands).

2026	$80,193
2027	79,585
2028	78,114
2029	78,035
2030	20,376
$336,303

Note 4 — Other Assets

The Company’s other assets are summarized in the table below (in thousands).

	December 31,
	2025	2024
Benefit plan-related assets	$185,370	$155,998
Non-current deferred tax assets	245,434	262,757
Other	82,974	79,104
Total other assets	$513,778	$497,859

Note 5 — Accounts Payable and Accrued and Other Liabilities

The Company’s Accounts payable and accrued liabilities are summarized in the table below (in thousands).

	December 31,
	2025	2024
Accounts payable	$49,778	$55,793
Payroll and employee benefits payable	284,238	247,043
Bonus payable	298,295	291,484
Commissions payable	179,416	184,861
Income tax payable	51,256	38,690
VAT payable	76,926	64,501
Current portion of operating lease liabilities	96,076	100,312
Other accrued liabilities	200,548	223,405
Total accounts payable and accrued liabilities	$1,236,533	$1,206,089

The Company’s Other liabilities are summarized in the table below (in thousands).

	December 31,
	2025	2024
Non-current deferred revenues	$31,569	$27,389
Long-term taxes payable	149,765	122,126
Benefit plan-related liabilities	215,286	183,720
Non-current deferred tax liabilities	29,314	48,742
Other	20,592	24,815
Total other liabilities	$446,526	$406,792

Note 6 — Debt

The Company’s total outstanding borrowings are summarized in the table below (in thousands).

	December 31,
Description	2025	2024
2024 Credit Agreement - Revolving credit facility (1)	$—	$274,400
4.50% Senior Notes due 2028 (“2028 Notes”)	800,000	800,000
3.63% Senior Notes due 2029 (“2029 Notes”)	600,000	600,000
3.75% Senior Notes due 2030 (“2030 Notes”)	800,000	800,000
4.95% Senior Notes due 2031 (“2031 Notes”)	350,000	—
5.60% Senior Notes due 2035 (“2035 Notes”)	450,000	—
Other (2)	5,000	5,000
Principal amount outstanding (3)	3,005,000	2,479,400
Less: Deferred financing fees and unamortized discounts (4)	(23,326)	(19,485)
Net balance sheet carrying amount	$2,981,674	$2,459,915

(1)The Company had approximately $1.0 billion of available borrowing capacity on the 2024 Credit Agreement revolver (not including the expansion feature) as of December 31, 2025.
(2)Consists of a State of Connecticut economic development loan originated in 2019 with a 10-year maturity and bears interest at a fixed rate of 1.75%. The Company expects to repay the loan in 2026.
(3)The weighted average annual effective rate on the Company’s outstanding debt for 2025, including the effects of its interest rate swaps discussed below, was 4.66%.
(4)Deferred financing fees and unamortized discounts and are being amortized to Interest expense over the term of the related debt obligation.

2024 Credit Agreement

On March 26, 2024, the Company entered into a Credit Agreement (the “2024 Credit Agreement”) among the Company, as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”).

The 2024 Credit Agreement provides for a $1.0 billion senior unsecured five-year revolving facility. The facility may be increased, at the Company’s option and under certain conditions, by up to an additional $750.0 million in the aggregate. The facility may be used for revolving loans, and up to $75.0 million may be used for letters of credit. The revolving loans may be borrowed, repaid and re-borrowed until March 26, 2029, at which time all amounts borrowed must be repaid, subject to customary extension mechanics.

Interest under the revolving facility accrues, at a variable rate, based on, at our option, (i) the Secured Overnight Funding Rate (“SOFR”) plus a credit spread adjustment of 0.10% or (ii) an alternate base rate (“Base Rate”) plus, in each case, an applicable margin, and is payable monthly. The applicable margin ranges between 1.125% and 1.75%, depending on the lower rate determined by either the Company’s leverage ratio or the credit rating of the Company’s senior unsecured debt. At December 31, 2025, the applicable all-in margin on the revolving facility was 1.350% (including the credit spread adjustment). The contractual annualized interest rate as of December 31, 2025 on the 2024 Credit Agreement was 5.35%, which consisted of Term Secured Overnight Financing Rate (“SOFR”) of 4.00% plus a margin of 1.35%. The commitment fee payable on the unused portion of the facility is equal to between 0.125% and 0.25% based on utilization of the facility. The Company has also agreed to pay customary letter of credit fees.

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

2031 and 2035 Notes

On November 20, 2025, the Company completed the public offering and issuance of $350.0 million aggregate principal amount of its 4.950% Senior Notes due 2031 and $450.0 million aggregate principal amount of its 5.600% Senior Notes due 2035 (together, the “Notes”). The 2031 Notes were issued at an issue price of 99.970% and the the 2035 Notes were issued at an issue price of 99.992%. The Notes were offered and sold pursuant to Gartner’s automatic shelf registration statement on Form S-3 (File No. 333-291447) and the prospectus included therein, filed with the Securities and Exchange Commission on November 12, 2025, and supplemented by the prospectus supplement dated November 13, 2025.

Gartner received approximately $799.9 million in net proceeds, after discounts and before underwriting fees and offering expenses, from the sale of the Notes. The Company used a portion of the net proceeds from the offering of the notes to repay the $274.4 million then outstanding under the 2024 Credit Agreement and to pay related fees and expenses, with remaining amounts to be used for general corporate purposes, which may include, without limitation, potential repurchases of its common stock.

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

Note 7 — Leases

The Company’s leasing activities are primarily for facilities under cancelable and non-cancelable lease agreements expiring during 2026 and through 2038. These facilities support the Company’s executive and administrative activities, insights and consulting, sales, systems support, operations, and other functions. The Company also has leases for office equipment and other assets, which are not significant. Certain of the Company’s lease agreements include (i) renewal options to extend the lease term for up to ten years and/or (ii) options to terminate the agreement within one year. Additionally, certain of the Company’s lease agreements provide standard recurring escalations of lease payments for, among other things, increases in a lessor’s maintenance costs and taxes. Under some lease agreements, the Company may be entitled to allowances, free rent, lessor-financed tenant improvements and other incentives. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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
All of the Company’s leasing and subleasing activities are recognized in Selling, general and administrative expense in the Consolidated Statements of Operations. The table below presents the Company’s net lease cost and certain other information related to the Company’s leasing activities as of and for the years ended December 31, 2025, 2024 and 2023 (dollars in thousands).

	Year Ended December 31,
Description	2025	2024	2023
Operating lease cost (1)	$88,016	$101,897	$112,948
Variable lease cost (2)	19,110	23,996	22,254
Sublease income	(49,695)	(48,698)	(53,377)
Total lease cost, net (3) (4)	$57,431	$77,195	$81,825

Cash paid for amounts included in the measurement of operating lease liabilities	$120,897	$147,672	$145,226
Cash receipts from sublease arrangements	$44,758	$46,245	$51,968
Right-of-use assets obtained in exchange for new operating lease liabilities	$22,660	$28,291	$12,715

As of December 31,	2025	2024	2023
Weighted average remaining lease term for operating leases (in years)	5.9	6.6	7.3
Weighted average discount rate for operating leases	5.6%	6.4%	6.6%

(1)Included in operating lease cost was $33.4 million, $36.4 million and $43.1 million of costs for subleasing activities during 2025, 2024, and 2023 respectively.
(2)These amounts are primarily variable lease and nonlease costs that were not fixed at the lease commencement date or are dependent on something other than an index or a rate.
(3)The Company capitalized de minimus amounts for initial direct costs for operating leases during 2025 and 2023.
(4)Amount excludes impairment charges of $4.8 million, $10.9 million, and $20.4 million for the years ended December 31, 2025, 2024, and 2023 respectively, as discussed below.

As of December 31, 2025, the (i) maturities of operating lease liabilities under non-cancelable arrangements and (ii) estimated future sublease cash receipts from non-cancelable arrangements were as follows (in thousands):

	Operating	Sublease
	Lease	Cash
Period ending December 31,	Payments	Receipts
2026	$109,239	$46,268
2027	99,874	46,442
2028	49,822	6,653
2029	39,629	2,921
2030	31,828	2,372
Thereafter	100,412	3,016
Total future minimum operating lease payments and estimated sublease cash receipts (1)	430,804	$107,672
Imputed interest	(64,528)
Total operating lease liabilities per the Consolidated Balance Sheet	$366,276

(1)Approximately 74% of the operating lease payments pertain to properties in the United States.

The table below indicates where the discounted operating lease payments from the above table are classified in the Consolidated Balance Sheet (in thousands).

	December 31,
Description	2025	2024
Accounts payable and accrued liabilities	$96,076	$100,312
Operating lease liabilities	270,200	339,779
Total operating lease liabilities per the Consolidated Balance Sheet	$366,276	$440,091

In connection with the continuing evaluation of its existing real estate portfolio, the Company reviewed certain of its right-of-use assets and related other long-lived assets for impairment under ASC 360. As a result of the evaluation, the Company recognized impairment losses of $4.8 million, $10.9 million and $20.4 million during the years ended December 31, 2025, 2024, and 2023, respectively, which are included as a component of Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. The impairment loss for the year ended December 31, 2025 includes $2.3 million related to right-of-use assets partially offset by a $1.0 million reduction in lease-related liabilities and $3.5 million related to other long-lived assets, primarily leasehold improvements. The impairment loss for the year ended December 31, 2024 includes $56.7 million related to right-of-use assets partially offset by a $56.1 million reduction in lease liabilities and $10.3 million related to other long-lived assets, primarily leasehold improvements. The impairment loss for the year ended December 31, 2023 includes $14.7 million related to right-of-use assets and $5.7 million related to other long-lived assets, primarily leasehold improvements.

During the fourth quarter of 2024, the Company entered into an amended lease agreement to significantly reduce the square footage and reduce future lease payments at one of its leased locations. The Company made an installment payment of $24.0 million during each of the fourth quarter of 2024 and the second quarter of 2025 in consideration for the lease amendment.

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

Note 8 — Stockholders’ Equity

Common stock. Holders of Gartner’s common stock, par value $0.0005 per share, are entitled to one vote per share on all matters to be voted by stockholders. The Company does not currently pay cash dividends on its common stock. Also, the 2024 Credit Agreement contains a negative covenant that may limit the Company’s ability to pay dividends. The table below summarizes transactions relating to the Company’s common stock for the three years ended December 31, 2025.

	Issued Shares	Treasury Stock Shares
Balance at December 31, 2022	163,602,067	84,428,513
Issuances under stock plans	—	(975,745)
Purchases for treasury (1)	—	1,811,758
Balance at December 31, 2023	163,602,067	85,264,526
Issuances under stock plans	—	(666,193)
Purchases for treasury (1)	—	1,623,881
Balance at December 31, 2024	163,602,067	86,222,214
Issuances under stock plans	—	(511,759)
Purchases for treasury (1)	—	7,042,314
Balance at December 31, 2025	163,602,067	92,752,769

(1)The Company used a total of $2.0 billion, $0.7 billion and $0.6 billion in cash for share repurchases during 2025, 2024 and 2023, respectively.

Share repurchase authorization. In 2015, the Company’s Board of Directors (the “Board”) authorized a share repurchase program to repurchase up to $1.2 billion of the Company’s common stock. From February 2021 to September 2025, the Board authorized incremental share repurchases of up to an aggregate additional $5.8 billion of the Company’s common stock. $0.7 billion remained available as of December 31, 2025. The Board also authorized incremental share repurchases of up to an additional $500 million in January 2026. The Company may repurchase its common stock from time-to-time in amounts, at prices and in the manner that the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended), accelerated share repurchases, private transactions or other transactions and will be funded by cash on hand and borrowings. Repurchases may also be made from time-to-time in connection with the settlement of the Company’s stock-based compensation awards.

Accumulated Other Comprehensive Income (Loss), net (“AOCI/L”)

The tables below provide information about the changes in AOCI/L by component and the related amounts reclassified out of AOCI/L to income during the years indicated (net of tax, in thousands) (1).

Year Ended December 31, 2025

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance - December 31, 2024	$(9,800)	$(5,214)	$(73,319)	$(88,333)
Other comprehensive income (loss) activity during the year:
Change in AOCI/L before reclassifications to income	—	(930)	38,248	37,318
Reclassifications from AOCI/L to income (2), (3)	9,800	200	—	10,000
Other comprehensive income (loss), net for the year	9,800	(730)	38,248	47,318
Balance - December 31, 2025	$—	$(5,944)	$(35,071)	$(41,015)

Year Ended December 31, 2024

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance - December 31, 2023	$(24,162)	$(5,731)	$(46,438)	$(76,331)
Other comprehensive income (loss) activity during the year:
Change in AOCI/L before reclassifications to income	—	315	(26,881)	(26,566)
Reclassifications from AOCI/L to income (2), (3)	14,362	202	—	14,564
Other comprehensive income (loss), net for the year	14,362	517	(26,881)	(12,002)
Balance - December 31, 2024	$(9,800)	$(5,214)	$(73,319)	$(88,333)

(1)Amounts in parentheses represent debits (deferred losses).
(2)$13.2 million and $19.1 million of the reclassifications related to interest rate swaps (cash flow hedges) were recorded in Interest expense for the year ended December 31, 2025 and 2024, respectively. See Note 6 — Debt and Note 13 — Derivatives and Hedging for information regarding the cash flow hedges.
(3)The reclassifications related to defined benefit pension plans were primarily recorded in Selling, general and administrative expense, net of tax effect. See Note 15 — Employee Benefits for information regarding the Company’s defined benefit pension plans.

Note 9 — Revenue and Related Matters

Our Business and Revenues

Gartner delivers its products and services globally through three reportable segments – Insights, Conferences and Consulting, as described below.

Insights

Insights revenues are derived from subscription contracts for insights products, representing substantially all of the segment’s revenue. The related revenues are deferred and recognized ratably over the applicable contract term (i.e., as services are provided over the contract period).

The Company enters into subscription contracts for published products that generally are for twelve-month periods or longer. Historically, approximately 80% to 85% of the Company’s annual and multi-year Insights subscription contracts provide for billing of the first full service period upon signing. In subsequent years, multi-year subscription contracts are normally billed prior to the contract’s anniversary date. Other Insights subscription contracts are usually invoiced in advance, commencing with the contract signing, on (i) a quarterly, monthly or other recurring basis or (ii) in accordance with a customized invoicing schedule. Insights contracts are generally non-cancelable and non-refundable, except for government contracts that may have cancellation or fiscal funding clauses, which have not historically resulted in material cancellations. When a subscription contract is invoiced, the Company records the billable amount as a fee receivable, representing its legally enforceable right to payment. The corresponding amount is recognized as deferred revenue until the underlying services are provided and control is transferred to the customer. In certain instances, the Company may have satisfied its performance obligations and earned revenue prior to invoicing the customer. In such cases, the Company records an unbilled receivable, which represents its right to payment for services already delivered but not yet billed.

Conferences

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

Disaggregated Revenue

Disaggregated revenue by reportable segment is presented in the tables below for the years indicated (in thousands).

By Primary Geographic Market (1)

Year Ended December 31, 2025

Primary Geographic Market	Insights	Conferences	Consulting	Other	Total
United States and Canada	$3,117,883	$381,544	$342,287	$190,887	$4,032,601
Europe, Middle East and Africa	1,323,266	194,995	148,946	26,525	1,693,732
Other International	631,421	68,204	61,266	10,002	770,893
Total revenues	$5,072,570	$644,743	$552,499	$227,414	$6,497,226

Year Ended December 31, 2024

Primary Geographic Market	Insights	Conferences	Consulting	Other	Total
United States and Canada	$3,077,133	$354,011	$343,840	$242,746	$4,017,730
Europe, Middle East and Africa	1,169,314	165,306	142,849	40,346	1,517,815
Other International	582,604	63,907	71,848	13,507	731,866
Total revenues	$4,829,051	$583,224	$558,537	$296,599	$6,267,411

Year Ended December 31, 2023

Primary Geographic Market	Insights	Conferences	Consulting	Other	Total
United States and Canada	$2,973,062	$317,531	$317,645	$302,804	$3,911,042
Europe, Middle East and Africa	1,009,500	140,640	130,471	51,459	1,332,070
Other International	533,473	46,993	66,630	16,748	663,844
Total revenues	$4,516,035	$505,164	$514,746	$371,011	$5,906,956

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

By Timing of Revenue Recognition

Year Ended December 31, 2025

Timing of Revenue Recognition	Insights	Conferences	Consulting	Other	Total
Transferred over time (1)	$5,062,390	$—	$398,551	$1,463	$5,462,404
Transferred at a point in time (2)	10,180	644,743	153,948	225,951	1,034,822
Total revenues	$5,072,570	$644,743	$552,499	$227,414	$6,497,226

Year Ended December 31, 2024

Timing of Revenue Recognition	Insights	Conferences	Consulting	Other	Total
Transferred over time (1)	$4,818,254	$—	$420,160	$2,689	$5,241,103
Transferred at a point in time (2)	10,797	583,224	138,377	293,910	1,026,308
Total revenues	$4,829,051	$583,224	$558,537	$296,599	$6,267,411

Year Ended December 31, 2023

Timing of Revenue Recognition	Insights	Conferences	Consulting	Other	Total
Transferred over time (1)	$4,502,783	$—	400,171	3,838	$4,906,792
Transferred at a point in time (2)	13,252	505,164	114,575	367,173	1,000,164
Total revenues	$4,516,035	$505,164	$514,746	$371,011	$5,906,956

(1)Insights revenues were recognized in connection with performance obligations that were satisfied over time using a time-elapsed output method to measure progress. Consulting revenues were recognized over time using labor hours as an input measurement basis.
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

For customer contracts that are greater than one year in duration, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2025 was approximately $6.4 billion. The Company expects to recognize $3.9 billion, $2.0 billion and $0.5 billion of this revenue (most of which pertains to Insights) during the year ending December 31, 2026, the year ending December 31, 2027 and thereafter, respectively. The Company applies a practical expedient allowed in FASB ASC Topic 606 and, accordingly, it does not disclose such performance obligation information for customer contracts that have original durations of one year or less. The Company’s performance obligations for contracts meeting this ASC 606 disclosure exclusion primarily include: (i) stand-ready services under Insights subscription contracts; (ii) holding conferences and meetings where attendees and exhibitors can participate; and (iii) providing customized Consulting solutions for clients under fixed fee or time and materials engagements. The remaining duration of these performance obligations is generally less than one year, which aligns with the period that the parties have enforceable rights and obligations under the affected contracts.

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

	December 31,
	2025	2024
Assets:
Fees receivable, gross (1)	$1,689,522	$1,704,725
Contract assets recorded in Prepaid expenses and other current assets (2)	$40,534	$31,056
Contract liabilities:
Deferred revenues (current liability) (3)	$2,810,056	$2,762,927
Non-current deferred revenues recorded in Other liabilities (3)	31,569	27,389
Total contract liabilities	$2,841,625	$2,790,316

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

The Company recognized revenue of $2.4 billion, $2.3 billion and $2.0 billion during 2025, 2024 and 2023 respectively, which was attributable to deferred revenues that were recorded at the beginning of each such year. Those amounts primarily consisted of (i) Insights revenues and (ii) Conferences revenues pertaining to conferences and meetings that occurred during the reporting periods. During 2025, 2024 and 2023, the Company did not record any material impairments related to its contract assets.

Costs of Obtaining and Fulfilling a Customer Contract

When the Company concludes that a liability should be recognized for the costs of obtaining a customer contract and determines how such liability should be measured, certain commissions are capitalized as a recoverable direct incremental cost of obtaining the underlying contract. No other amounts are capitalized as a cost of obtaining or fulfilling a customer contract because no expenditures have been identified that meet the requisite capitalization criteria. For Insights and Consulting, the

Company amortizes deferred commissions on a systematic basis that aligns with the transfer to customers of the services to which the commissions relate. For Conferences, deferred commissions are expensed during the period when the related conference or meeting occurs.

During 2025, 2024 and 2023, deferred commission amortization expense was $612.3 million, $574.3 million and $550.5 million, respectively, and was included in Selling, general and administrative expense in the Consolidated Statements of Operations. The Company classifies Deferred commissions as a current asset on the Consolidated Balance Sheets at both December 31, 2025 and 2024 because those costs were, or will be, amortized over the twelve months following the respective balance sheet dates.

Note 10 — Stock-Based Compensation

The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company currently awards stock-settled stock appreciation rights, service-based and performance-based restricted stock units, and common stock equivalents. As of December 31, 2025, the Company had 5.2 million shares of its common stock, par value $0.0005 per share, (the “Common Stock”) available for stock-based compensation awards under its Long-Term Incentive Plan as amended and restated in June 2023 (the “Plan”). Currently, the Company issues treasury shares upon the exercise, release or settlement of stock-based compensation awards.

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

Award type	2025	2024	2023
Stock appreciation rights	$13.2	$13.5	$10.5
Restricted stock units (1)	141.8	140.2	118.2
Common stock equivalents	0.9	1.1	1.1
Total (1)	$155.9	$154.8	$129.8

Expense category line item	2025	2024	2023
Cost of services and product development	$62.8	$61.8	$53.3
Selling, general and administrative	93.1	93.0	76.5
Total (1)	$155.9	$154.8	$129.8

(1)Includes charges of $68.7 million, $71.4 million and $55.5 million during 2025, 2024 and 2023, respectively, for awards to retirement-eligible employees. Those awards vest on an accelerated basis.

As of December 31, 2025, the Company had $155.5 million of total unrecognized stock-based compensation cost, which is expected to be expensed over the remaining weighted average service period of approximately 1.6 years.

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

The table below summarizes changes in SARs outstanding during the year ended December 31, 2025.

	Units of SARs (in millions)	Per Share Weighted Average Exercise Price	Per Share Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2024	0.4	$293.38	$96.17	4.21
Granted	0.1	534.45	167.91	6.10
Exercised	(0.1)	163.71	39.99	n/a
Outstanding at December 31, 2025 (1) (2)	0.4	$346.07	$113.88	3.86
Vested and exercisable at December 31, 2025 (2)	0.2	$264.27	$83.00	2.88

n/a = not applicable
(1)As of December 31, 2025, 0.2 million of the total SARs outstanding were unvested. The Company expects that substantially all of those unvested awards will vest in future periods.
(2)As of December 31, 2025, the total SARs outstanding had an intrinsic value of $8.5 million. On such date, SARs vested and exercisable had an intrinsic value of $8.5 million.

The fair value of a SARs award is determined on the date of grant using the Black-Scholes-Merton valuation model with the following weighted average assumptions for the years ended December 31:

	2025	2024	2023
Expected dividend yield (1)	—%	—%	—%
Expected stock price volatility (2)	29%	36%	35%
Risk-free interest rate (3)	4.3%	4.1%	3.9%
Expected life in years (4)	4.58	4.67	4.71

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

The table below summarizes the changes in RSUs outstanding during the year ended December 31, 2025.

	Units of RSUs (in millions)	Per Share Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	0.9	$352.89
Granted (1)	0.3	530.62
Vested and released	(0.4)	316.46
Outstanding at December 31, 2025 (2) (3)	0.8	$433.83

(1)The 0.3 million of RSUs granted during 2025 consisted of 0.1 million of performance-based RSUs awarded to executives and 0.2 million of service-based RSUs awarded to non-executive employees and non-management board members. The performance-based awards include RSUs in final adjustments of 2024 grants and approximately 0.1 million of RSUs representing the target amount of the grant for 2025 that is tied to Gartner’s contract value for such year. The number of performance-based RSUs for 2025 that holders could receive ranges from 0% to 200% of the target amount based on the extent to which the corresponding performance goals have been achieved and subject to certain other conditions. Any adjustments in the number of performance-based RSUs under the 2025 grant will be made in 2026.
(2)The Company expects that substantially all of the RSUs outstanding will vest in future periods.
(3)As of December 31, 2025, the weighted average remaining contractual term of the RSUs outstanding was approximately 1.1 years.

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

The table below summarizes the changes in CSEs outstanding during the year ended December 31, 2025.

	Units of CSEs	Per Share Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	107,049	$38.48
Granted	2,969	305.66
Converted to shares of Common Stock upon grant and termination	(1,435)	369.68
Outstanding at December 31, 2025	108,583	$41.41
Employee Stock Purchase Plan
The Company has an employee stock purchase plan (the “ESP Plan”) wherein eligible employees are permitted to purchase shares of Common Stock through payroll deductions, which may not exceed 10% of an employee’s compensation, or $23,750 in any calendar year, at a price equal to 95% of the closing price of the Common Stock as reported on the New York Stock Exchange at the end of each offering period. As of December 31, 2025, the Company had 3.0 million shares available for purchase under the ESP Plan. The ESP Plan is considered non-compensatory under FASB ASC Topic 718 and, as a result, the Company does not record stock-based compensation expense for employee share purchases. The Company received $32.5 million, $28.2 million and $25.1 million in cash from employee share purchases under the ESP Plan during 2025, 2024 and 2023, respectively.

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

	2025	2024	2023
Numerator:
Net income used for calculating basic and diluted income per share	$729,231	$1,253,715	$882,466
Denominator:
Weighted average common shares used in the calculation of basic income per share	75,355	77,785	79,004
Dilutive effect of outstanding awards associated with stock-based compensation plans	250	553	676
Shares used in the calculation of diluted income per share	75,605	78,338	79,680
Income per share (1):
Basic	$9.68	$16.12	$11.17
Diluted	$9.65	$16.00	$11.08

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

	Year Ended December 31,
	2025	2024	2023
Anti-dilutive outstanding awards associated with stock-based compensation plans (in millions)	0.3	0.1	0.1
Average market price per share of Common Stock during the year	$358.33	$475.66	$351.31

Note 12 — Income Taxes

Below is a summary of the components of the Company’s income before income taxes for the years ended December 31 (in thousands).

	2025	2024	2023
U.S.	$302,391	$629,656	$574,458
Non-U.S.	665,727	757,718	572,671
Income before income taxes	$968,118	$1,387,374	$1,147,129

The components of the expense (benefit) for income taxes on the above income are summarized in the table below (in thousands).

	2025	2024	2023
Current tax expense:
U.S. federal	$104,476	$161,155	$171,917
State and local	36,615	48,084	51,441
Foreign	95,788	88,318	107,421
Total current	236,879	297,557	330,779
Deferred tax (benefit) expense:
U.S. federal	(9,578)	(31,708)	(35,457)
State and local	(1,834)	963	(13,475)
Foreign	17,386	(128,291)	(12,845)
Total deferred	5,974	(159,036)	(61,777)
Total current and deferred	242,853	138,521	269,002
Expense relating to interest rate swaps used to increase equity	(3,405)	(4,695)	(4,976)
Benefit from stock transactions with employees used to increase equity	113	97	105
Benefit (expense) relating to defined-benefit pension adjustments used to increase equity	(674)	(264)	532
Total tax expense	$238,887	$133,659	$264,663

The components of long-term deferred tax assets (liabilities) are summarized in the table below (in thousands).

	December 31,
	2025	2024
Accrued liabilities	$110,054	$86,831
Operating leases	32,590	41,777
Intangible assets	—	132,292
Property, equipment and leasehold improvements	5,480	11,592
Loss and credit carryforwards	191,660	61,313
Assets relating to equity compensation	40,078	37,247
Other assets	7,547	16,870
Gross deferred tax assets	387,409	387,922
Valuation allowance	(86,787)	(76,285)
Net deferred tax assets	300,622	311,637
Intangible assets	(1,879)	—
Prepaid expenses	(70,155)	(79,559)
Other liabilities	(12,468)	(18,063)
Gross deferred tax liabilities	(84,502)	(97,622)
Net deferred tax assets	$216,120	$214,015

Net deferred tax assets and net deferred tax liabilities were $245.4 million and $29.3 million as of December 31, 2025, respectively, and $262.8 million and $48.7 million as of December 31, 2024, respectively. These amounts are reported in Other assets and Other liabilities in the Consolidated Balance Sheets. Management has concluded it is more likely than not that the reversal of deferred tax liabilities and results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of the valuation allowance at December 31, 2025.

In December 2024, the Company completed an intercompany transfer of certain intellectual property. As a result, the Company recorded a deferred tax asset of approximately $163.2 million which represents the value of future tax deductions for amortization of the assets in the acquiring jurisdiction. A portion of the tax amortization was recognized initially in 2024. Subsequently the full amount of tax amortization was taken in respect of this intellectual property. The deferred tax asset for intangible assets was reduced for the impact of this tax amortization, with the offset reflected as an increase in the deferred tax asset for loss carryforwards. These amounts have been reduced for associated unrecognized tax benefits, consistent with FASB ASC Topic 740 (“ASC 740”). The fair value of the intellectual property was determined using an income approach based on unobservable inputs and involves significant judgments such as, but not limited to, future cash flows and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

The valuation allowances of $86.8 million and $76.3 million as of December 31, 2025 and 2024, respectively, primarily related to tax basis in certain intangible assets and loss and credit carryovers that are not likely to be realized.

As of December 31, 2025, the Company had state and local tax net operating loss carryforwards of $8.2 million, of which $3.5 million expires within six to fifteen years and $4.7 million expires within sixteen years to twenty years. The Company also had state tax credits of $5.0 million, a majority of which will expire in five to six years. As of December 31, 2025, the Company had non-U.S. net operating loss carryforwards of $3.1 billion, that can be carried forward indefinitely. In addition, the Company also had foreign tax credit carryforwards of $29.3 million, a majority of which will expire between 2029 and 2035. These amounts have been reduced for associated unrecognized tax benefits, consistent with ASC 740.

The items comprising the differences between the U.S. federal statutory income tax rate and the Company’s effective tax rate on income before income taxes for the years ended December 31 are summarized in the tables below (dollars in thousands).

	2025
U.S. federal statutory tax rate	$203,305	21.0%
U.S. federal:
Goodwill impairment	23,560	2.4
Global intangible low-taxed income, net of foreign tax credits	10,865	1.1
Other cross border tax laws	6,372	0.7
Nontaxable or nondeductible items	(152)	—
Tax credits	(4,000)	(0.4)
Change in the valuation allowance	3,050	0.3
Other	(15,099)	(1.6)
State and local income tax, net of federal (national) income tax effect (1)	26,174	2.7
Foreign tax effects:
Ireland
Statutory rate difference between Ireland and United States	(19,967)	(2.1)
Other	(757)	(0.1)
Malta
Statutory rate difference between Malta and United States	(35,315)	(3.6)
Other	(635)	—
Other foreign jurisdictions	34,961	3.6
Changes in unrecognized tax benefits	6,525	0.7
Effective tax rate	$238,887	24.7%

(1)State and local income taxes in California, Florida, New York, and Virginia make up the majority (greater than 50 percent) of the tax effects in this category.

	2024	2023
Statutory tax rate	21.0%	21.0%
State income taxes, net of federal benefit	2.2	2.1
Effect of non-U.S. operations	(3.0)	(0.4)
Intercompany sale of intellectual property	(11.8)	—
Net activity in unrecognized tax benefits	2.0	1.3
Stock-based compensation expense	(3.3)	(3.1)
Limitation on executive compensation	2.4	2.3
Global intangible low-taxed income, net of foreign tax credits	1.1	1.2
Foreign-derived intangible income	—	(0.3)
Change in the valuation allowance	(0.1)	(1.2)
Other items, net	(0.9)	0.2
Effective tax rate	9.6%	23.1%

As noted above, in December 2024, the Company completed an intercompany transfer of certain intellectual property. As a result, the Company recorded net tax benefits of approximately $161.9 million. The benefit represents the value of future tax deductions for amortization of the assets in the acquiring jurisdiction, net of any tax recognized by the selling jurisdiction. The Company’s intellectual property footprint continues to evolve and may result in tax rate volatility in the future.

As of December 31, 2025, 2024, and 2023, the Company had gross unrecognized tax benefits of $301.6 million, $257.5 million, and $148.4 million respectively. The increases in 2025 and 2024 are primarily due to positions taken with respect to certain intercompany transactions and tax credits. The gross unrecognized tax benefits at December 31, 2025 related primarily to transfer pricing on intercompany transactions, the exclusion of stock-based compensation expense from the Company’s cost sharing agreement, and the ability to realize certain refund claims.

Included in the balance of gross unrecognized tax benefits at December 31, 2025 are potential benefits of $295.7 million that, if recognized, would reduce our effective tax rate on income from continuing operations. Also included in the balance of gross unrecognized tax benefits at December 31, 2025 are potential benefits of $5.9 million that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

The table below is a reconciliation of the beginning and ending amounts of gross unrecognized tax benefits, excluding interest and penalties, for the years ended December 31 (in thousands).

	2025	2024	2023
Beginning balance	$257,533	$148,390	$137,227
Additions based on tax positions related to the current year	41,465	116,373	22,822
Reductions based on tax positions related to current year	—	—	—
Additions for tax positions of prior years	4,888	7,925	4,361
Reductions for tax positions of prior years	(130)	(888)	(14)
Reductions for expiration of statutes	(7,911)	(10,573)	(15,625)
Settlements	—	—	(441)
Change in foreign currency exchange rates	5,737	(3,694)	60
Ending balance	$301,582	$257,533	$148,390

The Company accrues interest and penalties related to gross unrecognized tax benefits in its income tax provision. As of December 31, 2025, 2024 and 2023, the Company had $25.9 million, $21.1 million and $17.4 million, respectively, of accrued interest and penalties related to gross unrecognized tax benefits. These amounts are in addition to the gross unrecognized tax benefits disclosed above. The total amount of interest and penalties recognized in the income tax provision during 2025 and 2024 was $4.3 million and $5.0 million, respectively.

The number of years with open statutes of limitation varies depending on the tax jurisdiction. The Company’s statutes are open with respect to the U.S. federal jurisdiction for 2022 and forward, India for 2006 and forward, Ireland for 2019 and forward, and Malta for 2024 and forward. For other major taxing jurisdictions, including U.S. state and local, Saudi Arabia, Germany, United Kingdom, Australia and Netherlands the Company's statutes vary and are open as far back as 2015.

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

The Organization for Economic Co-operation and Development (“the OECD”) has issued various proposals that would change long-standing global tax principles. These proposals include a two-pillar approach to global taxation, focusing on global profit allocation and a 15% global corporate minimum tax rate. In January 2026 the OECD issued guidance regarding the 'side-by-side' safe harbor agreement, which is intended to provide relief for U.S. headquartered entities from certain provisions of the global minimum tax framework.

Several countries in which the Company does business have proposed or enacted new laws or are actively considering changes to their tax laws to align with OECD proposals. Significant details around the provisions are still uncertain as the OECD and participating countries continue to work on defining the underlying rules and administrative procedures. The Company will continue to monitor and reflect the impact of such legislative changes in future financial statements as appropriate. The minimum tax has been treated as a current cost since 2024 and does not have a significant impact on the Company’s effective tax rate for the current period.

Under U.S. GAAP, no provision for income taxes that may result from the remittance of earnings held overseas is required if the Company has the ability and intent to indefinitely reinvest such funds overseas. The Company continues to assert its intention to reinvest all accumulated undistributed foreign earnings in its non-U.S. operations, except in instances where the repatriation of those earnings would result in minimal additional tax. Consequently, the Company has not recognized income tax expense that would result from the remittance of those earnings. The accumulated undistributed earnings of non-U.S. subsidiaries that have not been previously taxed were approximately $107.3 million as of December 31, 2025.

The following table summarizes income taxes paid, net of refunds received, for the year ended December 31 (in thousands).

2025
US federal	$95,586
US state and local	28,595
Foreign
United Kingdom	14,157
Other	71,219
Total Foreign	85,376
Total income taxes, net of refunds received	$209,557

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

December 31, 2025

Derivative Contract Type	Number of Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item
Foreign currency forwards (1)	104	427,482	230	Other current assets

December 31, 2024

Derivative Contract Type	Number of Contracts	Notional Amounts	Fair Value Asset (Liability), Net (3)	Balance Sheet Line Item	Unrealized Loss Recorded in AOCI/L
Interest rate swaps (2)	1	$350,000	$3,095	Other current assets	$(9,800)
Foreign currency forwards (1)	119	656,904	(16)	Other current liabilities	—
Total	120	$1,006,904	$3,079		$(9,800)

(1)The Company has foreign exchange transaction risk because it typically enters into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currency. The Company enters into short-term foreign currency forward exchange contracts to mitigate the cash flow risk associated with changes in foreign currency rates on forecasted foreign currency transactions. These contracts are accounted for at fair value with realized and unrealized gains and losses recognized in Other income, net because the Company does not designate these contracts as hedges for accounting purposes. All of the outstanding foreign currency forward exchange contracts at December 31, 2025 matured before January 27, 2026.
(2)The Company de-designated all of its interest rate swaps effective June 30, 2020. Accordingly, hedge accounting is not applicable, and subsequent changes to fair value of the interest rate swaps were recorded in Other income, net. The amounts previously recorded in Accumulated other comprehensive loss were amortized into Interest expense over the terms of the hedged forecasted interest payments. Note 6 — Debt provides additional information regarding the Company’s interest rate swap contract.
(3)See Note 14 — Fair Value Disclosures for the determination of the fair values of these instruments.
At December 31, 2025, all of the Company’s derivative counterparties were investment grade financial institutions. The Company did not have any collateral arrangements with its derivative counterparties and none of the derivative contracts contained credit-risk related contingent features. The table below provides information regarding amounts recognized in the Consolidated Statements of Operations for derivative contracts for the years ended December 31 (in thousands).

Amount Recorded In	2025	2024	2023
Interest expense (1)	$13,205	$19,056	$20,062
Other expense (income), net (2)	2,911	(6,380)	(5,836)
Total expense, net	$16,116	$12,676	$14,226

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

FASB ASC Topic 820 ("ASC 820") provides a framework for the measurement of fair value and a valuation hierarchy based on the transparency of inputs used in the valuation of assets and liabilities. Classification within the valuation hierarchy is based on the lowest level of input that is significant to the resulting fair value measurement. The valuation hierarchy contains three levels. Level 1 measurements consist of quoted prices in active markets for identical assets or liabilities. Level 2 measurements include significant other observable inputs such as quoted prices for similar assets or liabilities in active markets; identical assets or liabilities in inactive markets; observable inputs such as interest rates and yield curves; and other market-corroborated inputs. Level 3 measurements include significant unobservable inputs such as internally-created valuation models. Generally, the Company does not utilize Level 3 valuation inputs to remeasure any of its assets or liabilities. However, Level 3 inputs may be used by the Company when certain long-lived assets, including identifiable intangible assets, goodwill, and right-of-use assets are measured at fair value on a nonrecurring basis when there are indicators of impairment. Additionally, Level 3 inputs may be used by the Company in its required annual impairment review of goodwill. Information regarding the periodic assessment of the Company’s goodwill is included in Note 1 — Business and Significant Accounting Policies. The Company does not typically transfer assets or liabilities between different levels of the valuation hierarchy.

The table below presents the fair value of certain financial assets and liabilities that are recorded at fair value and measured on a recurring basis in the Company’s Consolidated Balance Sheets (in thousands).

	December 31,
Description	2025	2024
Assets:
Values based on Level 1 inputs:
Deferred compensation plan assets (1)	$19,188	$18,089
Total Level 1 inputs	19,188	18,089
Values based on Level 2 inputs:
Deferred compensation plan assets (1)	155,949	128,670
Foreign currency forward contracts (2)	1,169	1,852
Interest rate swap contract (3)	—	3,095
Total Level 2 inputs	157,118	133,617
Total Assets	$176,306	$151,706
Liabilities:
Values based on Level 2 inputs:
Deferred compensation plan liabilities (1)	$178,331	$148,564
Foreign currency forward contracts (2)	939	1,868
Total Level 2 inputs	179,270	150,432
Total Liabilities	$179,270	$150,432

(1)The Company has a deferred compensation plan for the benefit of certain highly compensated officers, managers and other key employees (see Note 15 — Employee Benefits). The assets consist of investments in money market funds, mutual funds and company-owned life insurance contracts. The money market funds consist of cash equivalents while the mutual fund investments consist of publicly-traded and quoted equity shares. The Company considers the fair values of these assets to be based on Level 1 inputs, and such assets had fair values of $19.2 million and $18.1 million as of December 31, 2025 and 2024, respectively. The carrying amounts of the life insurance contracts equal their cash surrender values. Cash surrender value represents the estimated amount that the Company would receive upon termination of a contract, which approximates fair value. The Company considers life insurance contracts to be valued based on Level 2 inputs, and such assets had fair values of $155.9 million and $128.7 million at December 31, 2025 and 2024, respectively. The related deferred compensation plan liabilities are recorded at fair value, or the estimated amount needed to settle the liability, which the Company considers to be a Level 2 input.
(2)The Company enters into foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates (see Note 13 — Derivatives and Hedging). Valuation of these contracts is based on observable foreign currency exchange rates in active markets, which the Company considers to be a Level 2 input.
(3)Prior to September 30, 2025, the Company had an interest rate swap contract that hedged the risk of variability from interest payments on its borrowings (see Note 6 — Debt). The fair value of the interest rate swap was based on mark-to-market valuations prepared by a third-party broker. Those valuations were based on observable interest rates from recently executed market transactions and other observable market data, which the Company considered to be Level 2 inputs. The Company independently corroborated the reasonableness of the valuations prepared by the third-party broker by using an electronic quotation service.

The table below presents the carrying amounts (net of deferred financing costs and unamortized discounts) and fair values of financial instruments that are not recorded at fair value in the Company’s Consolidated Balance Sheets (in thousands). The estimated fair value of the financial instruments was derived from quoted market prices provided by an independent dealer, which the Company considers to be a Level 2 input.

	Carrying Amount		Fair Value
	December 31,		December 31,
Description	2025	2024	2025	2024
2028 Notes	$796,563	$795,296	$798,080	$780,544
2029 Notes	596,578	595,669	578,760	558,840
2030 Notes	795,024	794,089	759,224	732,200
2031 Notes	346,564	—	351,869	—
2035 Notes	445,411	—	450,657	—
Total	$2,980,140	$2,185,054	$2,938,590	$2,071,584

Assets Measured at Fair Value on a Nonrecurring Basis

The Company’s certain long-lived assets, including identifiable intangible assets, goodwill, and right-of-use assets assets are measured at fair value on a nonrecurring basis when there are indicators of impairment. The Company recorded an impairment loss of $150.0 million during the year ended December 31, 2025 related to its Digital Markets reporting unit. See Note 1 — Business and Significant Accounting Policies for additional disclosure related to this impairment charge. The impairment was derived by comparing the fair value of the reporting unit to the carrying value of the reporting unit as of the impairment measurement date, as required under ASC 360 using Level 3 inputs. During the years ended December 31, 2025, 2024 and 2023, the Company recorded impairment charges of $4.8 million, $10.9 million, and $20.4 million, respectively, on right-of-use assets and other long-lived assets primarily related to certain office leases that the Company determined will no longer be used, net of a reduction in the related lease liabilities. The impairments were derived by comparing the fair value of the impacted assets to the carrying value of those assets as of the impairment measurement date, as required under ASC 360 using Level 3 inputs. See Note 7 — Leases for additional discussion related to these impairment charges.

Additionally, see Note 2 — Acquisition and Divestiture for fair value measurements of certain assets and liabilities acquired in business combinations that are recorded at fair value on a nonrecurring basis.

Note 15 — Employee Benefits

Defined contribution plans. The Company has savings and investment plans (the “401(k) Plans”) covering substantially all U.S. employees. Company contributions are based on the level of employee contributions, up to a maximum of 4% of an employee’s eligible salary, subject to an annual maximum. For 2025, the maximum Company match was $7,200. Amounts expensed in connection with the 401(k) Plans totaled $58.4 million, $57.5 million and $56.0 million in 2025, 2024 and 2023, respectively.
Deferred compensation plans. The Company has supplemental deferred compensation plans for the benefit of certain highly compensated officers, managers and other key employees. The plans’ investment assets are recorded at fair value in Other assets on the Consolidated Balance Sheets. The value of those assets was $175.1 million and $146.8 million at December 31, 2025 and 2024, respectively (see Note 14 — Fair Value Disclosures for fair value information). The related deferred compensation plan liabilities, which were $178.3 million and $148.6 million at December 31, 2025 and 2024, respectively, are carried at fair value and are adjusted with a corresponding charge or credit to compensation expense to reflect the fair value of the amount owed to the employees. Deferred compensation plan liabilities are recorded in Other liabilities on the Consolidated Balance Sheets. Compensation expense recognized for all of the Company’s deferred compensation plans was $1.3 million, $2.3 million and $2.8 million in 2025, 2024 and 2023, respectively.
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

	2025	2024	2023
Service cost	$7,255	$6,765	$5,363
Interest cost	3,101	2,520	2,173
Expected return on plan assets	(1,509)	(1,213)	(1,132)
Recognition of actuarial loss	262	262	171
Other	—	—	(638)
Total defined benefit pension plan expense	$9,109	$8,334	$5,937

The table below presents the key assumptions used in the computation of pension expense for the years ended December 31.

	2025	2024	2023
Weighted average discount rate (1)	3.94%	3.48%	3.67%
Expected return on plan assets	3.79%	3.59%	3.90%
Average compensation increase	3.51%	3.29%	3.37%
Cash balance interest credit rate	3.50%	3.10%	3.60%

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

	2025	2024	2023
Projected benefit obligation at beginning of year	$69,710	$68,403	$55,311
Service cost	7,255	6,765	5,363
Interest cost	3,101	2,520	2,173
Actuarial (gain) loss due to assumption changes and plan experience (1)	(707)	(772)	2,527
Benefits payments (2)	(4,180)	(2,838)	(1,974)
Acquisition/Business Combination/Divestiture	—	—	(268)
Other	1,045	—	4,628
Foreign currency impact	5,571	(4,368)	643
Projected benefit obligation at end of year (3)	$81,795	$69,710	$68,403

The table below presents the key assumptions used in determining the projected benefit obligations at December 31.

	2025	2024	2023
Weighted average discount rate (4)	4.55%	3.94%	3.48%
Average compensation increase	3.40%	3.51%	3.29%
Cash balance interest credit rate	4.40%	3.50%	3.10%

(1)The actuarial (gain) losses were primarily due to changes in the weighted average discount rate assumption.
(2)The Company projects benefit payments will be made in future years directly to plan participants as follows: $4.7 million in 2026; $5.1 million in 2027; $6.3 million in 2028; $6.7 million in 2029; $7.2 million in 2030; and $40.3 million in total in the five years thereafter.
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

Funded status of the plans	2025	2024	2023
Projected benefit obligation	$81,795	$69,710	$68,403
Pension plan assets at fair value (1)	(44,835)	(34,931)	(33,034)
Funded status – shortfall (2)	$36,960	$34,779	$35,369

Accumulated benefit obligation	$72,432	$62,481	$61,713

Amounts recorded in the Consolidated Balance Sheets for the plans
Other liabilities – accrued pension obligation (2)	$36,960	$34,779	$35,369
Stockholders’ equity – deferred actuarial loss (3)	$(5,944)	$(5,214)	$(5,731)

(1)The pension plan assets are held by third-party trustees and are invested in a diversified portfolio of equities, high-quality government and corporate bonds, and other investments. The assets are primarily valued based on Level 1 and Level 2 inputs under the fair value hierarchy in ASC 820, with the majority of the invested assets considered to be of low-to-medium investment risk. The Company projects a future long-term rate of return on these plan assets of 4.63%, which it believes is reasonable based on the composition of the assets and both current and projected market conditions. Additional information regarding pension plan asset activity is provided below.
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
(3)The deferred actuarial loss as of December 31, 2025 is recorded in AOCI/L and will be reclassified out of AOCI/L and recognized as pension expense over approximately 7 years, subject to certain limitations set forth in FASB ASC Topic 715.

The table below provides a rollforward of the Company’s defined benefit pension plans assets for the years ended December 31 (in thousands).

	2025	2024	2023
Pension plan assets at the beginning of the year	$34,931	$33,034	$27,798
Company contributions	7,920	6,170	5,022
Benefit payments	(4,180)	(2,838)	(1,974)
Actual return on plan assets	1,456	1,021	1,516
Foreign currency impact	4,708	(2,456)	672
Pension plan assets at the end of the year	$44,835	$34,931	$33,034

The Company also has a reinsurance asset arrangement with a large international insurance company that is intended to fund benefit payments for one of its plans. The reinsurance asset is not a pension plan asset but is an asset of the Company. At December 31, 2025 and 2024, the reinsurance asset was recorded at its cash surrender value of $10.2 million and $8.8 million, respectively, and recorded in Other assets on the Consolidated Balance Sheets. The Company believes that cash surrender value approximates fair value and is equivalent to a Level 2 input under the FASB’s fair value hierarchy in ASC 820.

Note 16 — Segment Information

The Company’s products and services are delivered through three reportable segments – Insights, Conferences and Consulting, as described below.

•Insights equips executives and their teams from every major function, geography, industry and sector with actionable, objective insights, guidance and tools. Our experts deliver proprietary insights that are informed by thoroughly vetted practitioner-sourced and data-driven research to help our clients address their mission-critical priorities.

•Conferences provides executives and teams across an organization the opportunity to learn, share and network. From our Gartner Symposium/Xpo series, to industry-leading conferences focused on specific business roles and topics, to peer-driven sessions, our offerings enable attendees to experience the best of Gartner insights and guidance.

•Consulting serves senior executives leading technology-driven strategic initiatives leveraging the power of Gartner’s actionable, objective insight. Through custom analysis and on-the-ground support we enable optimized technology investments and stronger performance on our clients’ mission-critical priorities.

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

The tables below present information about the Company’s reportable segments for the years ended December 31 (in thousands).

2025
	Insights	Conferences	Consulting	Other (1)	Consolidated
Revenues	$5,072,570	$644,743	$552,499	$227,414	$6,497,226
Less:
Personnel expenses	1,128,600	73,647	334,762	33,622	1,570,631
Product and content delivery expenses	28,215	229,081	15,518	123,102	395,916
Other expenses (2)	25,570	19,171	15,789	1,933	62,463
Gross contribution	3,890,185	322,844	186,430	68,757	4,468,216
Cost of services and product development - unallocated (3)					24,565
Selling, general and administrative					3,067,631
Depreciation and amortization					200,309
Goodwill impairment					150,000
Interest expenses and other, net					57,593
Income before income taxes					$968,118

2024
	Insights	Conferences	Consulting	Other (1)	Consolidated
Revenues	$4,829,051	$583,224	$558,537	$296,599	$6,267,411
Less:
Personnel expenses	1,080,226	67,326	324,890	45,468	1,517,910
Product and content delivery expenses	27,452	215,664	14,775	152,332	410,223
Other expenses (2)	24,540	18,825	15,580	2,789	61,734
Gross contribution	3,696,833	281,409	203,292	96,010	4,277,544
Cost of services and product development - unallocated (3)					33,155
Selling, general and administrative					2,884,814
Depreciation and amortization					202,315
Acquisition and integration charges					973
Interest expenses and other, net					68,913
Gain on event cancellation insurance claims					(300,000)
Income before income taxes					$1,387,374

2023
	Insights	Conferences	Consulting	Other (1)	Consolidated
Revenues	$4,516,035	$505,164	$514,746	$371,011	$5,906,956
Less:
Personnel expenses	1,023,053	56,708	308,580	48,262	1,436,603
Product and content delivery expenses	29,821	178,675	8,978	163,413	380,887
Other expenses (2)	19,430	16,042	15,687	2,924	54,083
Gross contribution	3,443,731	253,739	181,501	156,412	4,035,383
Cost of services and product development - unallocated (3)					31,667
Selling, general and administrative					2,701,542
Depreciation and amortization					191,103
Acquisition and integration charges					9,587
Gain from sale of divested operation					(135,410)
Interest expenses and other, net					92,842
Gain on event cancellation insurance claims					(3,077)
Income before income taxes					$1,147,129

(1)Other includes our Digital Markets operating segment.
(2)Other expenses consist primarily of travel and entertainment and workplace expenses.
(3)The unallocated amounts consist of certain bonus and fringe costs recorded in consolidated Cost of services and product development that are not allocated to segment expense. The Company’s policy is to allocate bonuses to segments at 100% of a segment employee’s target bonus. Amounts above or below 100% are absorbed by corporate.

Disaggregated revenue information by reportable segment for the three years ended December 31, 2025 is presented in Note 9 — Revenue and Related Matters. Long-lived asset information by geographic location as of December 31 is summarized in the table below (in thousands).

	2025	2024
Long-lived assets (1):
United States and Canada	$572,869	$574,559
Europe, Middle East and Africa	304,606	326,196
Other International	64,483	97,491
Total long-lived assets	$941,958	$998,246

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
Indemnifications. The Company has various agreements that may obligate it to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations related to matters such as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by the Company under these agreements have not been material. As of December 31, 2025, the Company did not have any material payment obligations under any such indemnification agreements.

Note 18 — Valuation and Qualifying Accounts
The Company maintains an allowance for bad debt. The table below summarizes the activity in the Company’s allowance for losses for the years ended December 31 (in thousands).

	Balance at Beginning of Year	Additions Charged to Expense	Deductions from the Reserve	Balance at End of Year
2025	$8,500	$(1,000)	$(2,500)	$5,000
2024	$9,000	$5,000	$(5,500)	$8,500
2023	$9,000	$7,200	$(7,200)	$9,000

Note 19 — Subsequent Events

On January 29, 2026, the Company's Board of Directors authorized incremental share repurchases of up to an additional $500 million of Gartner's common stock. This authorization is in addition to the previously authorized repurchases of up to $7.0 billion, which as of the end of December 2025 had approximately $750 million remaining.

On January 29, 2026, the Company entered into a definitive agreement to sell its Digital Markets business. As of December 31, 2025, the assets and liabilities of Digital Markets were considered held for sale, resulting in $106.4 million of assets held for sale and $20.5 million of liabilities held for sale on the Consolidated Balance Sheet. The majority of the held for sale assets were goodwill, property, equipment and leasehold improvements, net and accounts receivable, with carrying amounts of $49.1 million, $26.3 million and $25.2 million, respectively, while the majority of the held for sale liabilities was accounts payable and accrued liabilities, with a carrying amount of $14.2 million.

On February 5, 2026, the Company completed the sale of Digital Markets for approximately $110.0 million, prior to customary purchase price adjustments.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gartner, Inc.

Date:	February 12, 2026	By:	/s/ Eugene A. Hall
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

Name	Title	Date

/s/ Eugene A. Hall	Chairman and Chief Executive Officer	February 12, 2026
Eugene A. Hall	(Principal Executive Officer)

/s/ Craig W. Safian	Executive Vice President and Chief Financial Officer	February 12, 2026
Craig W. Safian	(Principal Financial and Accounting Officer)

/s/ Peter E. Bisson	Director	February 12, 2026
Peter E. Bisson

/s/ Edward P. Bousa	Director	February 12, 2026
Edward P. Bousa

/s/ Richard J. Bressler	Director	February 12, 2026
Richard J. Bressler

/s/ Raul E. Cesan	Director	February 12, 2026
Raul E. Cesan

/s/ Karen E. Dykstra	Director	February 12, 2026
Karen E. Dykstra

/s/ José M. Gutiérrez	Director	February 12, 2026
José M. Gutiérrez

/s/ Diana S. Ferguson	Director	February 12, 2026
Diana S. Ferguson

/s/ Anne Sutherland Fuchs	Director	February 12, 2026
Anne Sutherland Fuchs

/s/ William O. Grabe	Director	February 12, 2026
William O. Grabe

/s/ Stephen G. Pagliuca	Director	February 12, 2026
Stephen G. Pagliuca

/s/ Daniela L. Rus	Director	February 12, 2026
Daniela L. Rus

/s/ Eileen M. Serra	Director	February 12, 2026
Eileen M. Serra