Form 10-Q
period 2026-03-31
GARTNER INC
filed 2026-05-05
CIK 749251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 1, 2026, 66,951,889 shares of the registrant’s common shares were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited; in thousands, except share data)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$1,666,946	$1,722,521
Fees receivable, net of allowances of $5,000 for both periods	1,411,496	1,684,522
Deferred commissions	379,221	400,728
Prepaid expenses and other current assets	190,334	152,205
Assets held-for-sale	—	106,361
Total current assets	3,647,997	4,066,337
Property, equipment and leasehold improvements, net	204,839	214,183
Operating lease right-of-use assets	222,350	213,997
Goodwill	2,740,264	2,740,802
Intangible assets, net	315,754	336,303
Other assets	524,069	513,778
Total Assets	$7,655,273	$8,085,400
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$862,464	$1,236,533
Deferred revenues	3,018,870	2,810,056
Current portion of long-term debt	5,000	5,000
Liabilities held-for-sale	—	20,503
Total current liabilities	3,886,334	4,072,092
Long-term debt, net of deferred financing fees	2,977,971	2,976,674
Operating lease liabilities	275,635	270,200
Other liabilities	451,949	446,526
Total Liabilities	7,591,889	7,765,492
Stockholders’ Equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0005 par value, 250,000,000 shares authorized; 163,602,067 shares issued for both periods	82	82
Additional paid-in capital	2,729,386	2,679,101
Accumulated other comprehensive loss, net	(45,055)	(41,015)
Accumulated earnings	6,944,582	6,722,238
Treasury stock, at cost, 95,724,933 and 92,752,769 common shares, respectively	(9,565,611)	(9,040,498)
Total Stockholders’ Equity	63,384	319,908
Total Liabilities and Stockholders’ Equity	$7,655,273	$8,085,400

See the accompanying notes to Condensed Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended
	March 31,
	2026	2025
Revenues:
Insights	$1,294,195	$1,255,569
Conferences	78,325	72,597
Consulting	119,129	139,706
Other	19,392	66,258
Total revenues	1,511,041	1,534,130
Costs and expenses:
Cost of services and product development	429,307	475,030
Selling, general and administrative	726,349	730,308
Depreciation	25,365	28,866
Amortization of intangibles	20,066	21,894
Gain from sale of divested operation	(6,138)	—
Total costs and expenses	1,194,949	1,256,098
Operating income	316,092	278,032
Interest expense, net	(21,048)	(13,413)
Other (expense) income, net	(2,632)	2,389
Income before income taxes	292,412	267,008
Provision for income taxes	70,068	56,069
Net income	$222,344	$210,939

Net income per share:
Basic	$3.19	$2.73
Diluted	$3.18	$2.71
Weighted average shares outstanding:
Basic	69,796	77,357
Diluted	69,965	77,790

See the accompanying notes to Condensed Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2026	2025
Net income	$222,344	$210,939
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(3,853)	17,046
Interest rate swaps – net change in deferred gain or loss	—	3,390
Pension plans – net change in deferred actuarial loss	(187)	48
Other comprehensive income (loss), net of tax	(4,040)	20,484
Comprehensive income	$218,304	$231,423

See the accompanying notes to Condensed Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited; in thousands)

Three Months Ended March 31, 2026
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Accumulated Earnings	Treasury Stock	Total
Balance at December 31, 2025	$82	$2,679,101	$(41,015)	$6,722,238	$(9,040,498)	$319,908
Net income	—	—	—	222,344	—	222,344
Other comprehensive loss	—	—	(4,040)	—	—	(4,040)
Issuances under stock plans	—	4,415	—	—	4,274	8,689
Common share repurchases (including excise tax)	—	—	—	—	(529,387)	(529,387)
Stock-based compensation expense	—	45,870	—	—	—	45,870
Balance at March 31, 2026	$82	$2,729,386	$(45,055)	$6,944,582	$(9,565,611)	$63,384

Three Months Ended March 31, 2025
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Accumulated Earnings	Treasury Stock	Total
Balance at December 31, 2024	$82	$2,497,130	$(88,333)	$5,993,007	$(7,042,717)	$1,359,169
Net income	—	—	—	210,939	—	210,939
Other comprehensive income	—	—	20,484	—	—	20,484
Issuances under stock plans	—	5,872	—	—	3,894	9,766
Common share repurchases (including excise tax)	—	—	—	—	(152,672)	(152,672)
Stock-based compensation expense	—	50,168	—	—	—	50,168
Balance at March 31, 2025	$82	$2,553,170	$(67,849)	$6,203,946	$(7,191,495)	$1,497,854

See the accompanying notes to Condensed Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2026	2025
Operating activities:
Net income	$222,344	$210,939
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	45,431	50,760
Stock-based compensation expense	45,870	50,168
Deferred taxes	1,991	(29,710)
Gain from sale of divested operation	(6,138)	—
Reduction in the carrying amount of operating lease right-of-use assets	14,894	17,736
Amortization and write-off of deferred financing fees	1,298	1,034
Gain on de-designated swaps	—	(165)
Changes in assets and liabilities, net of acquisitions and divestitures:
Fees receivable, net	270,936	211,612
Deferred commissions	21,265	41,131
Prepaid expenses and other current assets	(38,527)	(5,338)
Other assets	(7,930)	(15,568)
Deferred revenues	213,649	131,001
Accounts payable and accrued and other liabilities	(394,044)	(350,088)
Cash provided by operating activities	391,039	313,512
Investing activities:
Additions to property, equipment and leasehold improvements	(20,423)	(25,569)
Proceeds from sale of divested operation, net of cash transferred	104,798	—
Cash provided by (used in) investing activities	84,375	(25,569)
Financing activities:
Proceeds from employee stock purchase plan	8,661	9,736
Payments of deferred financing fees	(1,508)	—
Purchases of treasury stock	(534,637)	(162,672)
Cash used in financing activities	(527,484)	(152,936)
Net (decrease) increase in cash and cash equivalents	(52,070)	135,007
Effects of exchange rates on cash and cash equivalents	(3,505)	22,894
Cash and cash equivalents, beginning of period	1,722,521	1,933,147
Cash and cash equivalents, end of period	$1,666,946	$2,091,048

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

Basis of presentation. The accompanying interim Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 270 for interim financial information and with the applicable instructions of U.S. Securities and Exchange Commission (“SEC”) Rule 10-01 of Regulation S-X on Form 10-Q, and should be read in conjunction with the consolidated financial statements and related notes of the Company in its Annual Report on Form 10-K for the year ended December 31, 2025.

The fiscal year of Gartner is the twelve-month period from January 1 through December 31. In the opinion of management, all normal recurring accruals and adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented herein have been included. The results of operations for the three months ended March 31, 2026 may not be indicative of the results of operations for the remainder of 2026 or beyond. When used in these notes, the terms “Gartner,” the “Company,” “we,” “us,” or “our” refer to Gartner, Inc. and its consolidated subsidiaries.

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

Adoption of new accounting standard. The Company adopted the accounting standard described below during 2026.

Credit Losses— In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326) (“ASU 2025-05”). The amendments in this ASU introduce a practical expedient for all entities related to applying Subtopic 326-20 to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. In developing reasonable and supportable forecasts as part of estimating expected credit losses, all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments are expected to provide decision-useful information to investors and other financial statement users while reducing the time and effort necessary to analyze and estimate credit losses for current accounts receivable and current contract assets. The amendments were effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption was permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company adopted ASU 2025-05 effective in 2026 and the adoption had no impacts to the Company's results of operations, cash flows, or financial condition.

Accounting standards issued but not yet adopted. The FASB has issued accounting standards that have not yet become effective as of March 31, 2026 and may impact the Company’s Consolidated Financial Statements or related disclosures in future periods. The standards and their potential impacts are discussed below.

Income Statement— In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income- Expense Disaggregation Disclosures (“ASU No. 2024-03”). The amendments in this ASU are expected to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including employee compensation, depreciation and amortization) in commonly presented expense captions (such as cost of sales, SG&A and research and development). ASU 2024-03 will require a quantitative disclosure of the components of each income statement line item (e.g., cost of services and product development and selling, general and administrative expenses). It will also require entities to disclose the total amount of selling expenses, and, on an annual basis, an entity’s definition of selling expenses. The amendments are effective for annual reporting periods with fiscal years beginning after December 15, 2026, and interim reporting periods in fiscal years beginning after December 15, 2027. The Company expects this ASU to only impact its disclosures with no impacts to the Company's results of operations, cash flows, or financial condition.

Internal-use Software— In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40). The amendments in this ASU remove all references to project stages, and requires entities to start capitalizing software costs when (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. The amendments are effective for annual reporting periods with fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The Company expects this ASU will not have a material impact to the Company's results of operations, cash flows, or financial condition.

Note 2 — Divestiture

In February 2026, the Company completed the sale of its Digital Markets business, for approximately $104.8 million net of cash transferred, subject to post-close adjustments. The Company recorded a pre-tax gain of $6.1 million on the sale, which is included in Gain from sale of divested operation in the Consolidated Statement of Operations during the three months ended March 31, 2026. The Digital Markets business was included in the Company’s Other segment.

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

The Company’s most recent annual impairment test of goodwill was a quantitative analysis conducted during the quarter ended September 30, 2025 that indicated an impairment of the Company’s Digital Markets reporting unit. During the three months ended September 30, 2025, ongoing weakness in the market as well as changes in the Company’s internal organization structure prompted a revision to the long-term earnings forecast for the Digital Markets business. During the three months ended September 30, 2025, a goodwill impairment loss of $150.0 million was recognized in the Digital Markets reporting unit. Subsequent to completing the 2025 annual impairment test, there were no events or changes in circumstances noted that required an interim impairment test.

The table below presents changes to the carrying amount of goodwill by segment during the three months ended March 31, 2026 (in thousands).

	Insights	Conferences	Consulting	Total
Balance at December 31, 2025	$2,460,315	$184,052	$96,435	$2,740,802
Foreign currency translation impact	(447)	(10)	(81)	(538)
Balance at March 31, 2026	$2,459,868	$184,042	$96,354	$2,740,264

Finite-Lived Intangible Assets

The tables below present reconciliations of the carrying amounts of the Company’s finite-lived intangible assets as of the dates indicated (in thousands).

March 31, 2026	Customer Relationships	Other	Total
Gross cost at December 31, 2025	$1,021,757	$10,200	$1,031,957
Foreign currency translation impact	(1,623)	—	(1,623)
Gross cost	1,020,134	10,200	1,030,334
Accumulated amortization (1)	(706,106)	(8,474)	(714,580)
Balance at March 31, 2026	$314,028	$1,726	$315,754

December 31, 2025	Customer Relationships	Other	Total
Gross cost	$1,021,757	$10,200	$1,031,957
Accumulated amortization (1)	(687,416)	(8,238)	(695,654)
Balance at December 31, 2025	$334,341	$1,962	$336,303

(1) Finite-lived intangible assets are amortized using the straight-line method over the following periods: Customer relationships—6 to 13 years and Other—11 years.

Amortization expense related to finite-lived intangible assets was $20.1 million and $21.9 million during the three months ended March 31, 2026 and 2025, respectively. The estimated future amortization expense by year for finite-lived intangible assets is presented in the table below (in thousands).

2026 (remaining nine months)	$60,052
2027	79,460
2028	77,989
2029	77,910
2030	20,343
$315,754

Note 4 — Revenue and Related Matters

Disaggregated Revenue — The Company’s disaggregated revenue by reportable segment is presented in the tables below for the periods indicated (in thousands).

By Primary Geographic Market (1)
Three Months Ended March 31, 2026
Primary Geographic Market	Insights	Conferences	Consulting	Other	Total
United States and Canada	$771,368	$57,300	$81,084	$14,553	$924,305
Europe, Middle East and Africa	357,156	11,327	28,290	3,358	400,131
Other International	165,671	9,698	9,755	1,481	186,605
Total revenues	$1,294,195	$78,325	$119,129	$19,392	$1,511,041

Three Months Ended March 31, 2025
Primary Geographic Market	Insights	Conferences	Consulting	Other	Total
United States and Canada	$791,833	$55,584	$90,964	$55,448	$993,829
Europe, Middle East and Africa	313,507	9,142	32,303	8,193	363,145
Other International	150,229	7,871	16,439	2,617	177,156
Total revenues	$1,255,569	$72,597	$139,706	$66,258	$1,534,130

(1)Revenue is reported based on where the sale is fulfilled.

The Company’s revenue is generated primarily through direct sales to clients by domestic and international sales forces and a network of independent international sales agents.

By Timing of Revenue Recognition

Three Months Ended March 31, 2026
Timing of Revenue Recognition	Insights	Conferences	Consulting	Other	Total
Transferred over time (1)	$1,292,253	$—	$90,159	$74	$1,382,486
Transferred at a point in time (2)	1,942	78,325	28,970	19,318	128,555
Total revenues	$1,294,195	$78,325	$119,129	$19,392	$1,511,041

Three Months Ended March 31, 2025
Timing of Revenue Recognition	Insights	Conferences	Consulting	Other	Total
Transferred over time (1)	$1,252,188	$—	$104,152	$400	$1,356,740
Transferred at a point in time (2)	3,381	72,597	35,554	65,858	177,390
Total revenues	$1,255,569	$72,597	$139,706	$66,258	$1,534,130

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

Performance Obligations — For customer contracts that are greater than one year in duration, the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied (or partially unsatisfied) as of March 31, 2026 was approximately $6.6 billion. The Company expects to recognize $3.2 billion, $2.6 billion and $0.8 billion of this revenue (most of which pertains to Insights) during the remainder of 2026, the year ending December 31, 2027 and thereafter, respectively. The Company applies a practical expedient that is permitted under ASC Topic 606 and, accordingly, it does not disclose such performance obligation information for customer contracts that have original durations of one year or less. The Company’s performance obligations for contracts meeting this ASC Topic 606 disclosure exclusion primarily include: (i) stand-ready services under Insights subscription contracts; (ii) holding conferences and meetings where attendees and exhibitors can participate; and (iii) providing customized Consulting solutions for clients under fixed fee and time and materials engagements. The remaining duration of these performance obligations is generally less than one year, which aligns with the period that the parties have enforceable rights and obligations under the affected contracts.

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

	March 31,	December 31,
	2026	2025
Assets:
Fees receivable, gross (1)	$1,416,496	$1,689,522
Contract assets recorded in Prepaid expenses and other current assets (2)	$45,748	$40,534

Contract liabilities:
Deferred revenues (current liability) (3)	$3,018,870	$2,810,056
Non-current deferred revenues recorded in Other liabilities (3)	31,846	31,569
Total contract liabilities	$3,050,716	$2,841,625

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

The Company recognized revenue of $1.1 billion and $1.0 billion during the three months ended March 31, 2026 and 2025, respectively, that was attributable to deferred revenues that were recorded at the beginning of each such period. Those amounts primarily consisted of Insights revenues that were recognized ratably as control of the goods or services passed to the customer during the reporting periods. During each of the three months ended March 31, 2026 and 2025, the Company did not record any material impairments related to its contract assets.

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

The table below sets forth the calculation of basic and diluted income per share for the periods indicated (in thousands, except per share data).

	Three Months Ended
	March 31,
	2026	2025
Numerator:
Net income used for calculating basic and diluted income per share	$222,344	$210,939
Denominator:
Weighted average common shares used in the calculation of basic income per share	69,796	77,357
Dilutive effect of outstanding awards associated with stock-based compensation plans (1)	169	433
Shares used in the calculation of diluted income per share	69,965	77,790
Basic income per share	$3.19	$2.73
Diluted income per share	$3.18	$2.71

(1)Certain outstanding awards associated with stock-based compensation plans were not included in the computation of diluted income per share because the effect would have been anti-dilutive. These anti-dilutive outstanding awards associated with stock-based compensation plans was 0.8 million and 0.2 million for the three months ended March 31, 2026 and March 31, 2025, respectively.

Note 6 — Stock-Based Compensation

The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company currently awards stock-settled stock appreciation rights, service-based and performance-based restricted stock units, and common stock equivalents. As of March 31, 2026, the Company had 3.9 million shares of its common stock, par value $0.0005 per share, (the “Common Stock”) available for stock-based compensation awards under the Gartner, Inc. Long-Term Incentive Plan as amended and restated in June 2023 (the “Plan”).

The tables below summarize the Company’s stock-based compensation expense by award type and expense category line item during the periods indicated (in millions).

	Three Months Ended
	March 31,
Award type	2026	2025
Stock appreciation rights	$3.1	$3.4
Restricted stock units	42.5	46.6
Common stock equivalents	0.3	0.2
Total (1)	$45.9	$50.2

	Three Months Ended
	March 31,
Expense category line item	2026	2025
Cost of services and product development	$16.8	$20.6
Selling, general and administrative	29.1	29.6
Total (1)	$45.9	$50.2

(1)Includes costs of $23.5 million and $28.0 million during the three months ended March 31, 2026 and 2025, respectively, for awards to retirement-eligible employees. Those awards are expensed on an accelerated basis.

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

•Conferences provides executives and teams across an organization the opportunity to learn, share and network. From industry-leading conferences to peer-driven communities – each focused on the mission-critical priorities of specific business roles – our offerings enable attendees to experience the best of Gartner insights and guidance.

•Consulting serves senior executives leading technology-driven strategic initiatives leveraging the power of Gartner’s actionable, objective insights. Through custom analysis and on-the-ground support we enable optimized technology investments and stronger performance on our clients’ mission critical priorities.

The Company's Chief Executive Officer is its chief operating decision maker (CODM). The CODM evaluates segment performance and allocates resources based on gross contribution. Gross contribution, as presented in the tables below, is defined as operating income or loss excluding certain Cost of services and product development expenses, Selling, general and administrative expenses, Depreciation, Amortization of intangibles and Gain from sale of divested operation. Certain bonus and fringe benefit costs included in consolidated Cost of services and product development are not allocated to segment expense. The CODM uses gross contribution to allocate resources (including financial resources and employees) for each segment primarily in the Company's annual budgeting process. The CODM then monitors budgeted versus actual results regularly to assess segment operating performance, identify business trends, and modify resource allocations as needed. The accounting policies used by the reportable segments are the same as those used by the Company. There are no intersegment revenues. The Company does not identify or allocate assets, including capital expenditures, by reportable segment. Accordingly, assets are not reported by segment because the information is not available by segment and is not reviewed in the evaluation of segment performance or in making decisions regarding the allocation of resources.

The tables below present information about the Company’s reportable segments for the periods indicated (in thousands).

Three Months Ended March 31, 2026	Insights	Conferences	Consulting	Other (1)	Consolidated
Revenues	$1,294,195	$78,325	$119,129	$19,392	$1,511,041
Less:
Personnel expenses	271,957	18,031	75,617	2,210	367,815
Product and content delivery expenses	3,630	26,756	2,939	9,475	42,800
Other expenses (2)	7,091	3,130	3,768	130	14,119
Gross contribution	1,011,517	30,408	36,805	7,577	1,086,307
Cost of services and product development - unallocated (3)					4,573
Selling, general and administrative					726,349
Depreciation and amortization					45,431
Gain from sale of divested operation					(6,138)
Interest expenses and other, net					23,680
Income before income taxes					$292,412

Three Months Ended March 31, 2025	Insights	Conferences	Consulting	Other (1)	Consolidated
Revenues	$1,255,569	$72,597	$139,706	$66,258	$1,534,130
Less:
Personnel expenses	278,990	17,746	79,092	10,371	386,199
Product and content delivery expenses	4,396	24,172	3,263	36,781	68,612
Other expenses (2)	6,236	3,297	3,959	530	14,022
Gross contribution	965,947	27,382	53,392	18,576	1,065,297
Cost of services and product development - unallocated (3)					6,197
Selling, general and administrative					730,308
Depreciation and amortization					50,760
Interest expenses and other, net					11,024
Income before income taxes					$267,008

(1)Other includes the Company's Digital Markets operating segment, which was divested during the three months ended March 31, 2026. See Note 2 — Divestiture for additional information.
(2)Other expenses consists primarily of travel and entertainment and workplace expenses.
(3)The unallocated amounts consist of certain bonus and fringe costs recorded in consolidated Cost of services and product development that are not allocated to segment expense. The Company’s policy is to allocate bonuses to segments at 100% of a segment employee’s target bonus. Amounts above or below 100% are absorbed by corporate.

Note 8 — Debt

The Company’s total outstanding borrowings are summarized in the table below (in thousands).

	March 31,	December 31,
Description	2026	2025
2024 Credit Agreement - Revolving credit facility (1)	$—	$—
4.50% Senior Notes due 2028 (“2028 Notes”)	800,000	800,000
3.63% Senior Notes due 2029 (“2029 Notes”)	600,000	600,000
3.75% Senior Notes due 2030 (“2030 Notes”)	800,000	800,000
4.95% Senior Notes due 2031 (“2031 Notes”)	350,000	350,000
5.60% Senior Notes due 2035 (“2035 Notes”)	450,000	450,000
Other (2)	5,000	5,000
Principal amount outstanding (3)	3,005,000	3,005,000
Less: Deferred financing fees and unamortized discounts (4)	(22,029)	(23,326)
Net balance sheet carrying amount	$2,982,971	$2,981,674

(1)The Company had approximately $1.0 billion of available borrowing capacity on the 2024 Credit Agreement revolver (not including the expansion feature) as of March 31, 2026.
(2)Consists of a State of Connecticut economic development loan originated in 2019 with a 10-year maturity and bears interest at a fixed rate of 1.75%. The Company repaid the loan in April 2026.
(3)The weighted average annual effective rate on the Company’s outstanding debt for the three months ended March 31, 2026, was 4.34%.
(4)Deferred financing fees and unamortized discounts are being amortized to Interest expense, net over the term of the related debt obligation.

2024 Credit Agreement

On March 26, 2024, the Company entered into a Credit Agreement (the “2024 Credit Agreement”) among the Company, as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”).

The 2024 Credit Agreement provides for a $1.0 billion senior unsecured five-year revolving facility. The facility may be increased, at the Company’s option and under certain conditions, by up to an additional $750 million in the aggregate. The facility may be used for revolving loans, and up to $75.0 million may be used for letters of credit. The revolving loans may be borrowed, repaid and re-borrowed until March 26, 2029, at which time all amounts borrowed must be repaid, subject to customary extension mechanics. The 2024 Credit Agreement contains certain customary restrictive loan covenants, including, among others, a financial covenant requiring a maximum leverage ratio and covenants limiting the Company’s ability to grant liens, make acquisitions, be acquired and the ability of the Company’s subsidiaries to incur indebtedness. The Company was in compliance with all financial covenants as of March 31, 2026.

Interest under the revolving facility accrues, at a variable rate, based on, at our option, (i) the Secured Overnight Funding Rate (“SOFR”) plus a credit spread adjustment of 0.10% or (ii) an alternate base rate (“Base Rate”) plus, in each case, an applicable margin, and is payable monthly. The applicable margin ranges between 1.125% and 1.75%, depending on the lower rate determined by either the Company’s leverage ratio or the credit rating of the Company’s senior unsecured debt. At March 31, 2026, the applicable all-in margin on the revolving facility was 1.48% (including the credit spread adjustment). The contractual annualized interest rate as of March 31, 2026 on the 2024 Credit Agreement was 5.23%, which consisted of Term Secured Overnight Financing Rate (“SOFR”) of 3.75% plus a margin of 1.48%. The commitment fee payable on the unused portion of the facility is equal to between 0.125% and 0.25% based on utilization of the facility. The Company has also agreed to pay customary letter of credit fees.

2031 and 2035 Notes

On November 20, 2025, the Company completed the public offering and issuance of $350.0 million aggregate principal amount of its 4.950% Senior Notes due 2031 and $450.0 million aggregate principal amount of its 5.600% Senior Notes due 2035 (together, the “Notes”). The 2031 Notes were issued at an issue price of 99.970% and the 2035 Notes were issued at an issue price of 99.992%. The Notes were offered and sold pursuant to Gartner’s automatic shelf registration statement on Form S-3 (File No. 333-291447) and the prospectus included therein, filed with the Securities and Exchange Commission on November 12, 2025, and supplemented by the prospectus supplement dated November 13, 2025.

The Company received approximately $799.9 million in net proceeds, after discounts and before underwriting fees and offering expenses, from the sale of the Notes. The Company used a portion of the net proceeds from the offering of the notes to repay the $274.4 million then outstanding under the 2024 Credit Agreement and to pay related fees and expenses, with remaining amounts to be used for general corporate purposes, which may include, without limitation, potential repurchases of its common stock.

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

Note 9 — Equity

Share Repurchase Authorization

In 2015, the Company’s Board of Directors (the “Board”) authorized a share repurchase program to repurchase up to $1.2 billion of the Company’s common stock. The Board authorized incremental share repurchases of up to an aggregate additional $6.3 billion of the Company’s common stock from February 2021 to January 2026. As of March 31, 2026, $0.7 billion remained available under the share repurchase program. The Company may repurchase its common stock from time-to-time in amounts, at prices and in the manner that the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended), accelerated share repurchases, private transactions or other transactions and will be funded by cash on hand and borrowings. Repurchases may also be made from time-to-time in connection with the settlement of the Company’s stock-based compensation awards.

The Company’s share repurchase activity is presented in the table below for the periods indicated.

	Three Months Ended
	March 31,
	2026	2025
Number of shares repurchased (1)	3,310,253	300,745
Cash paid for repurchased shares (in thousands) (2)	$534,637	$162,672

(1)The average purchase price for repurchased shares was $158.49 and $507.65 for the three months ended March 31, 2026 and 2025, respectively. The repurchased shares during the three months ended March 31, 2026 and 2025 included purchases for both open market purchases and stock-based compensation award settlements.
(2)The cash paid for repurchased shares during the three months ended March 31, 2026 excluded excise tax accrued and included $10.0 million of open market purchases with trade dates in December 2025 that settled in January 2026. The cash paid for repurchased shares during the three months ended March 31, 2025 included $10.0 million of open market purchases with trade dates in December 2024 that settled in January 2025.

Accumulated Other Comprehensive Loss, net (“AOCL”)

The tables below provide information about the changes in AOCL by component and the related amounts reclassified out of AOCL to income during the periods indicated (net of tax, in thousands) (1).

Three Months Ended March 31, 2026

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2025	$(5,944)	$(35,071)	$(41,015)
Other comprehensive income (loss) activity during the period:
Change in AOCL before reclassifications to income	(397)	(3,853)	(4,250)
Reclassifications from AOCL to income (2)	210	—	210
Other comprehensive income (loss), net	(187)	(3,853)	(4,040)
Balance – March 31, 2026	$(6,131)	$(38,924)	$(45,055)

Three Months Ended March 31, 2025

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2024	$(9,800)	$(5,214)	$(73,319)	$(88,333)
Other comprehensive income (loss) activity during the period:
Change in AOCL before reclassifications to income	—	—	17,046	17,046
Reclassifications from AOCL to income (2), (3)	3,390	48	—	3,438
Other comprehensive income (loss), net	3,390	48	17,046	20,484
Balance – March 31, 2025	$(6,410)	$(5,166)	$(56,273)	$(67,849)

(1)Amounts in parentheses represent debits (deferred losses).
(2)The reclassifications related to defined benefit pension plans were recorded in Other (expense) income, net.
(3)$4.5 million of the reclassifications related to interest rate swaps (cash flow hedges) were recorded in Interest expense, net, for the three months ended March 31, 2025. The swap contract matured in September 2025.

Note 10 — Income Taxes

The provision for income taxes was $70.1 million and $56.1 million for the three months ended March 31, 2026 and 2025, respectively. The effective income tax rate was 24.0% and 21.0% for the three months ended March 31, 2026, and 2025, respectively.

The increase in the effective income tax rate in the current period was primarily due to the unfavorable impact of stock-based compensation, partially offset by the favorable release of reserves upon the resolution of the related inquiries.

The Company had gross unrecognized tax benefits of $292.6 million on March 31, 2026 and $301.6 million on December 31, 2025.

Recent legislative developments in the U.S. and internationally have introduced significant changes to tax frameworks, including modifications impacting business provisions, international taxation, and global minimum tax requirements. These changes have various effective dates, with some provisions already in effect and others to be implemented over the coming years. While these evolving legislative measures have not had a material impact on the Company’s consolidated financial results in the current period, the Company is actively monitoring and assessing their potential effects. The Company will continue to evaluate and reflect the impact of these legislative changes in its future financial statements as appropriate.

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

March 31, 2026
Derivative Contract Type	Number of Contracts	Notional Amounts	Fair Value Asset (Liability), Net (2)	Balance Sheet Line Item
Foreign currency forwards (1)	28	$110,353	$1	Other current assets/accrued liabilities

December 31, 2025
Derivative Contract Type	Number of Contracts	Notional Amounts	Fair Value Asset (Liability), Net (2)	Balance Sheet Line Item
Foreign currency forwards (1)	104	$427,482	$230	Other current assets/accrued liabilities

(1)The Company has foreign exchange transaction risk because it typically enters into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currency. The Company enters into short-term foreign currency forward exchange contracts to mitigate the cash flow risk associated with changes in foreign currency rates on forecasted foreign currency transactions. These contracts are accounted for at fair value with realized and unrealized gains and losses recognized in Other (expense) income, net because the Company does not designate these contracts as hedges for accounting purposes. All of the outstanding foreign currency forward exchange contracts at March 31, 2026 matured before April 28, 2026.

(2)See Note 12 — Fair Value Disclosures for the determination of the fair values of these instruments.

At March 31, 2026, all of the Company’s derivative counterparties were investment grade financial institutions. The Company did not have any collateral arrangements with its derivative counterparties and none of the derivative contracts contained credit-risk related contingent features. The table below provides information regarding amounts recognized in the accompanying Condensed Consolidated Statements of Operations for derivative contracts for the periods indicated (in thousands).

	Three Months Ended
	March 31,
Amount recorded in:	2026	2025
Interest expense, net (1)	$—	$4,464
Other expense (income), net (2)	1,218	(596)
Total expense, net	$1,218	$3,868

(1)Consists of interest expense from interest rate swap contracts.
(2)Consists of net realized and unrealized gains and losses on foreign currency forward contracts and in 2025 also included a gain on a de-designated interest rate swap.

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

Description	March 31, 2026	December 31, 2025
Assets:
Values based on Level 1 inputs:
Deferred compensation plan assets (1)	$23,441	$19,188
Total Level 1 inputs	23,441	19,188
Values based on Level 2 inputs:
Deferred compensation plan assets (1)	150,417	155,949
Foreign currency forward contracts (2)	213	1,169
Total Level 2 inputs	150,630	157,118
Total Assets	$174,071	$176,306
Liabilities:
Values based on Level 2 inputs:
Deferred compensation plan liabilities (1)	$178,390	$178,331
Foreign currency forward contracts (2)	212	939
Total Level 2 inputs	178,602	179,270
Total Liabilities	$178,602	$179,270

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

	Carrying Amount		Fair Value
	March 31,	December 31,	March 31,	December 31,
Description	2026	2025	2026	2025
2028 Notes	$796,888	$796,563	$787,152	$798,080
2029 Notes	596,811	596,578	564,276	578,760
2030 Notes	795,264	795,024	730,344	759,224
2031 Notes	346,708	346,564	341,674	351,869
2035 Notes	445,498	445,411	426,686	450,657
Total	$2,981,169	$2,980,140	$2,850,132	$2,938,590

Note 13 — Contingencies

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

Indemnifications. The Company has various agreements that may obligate it to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations related to matters such as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by the Company under these agreements have not been material. As of March 31, 2026, the Company did not have any material payment obligations under any such indemnification agreements.

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

	Three Months Ended
	March 31,
Description:	2026	2025
Operating lease cost (1)	$19,889	$24,348
Lease cost (2)	5,305	5,685
Sublease income	(11,121)	(11,386)
Total lease cost, net (3)	$14,073	$18,647
Cash paid for amounts included in the measurement of operating lease liabilities	$27,639	$28,657
Cash receipts from sublease arrangements	$11,359	$11,144
Right-of-use assets obtained in exchange for new operating lease liabilities	$25,881	$5,071

(1)Included in operating lease cost was $8.0 million and $8.5 million for the three months ended March 31, 2026 and 2025, respectively, for costs related to subleasing activities.
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

	March 31,	December 31,
Description:	2026	2025
Accounts payable and accrued liabilities	$96,569	$96,076
Operating lease liabilities	275,635	270,200
Total operating lease liabilities included in the Condensed Consolidated Balance Sheets	$372,204	$366,276

Note 15 — Subsequent Event

On April 30, 2026, the Company’s Board of Directors authorized incremental share repurchases of up to an additional $600.0 million of Gartner’s common stock. This authorization is in addition to the previously authorized repurchases of up to $7.5 billion, which, as of the end of April 2026, had approximately $640.0 million remaining.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this Management’s Discussion and Analysis (“MD&A”) is to facilitate an understanding of significant factors influencing the quarterly operating results, financial condition and cash flows of Gartner, Inc. Additionally, the MD&A conveys our expectations of the potential impact of known trends, events or uncertainties that may impact future results. You should read this discussion in conjunction with our Condensed Consolidated Financial Statements and related notes included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). Historical results and percentage relationships are not necessarily indicative of operating results for future periods. References to “Gartner,” the “Company,” “we,” “our” and “us” in this MD&A are to Gartner, Inc. and its consolidated subsidiaries.

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

We operate in a very competitive and rapidly changing environment that involves numerous known and unknown risks and uncertainties, some of which are beyond our control. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future quarterly and annual revenues, operating income, results of operations and cash flows, as well as any forward-looking statement, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in our forward-looking statements include, among others, the following: our ability to maintain and expand our products and services; our ability to keep pace with technological developments in artificial intelligence (“AI”) and comply with evolving AI regulations; our ability to achieve continued customer renewals and achieve new contract value, backlog and deferred revenue growth in light of competitive pressures; our ability to grow or sustain revenue from individual customers; our ability to expand or retain our customer base; our ability to carry out our strategic initiatives and manage associated costs; the timing of conferences and meetings, in particular our Gartner Symposium/Xpo series; our ability to achieve and effectively manage growth, including our ability to integrate our acquisitions and consummate and integrate future acquisitions; our ability to attract and retain a professional staff of analysts and consultants as well as experienced sales personnel upon whom we are dependent, especially in light of labor competition; our ability to successfully compete with existing competitors and potential new competitors; our ability to enforce and protect our intellectual property rights; the impact of cybersecurity incidents or other disruptions to our information systems; our ability to pay our debt obligations; the impact of global economic and geopolitical conditions, including inflation (and related monetary policy by governments in response to inflation) and recession; uncertain effects, both direct and indirect, of changes and volatility in tariffs and trade policies; risks associated with the creditworthiness, budget cuts, priorities and shutdown of governments and agencies; additional risks associated with international operations, including foreign currency fluctuations; the impact on our business resulting from changes in international conditions, including those resulting from tensions in the Middle East, the war in Ukraine and current and future sanctions imposed by governments or other authorities; the impact of restructuring and other charges on our businesses and operations; our ability to meet sustainability commitments and comply with applicable regulatory requirements, as well as potential reactions by customers to these commitments; the impact of changes in tax policy (including global minimum tax legislation) and heightened scrutiny from various taxing authorities globally; changes to laws and regulations; and other risks and uncertainties. The potential fluctuations in our operating income could cause period-to-period comparisons of operating results not to be meaningful and could provide an unreliable indication of future operating results. A description of the risk factors associated with our business is included under “Risk Factors” in Item 1A. of the 2025 Form 10-K, which is incorporated herein by reference.

Forward-looking statements are subject to risks, estimates and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those listed above or described under “Risk Factors” in Item 1A of the 2025 Form 10-K. Readers should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date hereof, and forward-looking statements in documents attached that are incorporated by reference speak only as of the date of those documents. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.

BUSINESS OVERVIEW

Gartner, Inc. (NYSE: IT) delivers actionable, objective business and technology insights that drive smarter decisions and stronger performance on an organization’s mission-critical priorities.

We deliver our products and services globally through three reportable segments – Business and Technology Insights ("Insights"), Conferences and Consulting, as described below.

•Insights equips executives and their teams from every function and across all industries with actionable, objective business and technology insights, guidance and tools. Our experienced experts deliver all this value informed by an unmatched combination of practitioner-sourced and data-driven research to help our clients address their mission critical priorities.

•Conferences provides executives and teams across an organization the opportunity to learn, share and network. From industry-leading conferences to peer-driven communities – each focused on the mission-critical priorities of specific business roles – our offerings enable attendees to experience the best of Gartner insights and guidance.

•Consulting serves senior executives leading technology-driven strategic initiatives leveraging the power of Gartner’s actionable, objective insights. Through custom analysis and on-the-ground support we enable optimized technology investments and stronger performance on our clients’ mission critical priorities.

As of March 31, 2026, we had 19,367 employees globally, a decrease of 8% from March 31, 2025.

Recent Developments

In February 2026, we completed the sale of our Digital Markets business, for approximately $104.8 million net of cash transferred, subject to post-close adjustments. We recorded a pre-tax gain of $6.1 million on the sale, which is included in Gain from sale of divested operation in the Consolidated Statement of Operations during the three months ended March 31, 2026. The Digital Markets business represented the entirety of our Other segment.

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

We had total revenues of $1.5 billion during the first quarter of 2026, a decrease of 2% compared to the first quarter of 2025. The decrease was primarily due to the sale of our Digital Markets business in February 2026. During the first quarter of 2026, compared to the first quarter of 2025, Insights revenues increased by 3%, Conferences revenues increased by 8%, and Consulting revenues decreased by 15%. For a more complete discussion of our results by segment, see Segment Results below.

For the first quarter of 2026 and 2025, we had net income of $222.3 million and $210.9 million, respectively, and diluted net income per share of $3.18 and $2.71, respectively. Cash provided by operating activities was $391.0 million and $313.5 million during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had $1.7 billion of cash and cash equivalents and approximately $1.0 billion of available borrowing capacity on our revolving credit facility. For a more complete discussion of our cash flows and financial position, see the Liquidity and Capital Resources section below.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For information regarding our critical accounting policies and estimates, please refer to Part II, Item 7, “Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There have been no material changes to the critical accounting policies previously disclosed in that report.

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

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	Increase (Decrease)	Increase (Decrease) %
Revenues:
Insights	$1,294,195	$1,255,569	$38,626	3%
Conferences	78,325	72,597	5,728	8
Consulting	119,129	139,706	(20,577)	(15)
Other	19,392	66,258	(46,866)	(71)
Total revenues	1,511,041	1,534,130	(23,089)	(2)
Costs and expenses:
Cost of services and product development	429,307	475,030	(45,723)	(10)
Selling, general and administrative	726,349	730,308	(3,959)	(1)
Depreciation	25,365	28,866	(3,501)	(12)
Amortization of intangibles	20,066	21,894	(1,828)	(8)
Gain from sale of divested operation	(6,138)	—	(6,138)	nm
Operating income	316,092	278,032	38,060	14
Interest expense, net	(21,048)	(13,413)	7,635	57
Other (expense) income, net	(2,632)	2,389	(5,021)	(210)
Less: Provision for income taxes	70,068	56,069	13,999	25
Net income	$222,344	$210,939	$11,405	5%
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

Total revenues for the three months ended March 31, 2026 were $1.5 billion, a decrease of $23.1 million, or 2% compared to the same period in 2025 on a reported basis and 4% excluding the foreign currency impact. The decrease was primarily due to the sale of our Digital Markets business in February 2026. Refer to the section of this MD&A below entitled “Segment Results” for a discussion of revenues and results by reportable segment.

Cost of services and product development was $429.3 million during the three months ended March 31, 2026, a decrease of $45.7 million compared to the same period in 2025, or 10% on a reported basis and 11% excluding the foreign currency impact. The decrease in Cost of services and product development during the three months ended March 31, 2026 was primarily due to a $25.8 million decrease in product and content delivery expenses principally as a result of the sale of our Digital Markets business in February 2026, in addition to a $20.0 million decrease in personnel expenses due to lower headcount. Cost of services and product development as a percent of revenues was 28% and 31% for the three months ended March 31, 2026 and 2025, respectively.

Selling, general and administrative (“SG&A”) expense was $726.3 million during the three months ended March 31, 2026, a decrease of $4.0 million compared to the same period in 2025, or 1% on a reported basis and 3% excluding the foreign currency impact. The decrease in SG&A expense during the three months ended March 31, 2026 was primarily due to reduced facility-related expenses. The number of quota-bearing sales associates in Global Technology Sales decreased by 3% to 3,584 and in

Global Business Sales, decreased by 4% to 1,282 compared to March 31, 2025. On a combined basis, the total number of quota-bearing sales associates decreased by 3% when compared to March 31, 2025. SG&A expense as a percent of revenues was 48% during both the three months ended March 31, 2026 and 2025.

Depreciation decreased by 12% during the three months ended March 31, 2026, respectively, compared to the same period in 2025. The decrease for the three months ended March 31, 2026 was primarily due to the sale of our Digital Markets business in February 2026.

Amortization of intangibles decreased by 8% during the three months ended March 31, 2026, compared to the same period in 2025, due to certain intangible assets becoming fully amortized in 2025.

Gain from sale of divested operation of $6.1 million was attributable to the sale of our Digital Markets business in February 2026.

Operating income was $316.1 million and $278.0 million during the three months ended March 31, 2026 and 2025, respectively. The increase in operating income for the three months ended March 31, 2026 as compared to the prior year period was primarily due to the reduction in operating expenses, as well as the gain on sale of our Digital Markets business in February 2026.

Interest expense, net increased by $7.6 million during the three months ended March 31, 2026, compared to the same period in 2025. The increase for the three months ended March 31, 2026 was due to a decrease in interest income, as a result of lower average cash balances and lower interest rates than the prior year as well as an increase in interest expense related to the issuance of our 2031 and 2035 Notes, which were issued in November 2025.

Other (expense) income, net for the periods presented herein primarily consisted of the net impact of foreign currency gains and losses.

The provision for income taxes was $70.1 million and $56.1 million for the three months ended March 31, 2026 and 2025, respectively. The effective income tax rate was 24.0% and 21.0% for the three months ended March 31, 2026 and 2025, respectively. The increase in the effective income tax rate in the current period was primarily due to the unfavorable impact of stock-based compensation, partially offset by the favorable release of reserves upon the resolution of the related inquiries.

Net income for the three months ended March 31, 2026 and 2025 was $222.3 million and $210.9 million, respectively. Our diluted net income per share during the three months ended March 31, 2026 increased by $0.47. The increase in net income during the three months ended March 31, 2026 was primarily due to a decrease in operating expenses, partially offset by a decrease in revenues.

SEGMENT RESULTS

We evaluate segment performance and allocate resources based on gross contribution margin. Gross contribution is defined as operating income or loss excluding certain Cost of services and product development expenses, SG&A expenses, Depreciation, Amortization of intangibles and Gain from sale of divested operation. Gross contribution margin is defined as gross contribution as a percent of revenues.

Reportable Segments

The sections below present the results of the Company’s three reportable business segments: Insights, Conferences and Consulting.

Insights

	As Of And For The Three Months Ended March 31, 2026	As Of And For The Three Months Ended March 31, 2025	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$1,294,195	$1,255,569	$38,626	3%
Gross contribution (1)	$1,011,517	$965,947	$45,570	5%
Gross contribution margin	78%	77%	1 point	—
Business Measurements:
Contract Value (1), (3)	$5,268,000	$5,214,000	$54,000	1%
Global Technology Sales (2):
Contract value (1), (3)	$4,000,000	$3,986,000	$14,000	—%
Client retention	85%	84%	1 point	—
Wallet retention	97%	101%	(4) points	—
Global Business Sales (2):
Contract value (1), (3)	$1,268,000	$1,228,000	$40,000	3%
Client retention	86%	87%	(1) point	—
Wallet retention	98%	105%	(7) points	—

(1)Dollars in thousands.
(2)Global Technology Sales includes sales to users and providers of technology. Global Business Sales includes sales to all other functional leaders.
(3)Contract values are on a foreign currency neutral basis. Contract values as of March 31, 2025 have been calculated using the same foreign currency rates as 2026.

Insights revenues increased by $38.6 million during the three months ended March 31, 2026 compared to the same period in 2025, or 3% on a reported basis and nearly flat excluding the foreign currency impact. The segment gross contribution margin was 78% and 77% for the three months ended March 31, 2026 and 2025, respectively.

Contract value increased to $5.3 billion at March 31, 2026, or 1% compared to March 31, 2025 excluding the foreign currency impact. Approximately half of industry sectors grew mid single-digit rates. Growth was led by the banking and energy sectors, partially offset by a high single digit decrease in public sector, primarily related to the US federal government. Global Technology Sales (“GTS”) contract value increased slightly at March 31, 2026 when compared to March 31, 2025. The slight increase in GTS contract value was primarily due to business from new clients. GTS contract value increased by mid single-digit rates for nearly all commercial enterprise sizes and mid-single digits for half of industry sectors. Global Business Sales (“GBS”) contract value increased by 3% year-over-year, primarily driven by business from new clients. The majority of our GBS practices achieved mid single-digit rates or faster growth rates, with all commercial enterprise sizes and the majority of sectors also growing mid single-digit rates or faster year-over-year. Public sector contract value decreased by high single digits and mid single digits for GTS and GBS, respectively.

GTS client retention was 85% and 84% as of March 31, 2026 and 2025, respectively, while wallet retention was 97% and 101% as of March 31, 2026 and 2025, respectively. GBS client retention was 86% as of both March 31, 2026 and 2025, while wallet retention was 98% and 105%, respectively. The decrease in GTS and GBS wallet retention was largely due to lower levels of spending by existing clients compared to the same period in 2025.

Conferences

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$78,325	$72,597	$5,728	8%
Gross contribution (1)	$30,408	$27,382	$3,026	11%
Gross contribution margin	39%	38%	1 point	—
Business Measurements:
Number of destination conferences (2)	10	10	—	—%
Number of destination conferences attendees (2)	11,473	11,911	(438)	(4)%

(1)Dollars in thousands.
(2)Single day, local meetings are excluded.

Conferences revenues increased by $5.7 million during the three months ended March 31, 2026 compared to the same period in 2025, or 8% on a reported basis and 6% excluding the foreign currency impact. The increase in revenues for the three months ended March 31, 2026 was primarily due to higher exhibitor revenue. We held 10 destination conferences during both the three months ended March 31, 2026 and 2025. Gross contribution increased to $30.4 million during the three months ended March 31, 2026 compared to $27.4 million in the same period last year. The increase in gross contribution during the three months ended March 31, 2026 was primarily the result of the increase in revenues.

Consulting

	As Of And For The Three Months Ended March 31, 2026	As Of And For The Three Months Ended March 31, 2025	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$119,129	$139,706	$(20,577)	(15)%
Gross contribution (1)	$36,805	$53,392	$(16,587)	(31)%
Gross contribution margin	31%	38%	(7) points	—
Business Measurements:
Backlog (1), (2)	$200,500	$219,400	$(18,900)	(9)%
Billable headcount	875	968	(93)	(10)%
Consultant utilization	61%	64%	(3) points	—

(1)Dollars in thousands.
(2)Backlog is on a foreign currency neutral basis. Backlog as of March 31, 2025 has been calculated using the same foreign currency rates as 2026.

Consulting revenues decreased by 15% during the three months ended March 31, 2026 compared to the same period in 2025 on a reported basis and 17% excluding the foreign currency impact, with a decrease in labor-based consulting revenue of 13% and a decrease in contract optimization revenue of 19%, each on a reported basis. The primary regions driving the decrease in revenue compared to the prior year period were the United States, principally in the public sector, and Japan. Contract optimization revenue may vary significantly and, as such, revenues for the first quarter of 2026 may not be indicative of results for the remainder of 2026 or beyond. The segment gross contribution margin was 31% and 38% for the three months ended March 31, 2026 and 2025, respectively. The decrease in gross contribution margin for the three months ended March 31, 2026 was primarily due to the decrease in revenues.

Backlog decreased by $18.9 million, or 9%, from March 31, 2025 to March 31, 2026, excluding the foreign currency impact.

LIQUIDITY AND CAPITAL RESOURCES

We finance our operations through cash generated from our operating activities and, to a lesser extent, borrowings. Note 8 — Debt in the Notes to Condensed Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations. At March 31, 2026, we had $1.7 billion of cash and cash equivalents and approximately $1.0 billion of available borrowing capacity on the revolving credit facility under our 2024 Credit Agreement. We believe that the Company has adequate liquidity to meet its currently anticipated needs for both the next twelve months and the foreseeable future.

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

Our cash and cash equivalents are held in numerous locations throughout the world with 60% held outside the U.S. at March 31, 2026. We continue to assert our intention to reinvest substantially all remaining accumulated undistributed foreign earnings, except in instances where repatriation would result in minimal additional tax.

The table below summarizes the changes in our cash balances for the periods indicated (in thousands).

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	Increase (Decrease)
Cash provided by operating activities	$391,039	$313,512	$77,527
Cash provided by (used in) investing activities	84,375	(25,569)	109,944
Cash used in financing activities	(527,484)	(152,936)	(374,548)
Net (decrease) increase in cash and cash equivalents and restricted cash	(52,070)	135,007	(187,077)
Effects of exchange rates on cash and cash equivalents	(3,505)	22,894	(26,399)
Beginning cash and cash equivalents	1,722,521	1,933,147	(210,626)
Ending cash and cash equivalents	$1,666,946	$2,091,048	$(424,102)

Operating

Cash provided by operating activities was $391.0 million and $313.5 million during the three months ended March 31, 2026 and 2025, respectively. The year-over-year increase was primarily due to the improved timing of collections partially offset by higher income tax payments.

Investing

Cash provided by (used in) investing activities was $84.4 million and $(25.6) million during the three months ended March 31, 2026 and 2025, respectively. The change from 2025 to 2026 was primarily the result of the proceeds from the sale of our Digital Markets business in February 2026.

Financing

Cash used in financing activities was $527.5 million and $152.9 million during the three months ended March 31, 2026 and 2025, respectively. We used $534.6 million and $162.7 million of cash for share repurchases during the three months ended March 31, 2026 and 2025, respectively.

Debt

As of March 31, 2026, the Company had $3.0 billion of principal amount of debt outstanding. Note 8 — Debt in the Notes to Condensed Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations. From time to time, the Company may seek to retire or repurchase its outstanding debt through various methods including open market repurchases, negotiated block transactions, or otherwise, all or some of which may be effected through Rule 10b5-1 plans. Such transactions, if any, depend on prevailing market conditions, our liquidity and capital requirements, contractual restrictions, and other factors, and may involve material amounts.

OFF BALANCE SHEET ARRANGEMENTS

From January 1, 2026 through March 31, 2026, the Company has not entered into any material off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

As of March 31, 2026, the Company had $3.0 billion in total debt principal outstanding. None of the Company’s total debt outstanding as of March 31, 2026 was based on a floating base rate of interest. Note 8 — Debt in the Notes to Condensed Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations.

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

Translation risk arises as our foreign currency assets and liabilities are translated into U.S. dollars because the functional currencies of our foreign operations are generally denominated in the local currency. Adjustments resulting from the translation of these assets and liabilities are deferred and recorded as a component of stockholders’ equity. A measure of the potential impact of foreign currency translation can be determined through a sensitivity analysis of our cash and cash equivalents. At March 31, 2026, we had $1.7 billion of cash and cash equivalents, with a substantial portion denominated in foreign currencies. If the exchange rates of the foreign currencies we hold all changed in comparison to the U.S. dollar by 10%, the amount of cash and cash equivalents we would have reported on March 31, 2026 could have increased or decreased by approximately $117.5 million. The translation of our foreign currency revenues and expenses historically has not had a material impact on our consolidated earnings because movements in and among the major currencies in which we operate tend to impact our revenues and expenses fairly equally. However, our earnings could be impacted during periods of significant exchange rate volatility, or when some or all of the major currencies in which we operate move in the same direction against the U.S. dollar.

Transaction risk arises when we enter into a transaction that is denominated in a currency that may differ from the local functional currency. As these transactions are translated into the local functional currency, a gain or loss may result, which is recorded in current period earnings. We typically enter into foreign currency forward exchange contracts to mitigate the effects of some of this foreign currency transaction risk. Our outstanding foreign currency forward exchange contracts as of March 31, 2026 had an immaterial net unrealized gain.

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

Management conducted an evaluation, as of March 31, 2026, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2026, the Company’s disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

In May 2015, the Company’s Board of Directors (the “Board”) authorized a share repurchase program to repurchase up to $1.2 billion of the Company’s common stock. The Board authorized incremental share repurchases of up to an aggregate additional $6.3 billion of the Company’s common stock from February 2021 to January 2026. The Board also authorized incremental share repurchases of up to an additional $600.0 million in April 2026. The Company may repurchase its common stock from time-to-time in amounts, at prices and in the manner that the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended), accelerated share repurchases, private transactions or other transactions and will be funded by cash on hand and borrowings. Repurchases may also be made from time-to-time in connection with the settlement of the Company’s stock-based compensation awards. The table below summarizes the repurchases of our common stock during the three months ended March 31, 2026.

Period	Total Number of Shares Purchased (#)	Average Price Paid Per Share ($)	Total Number of Shares Purchased Under Announced Programs (#)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2026 to January 31, 2026	47	$223.31	—	$1,245,347
February 1, 2026 to February 28, 2026	2,042,841	155.53	1,931,202	945,349
March 1, 2026 to March 31, 2026	1,267,365	163.25	1,267,228	$738,472
Total for the quarter (1)	3,310,253	$158.49	3,198,430

(1)The repurchased shares during the three months ended March 31, 2026 included 111,823 shares purchased for the settlement of stock-based compensation awards and 3,198,430 shares purchased in the open market. Amounts presented exclude the excise tax accrual.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

No director or Section 16 officer adopted or terminated a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5–1 trading arrangement during the three months ended March 31, 2026.

ITEM 6. EXHIBITS

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

Gartner, Inc.

Date:	May 5, 2026	/s/ Craig W. Safian
Craig W. Safian
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)