Form 10-Q
period 2026-06-30
GARTNER INC
filed 2026-08-04
CIK 749251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2026, 63,148,976 shares of the registrant’s common shares were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited; in thousands, except share data)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$1,488,706	$1,722,521
Fees receivable, net of allowances of $4,500 and $5,000, respectively	1,202,212	1,684,522
Deferred commissions	352,184	400,728
Prepaid expenses and other current assets	181,226	152,205
Assets held-for-sale	—	106,361
Total current assets	3,224,328	4,066,337
Property, equipment and leasehold improvements, net	199,250	214,183
Operating lease right-of-use assets	208,375	213,997
Goodwill	2,738,631	2,740,802
Intangible assets, net	294,434	336,303
Other assets	528,656	513,778
Total Assets	$7,193,674	$8,085,400
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable and accrued liabilities	$907,102	$1,236,533
Deferred revenues	2,756,202	2,810,056
Current portion of long-term debt	—	5,000
Liabilities held-for-sale	—	20,503
Total current liabilities	3,663,304	4,072,092
Long-term debt, net of deferred financing fees	2,979,281	2,976,674
Operating lease liabilities	253,426	270,200
Other liabilities	465,008	446,526
Total Liabilities	7,361,019	7,765,492
Stockholders’ (Deficit) Equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0005 par value, 250,000,000 shares authorized; 163,602,067 shares issued for both periods	82	82
Additional paid-in capital	2,774,555	2,679,101
Accumulated other comprehensive loss, net	(52,419)	(41,015)
Accumulated earnings	7,220,080	6,722,238
Treasury stock, at cost, 99,197,399 and 92,752,769 common shares, respectively	(10,109,643)	(9,040,498)
Total Stockholders’ (Deficit) Equity	(167,345)	319,908
Total Liabilities and Stockholders’ (Deficit) Equity	$7,193,674	$8,085,400

See the accompanying notes to Condensed Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues:
Insights	$1,289,870	$1,263,505	$2,584,065	$2,519,074
Conferences	244,157	211,407	322,482	284,004
Consulting	141,916	155,594	261,045	295,300
Other	—	55,948	19,392	122,206
Total revenues	1,675,943	1,686,454	3,186,984	3,220,584
Costs and expenses:
Cost of services and product development	486,909	531,731	916,216	1,006,761
Selling, general and administrative	764,592	776,888	1,490,941	1,507,196
Depreciation	25,145	30,535	50,510	59,401
Amortization of intangibles	20,038	20,204	40,104	42,098
Gain from sale of divested operation	739	—	(5,399)	—
Total costs and expenses	1,297,423	1,359,358	2,492,372	2,615,456
Operating income	378,520	327,096	694,612	605,128
Interest expense, net	(22,266)	(11,801)	(43,314)	(25,214)
Other (expense) income, net	(1,631)	2,498	(4,263)	4,887
Income before income taxes	354,623	317,793	647,035	584,801
Provision for income taxes	79,125	77,010	149,193	133,079
Net income	$275,498	$240,783	$497,842	$451,722

Net income per share:
Basic	$4.14	$3.12	$7.31	$5.85
Diluted	$4.14	$3.11	$7.29	$5.82
Weighted average shares outstanding:
Basic	66,501	77,157	68,149	77,257
Diluted	66,581	77,359	68,288	77,606

See the accompanying notes to Condensed Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited; in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$275,498	$240,783	$497,842	$451,722
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(7,481)	17,789	(11,334)	34,835
Interest rate swaps – net change in deferred gain or loss	—	3,394	—	6,784
Pension plans – net change in deferred actuarial loss	117	51	(70)	99
Other comprehensive income (loss), net of tax	(7,364)	21,234	(11,404)	41,718
Comprehensive income	$268,134	$262,017	$486,438	$493,440

See the accompanying notes to Condensed Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity
(Unaudited; in thousands)

Three and Six Months Ended June 30, 2026
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Accumulated Earnings	Treasury Stock	Total
Balance at December 31, 2025	$82	$2,679,101	$(41,015)	$6,722,238	$(9,040,498)	$319,908
Net income	—	—	—	222,344	—	222,344
Other comprehensive loss	—	—	(4,040)	—	—	(4,040)
Issuances under stock plans	—	4,415	—	—	4,274	8,689
Common share repurchases (including excise tax)	—	—	—	—	(529,387)	(529,387)
Stock-based compensation expense	—	45,870	—	—	—	45,870
Balance at March 31, 2026	$82	$2,729,386	$(45,055)	$6,944,582	$(9,565,611)	$63,384
Net income	—	—	—	275,498	—	275,498
Other comprehensive loss	—	—	(7,364)	—	—	(7,364)
Issuances under stock plans	—	4,179	—	—	1,994	6,173
Common share repurchases (including excise tax)	—	—	—	—	(546,026)	(546,026)
Stock-based compensation expense	—	40,990	—	—	—	40,990
Balance at June 30, 2026	$82	$2,774,555	$(52,419)	$7,220,080	$(10,109,643)	$(167,345)

Three and Six Months Ended June 30, 2025
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Accumulated Earnings	Treasury Stock	Total
Balance at December 31, 2024	$82	$2,497,130	$(88,333)	$5,993,007	$(7,042,717)	$1,359,169
Net income	—	—	—	210,939	—	210,939
Other comprehensive income	—	—	20,484	—	—	20,484
Issuances under stock plans	—	5,872	—	—	3,894	9,766
Common share repurchases (including excise tax)	—	—	—	—	(152,672)	(152,672)
Stock-based compensation expense	—	50,168	—	—	—	50,168
Balance at March 31, 2025	$82	$2,553,170	$(67,849)	$6,203,946	$(7,191,495)	$1,497,854
Net income	—	—	—	240,783	—	240,783
Other comprehensive income	—	—	21,234	—	—	21,234
Issuances under stock plans	—	6,779	—	—	981	7,760
Common share repurchases (including excise tax)	—	—	—	—	(278,032)	(278,032)
Stock-based compensation expense	—	43,027	—	—	—	43,027
Balance at June 30, 2025	$82	$2,602,976	$(46,615)	$6,444,729	$(7,468,546)	$1,532,626

See the accompanying notes to Condensed Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Six Months Ended
	June 30,
	2026	2025
Operating activities:
Net income	$497,842	$451,722
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	90,614	101,499
Stock-based compensation expense	86,860	93,195
Deferred taxes	(3,979)	(40,934)
Gain from sale of divested operation	(5,399)	—
Loss on impairment of lease related assets	—	591
Reduction in the carrying amount of operating lease right-of-use assets	29,895	34,738
Amortization and write-off of deferred financing fees	2,607	2,075
Gain on de-designated swaps	—	(446)
Changes in assets and liabilities, net of acquisitions and divestitures:
Fees receivable, net	475,105	475,125
Deferred commissions	46,847	86,927
Prepaid expenses and other current assets	(30,191)	(19,869)
Other assets	(22,116)	(20,651)
Deferred revenues	(38,303)	(154,358)
Accounts payable and accrued and other liabilities	(340,455)	(312,537)
Cash provided by operating activities	789,327	697,077
Investing activities:
Additions to property, equipment and leasehold improvements	(40,346)	(61,817)
Proceeds from sale of divested operation, net of cash transferred	104,798	—
Cash provided by (used in) investing activities	64,452	(61,817)
Financing activities:
Proceeds from employee stock purchase plan	14,797	17,467
Payments of deferred financing fees	(1,508)	—
Payments on long-term debt	(5,000)	—
Purchases of treasury stock	(1,081,754)	(437,155)
Cash used in financing activities	(1,073,465)	(419,688)
Net (decrease) increase in cash and cash equivalents	(219,686)	215,572
Effects of exchange rates on cash and cash equivalents	(14,129)	48,817
Cash and cash equivalents, beginning of period	1,722,521	1,933,147
Cash and cash equivalents, end of period	$1,488,706	$2,197,536

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

The fiscal year of Gartner is the twelve-month period from January 1 through December 31. In the opinion of management, all normal recurring accruals and adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented herein have been included. The results of operations for the three and six months ended June 30, 2026 may not be indicative of the results of operations for the remainder of 2026 or beyond. When used in these notes, the terms “Gartner,” the “Company,” “we,” “us,” or “our” refer to Gartner, Inc. and its consolidated subsidiaries.

Principles of consolidation. The accompanying interim Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Use of estimates. The preparation of the accompanying interim Condensed Consolidated Financial Statements requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of fees receivable, goodwill, intangible assets, deferred tax assets and other long-lived assets, as well as tax accruals and other liabilities. In addition, estimates are used in revenue recognition, income tax expense or benefit, performance-based compensation charges, depreciation and amortization. Management believes its use of estimates in the accompanying Condensed Consolidated Financial Statements to be reasonable.

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

Accounting standards issued but not yet adopted. The FASB has issued accounting standards that have not yet become effective as of June 30, 2026 and may impact the Company’s Consolidated Financial Statements or related disclosures in future periods. The standards and their potential impacts are discussed below.

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

Note 2 — Divestiture

In February 2026, the Company completed the sale of its Digital Markets business, for approximately $104.8 million net of cash transferred, subject to post-close adjustments. The Company recorded a pre-tax gain of $5.4 million on the sale, which is included in Gain from sale of divested operation in the Consolidated Statement of Operations during the six months ended June 30, 2026. The Digital Markets business was included in the Company’s Other segment.

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

The table below presents changes to the carrying amount of goodwill by segment during the six months ended June 30, 2026 (in thousands).

	Insights	Conferences	Consulting	Total
Balance at December 31, 2025	$2,460,315	$184,052	$96,435	$2,740,802
Foreign currency translation impact	(1,833)	(36)	(302)	(2,171)
Balance at June 30, 2026	$2,458,482	$184,016	$96,133	$2,738,631

Finite-Lived Intangible Assets

The tables below present reconciliations of the carrying amounts of the Company’s finite-lived intangible assets as of the dates indicated (in thousands).

June 30, 2026	Customer Relationships	Other	Total
Gross cost at December 31, 2025	$1,021,757	$10,200	$1,031,957
Foreign currency translation impact	(6,127)	—	(6,127)
Gross cost	1,015,630	10,200	1,025,830
Accumulated amortization (1)	(722,687)	(8,709)	(731,396)
Balance at June 30, 2026	$292,943	$1,491	$294,434

December 31, 2025	Customer Relationships	Other	Total
Gross cost	$1,021,757	$10,200	$1,031,957
Accumulated amortization (1)	(687,416)	(8,238)	(695,654)
Balance at December 31, 2025	$334,341	$1,962	$336,303

(1) Finite-lived intangible assets are amortized using the straight-line method over the following periods: Customer relationships—6 to 13 years and Other—11 years.

Amortization expense related to finite-lived intangible assets was $20.0 million and $20.2 million during the three months ended June 30, 2026 and 2025, and $40.1 million and $42.1 million during the six months ended June 30, 2026 and 2025, respectively. The estimated future amortization expense by year for finite-lived intangible assets is presented in the table below (in thousands).

2026 (remaining six months)	$39,861
2027	79,114
2028	77,642
2029	77,564
2030	20,253
$294,434

Note 4 — Revenue and Related Matters

Disaggregated Revenue — The Company’s disaggregated revenue by reportable segment is presented in the tables below for the periods indicated (in thousands).

By Primary Geographic Market (1)
Three Months Ended June 30, 2026
Primary Geographic Market		Insights	Conferences	Consulting	Total
United States and Canada		$769,525	$162,259	$92,467	$1,024,251
Europe, Middle East and Africa		355,022	64,910	38,237	458,169
Other International		165,323	16,988	11,212	193,523
Total revenues		$1,289,870	$244,157	$141,916	$1,675,943

Three Months Ended June 30, 2025
Primary Geographic Market	Insights	Conferences	Consulting	Other	Total
United States and Canada	$780,245	$138,285	$91,779	$46,113	$1,056,422
Europe, Middle East and Africa	322,523	55,295	42,796	7,294	427,908
Other International	160,737	17,827	21,019	2,541	202,124
Total revenues	$1,263,505	$211,407	$155,594	$55,948	$1,686,454

Six Months Ended June 30, 2026
Primary Geographic Market	Insights	Conferences	Consulting	Other	Total
United States and Canada	$1,540,893	$219,559	$173,551	$14,553	$1,948,556
Europe, Middle East and Africa	712,178	76,237	66,527	3,358	858,300
Other International	330,994	26,686	20,967	1,481	380,128
Total revenues	$2,584,065	$322,482	$261,045	$19,392	$3,186,984

Six Months Ended June 30, 2025
Primary Geographic Market	Insights	Conferences	Consulting	Other	Total
United States and Canada	$1,572,078	$193,869	$182,743	$101,561	$2,050,251
Europe, Middle East and Africa	636,030	64,437	75,099	15,487	791,053
Other International	310,966	25,698	37,458	5,158	379,280
Total revenues	$2,519,074	$284,004	$295,300	$122,206	$3,220,584

(1)Revenue is reported based on where the sale is fulfilled.

The Company’s revenues are generated primarily through direct sales to clients by domestic and international sales forces and several independent international sales agents.

By Timing of Revenue Recognition

Three Months Ended June 30, 2026
Timing of Revenue Recognition		Insights	Conferences	Consulting	Total
Transferred over time (1)		$1,287,650	$—	$95,800	$1,383,450
Transferred at a point in time (2)		2,220	244,157	46,116	292,493
Total revenues		$1,289,870	$244,157	$141,916	$1,675,943

Three Months Ended June 30, 2025
Timing of Revenue Recognition	Insights	Conferences	Consulting	Other	Total
Transferred over time (1)	$1,260,549	$—	$109,882	$362	$1,370,793
Transferred at a point in time (2)	2,956	211,407	45,712	55,586	315,661
Total revenues	$1,263,505	$211,407	$155,594	$55,948	$1,686,454

Six Months Ended June 30, 2026
Timing of Revenue Recognition	Insights	Conferences	Consulting	Other	Total
Transferred over time (1)	$2,579,903	$—	$185,959	$74	$2,765,936
Transferred at a point in time (2)	4,162	322,482	75,086	19,318	421,048
Total revenues	$2,584,065	$322,482	$261,045	$19,392	$3,186,984

Six Months Ended June 30, 2025
Timing of Revenue Recognition	Insights	Conferences	Consulting	Other	Total
Transferred over time (1)	$2,512,737	$—	$214,034	$762	$2,727,533
Transferred at a point in time (2)	6,337	284,004	81,266	121,444	493,051
Total revenues	$2,519,074	$284,004	$295,300	$122,206	$3,220,584

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

Performance Obligations — For customer contracts that are greater than one year in duration, the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied (or partially unsatisfied) as of June 30, 2026 was approximately $6.5 billion. The Company expects to recognize $2.3 billion, $3.0 billion and $1.2 billion of this revenue (most of which pertains to Insights) during the remainder of 2026, the year ending December 31, 2027 and thereafter, respectively. The Company applies a practical expedient that is permitted under ASC Topic 606 and, accordingly, it does not disclose such performance obligation information for customer contracts that have original durations of one year or less. The Company’s performance obligations for contracts meeting this ASC Topic 606 disclosure exclusion primarily include: (i) stand-ready services under Insights subscription contracts; (ii) holding conferences and meetings where attendees and exhibitors can participate; and (iii) providing customized Consulting solutions for clients under fixed fee and time and materials engagements. The remaining duration of these performance obligations is generally less than one year, which aligns with the period that the parties have enforceable rights and obligations under the affected contracts.

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

	June 30,	December 31,
	2026	2025
Assets:
Fees receivable, gross (1)	$1,206,712	$1,689,522
Contract assets recorded in Prepaid expenses and other current assets (2)	$55,355	$40,534

Contract liabilities:
Deferred revenues (current liability) (3)	$2,756,202	$2,810,056
Non-current deferred revenues recorded in Other liabilities (3)	28,344	31,569
Total contract liabilities	$2,784,546	$2,841,625

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

The Company recognized revenue of $1.3 billion and $1.2 billion during the three months ended June 30, 2026 and 2025, and $1.9 billion and $1.8 billion during the six months ended June 30, 2026 and 2025, respectively, that was attributable to deferred revenues that were recorded at the beginning of each such period. Those amounts primarily consisted of Insights revenues that were recognized ratably as control of the goods or services passed to the customer during the reporting periods. During each of the three months ended June 30, 2026 and 2025, the Company did not record any material impairments related to its contract assets.

Note 5 — Computation of Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of common stock, par value $0.0005 per share, (the “Common Stock”) outstanding during the period. Diluted EPS reflects the potential dilution of securities that could share in earnings. Potential shares of common stock are excluded from the computation of diluted earnings per share when their effect would be anti-dilutive.

The table below sets forth the calculation of basic and diluted income per share for the periods indicated (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Numerator:
Net income used for calculating basic and diluted income per share	$275,498	$240,783	$497,842	$451,722
Denominator:
Weighted average common shares used in the calculation of basic income per share	66,501	77,157	68,149	77,257
Dilutive effect of outstanding awards associated with stock-based compensation plans (1)	80	202	139	349
Shares used in the calculation of diluted income per share	66,581	77,359	68,288	77,606
Basic income per share	$4.14	$3.12	$7.31	$5.85
Diluted income per share	$4.14	$3.11	$7.29	$5.82

(1)Certain outstanding awards associated with stock-based compensation plans were not included in the computation of diluted income per share because the effect would have been anti-dilutive. These anti-dilutive outstanding awards associated with stock-based compensation plans was 1.0 million and 0.4 million for the three months ended June 30, 2026 and 2025, respectively, and 0.9 million and 0.3 million for the six months ended June 30, 2026 and 2025, respectively.

Note 6 — Stock-Based Compensation

The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company currently awards stock-settled stock appreciation rights, service-based and performance-based restricted stock units, and common stock equivalents. As of June 30, 2026, the Company had 3.9 million shares of its Common Stock available for stock-based compensation awards under the Gartner, Inc. Long-Term Incentive Plan as amended and restated in June 2023 (the “Plan”).

The tables below summarize the Company’s stock-based compensation expense by award type and expense category line item during the periods indicated (in millions).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Award type	2026	2025	2026	2025
Stock appreciation rights	$3.5	$4.0	$6.6	$7.4
Restricted stock units	37.2	38.7	79.7	85.3
Common stock equivalents	0.3	0.3	0.6	0.5
Total (1)	$41.0	$43.0	$86.9	$93.2

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Expense category line item	2026	2025	2026	2025
Cost of services and product development	$16.0	$16.9	$32.8	$37.5
Selling, general and administrative	25.0	26.1	54.1	55.7
Total (1)	$41.0	$43.0	$86.9	$93.2

(1)Includes costs of $17.8 million and $19.0 million during the three months ended June 30, 2026 and 2025, and $41.3 million and $47.0 million during the six months ended June 30, 2026 and 2025, respectively, for awards to retirement-eligible employees. Those awards are expensed on an accelerated basis.

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

The tables below present information about the Company’s reportable segments for the periods indicated (in thousands).

Three Months Ended June 30, 2026	Insights	Conferences	Consulting	Consolidated
Revenues	$1,289,870	$244,157	$141,916	$1,675,943
Less:
Personnel expenses	275,672	19,227	80,825	375,724
Product and content delivery expenses	7,230	73,645	3,826	84,701
Other expenses (1)	7,596	6,063	3,495	17,154
Gross contribution	999,372	145,222	53,770	1,198,364
Cost of services and product development - unallocated (2)				9,330
Selling, general and administrative				764,592
Depreciation and amortization				45,183
Gain from sale of divested operation				739
Interest expenses and other, net				23,897
Income before income taxes				$354,623

Three Months Ended June 30, 2025	Insights	Conferences	Consulting	Other (3)	Consolidated
Revenues	$1,263,505	$211,407	$155,594	$55,948	$1,686,454
Less:
Personnel expenses	289,436	18,881	86,511	10,089	404,917
Product and content delivery expenses	6,931	65,197	4,052	31,367	107,547
Other expenses (1)	6,406	5,941	3,476	549	16,372
Gross contribution	960,732	121,388	61,555	13,943	1,157,618
Cost of services and product development - unallocated (2)					2,895
Selling, general and administrative					776,888
Depreciation and amortization					50,739
Interest expenses and other, net					9,303
Income before income taxes					$317,793

Six Months Ended June 30, 2026	Insights	Conferences	Consulting	Other (3)	Consolidated
Revenues	$2,584,065	$322,482	$261,045	$19,392	$3,186,984
Less:
Personnel expenses	547,630	37,258	156,441	2,210	743,539
Product and content delivery expenses	10,860	100,401	6,765	9,475	127,501
Other expenses (1)	14,686	9,192	7,264	130	31,272
Gross contribution	2,010,889	175,631	90,575	7,577	2,284,672
Cost of services and product development - unallocated (2)					13,904
Selling, general and administrative					1,490,941
Depreciation and amortization					90,614
Gain from sale of divested operation					(5,399)
Interest expenses and other, net					47,577
Income before income taxes					$647,035

Six Months Ended June 30, 2025	Insights	Conferences	Consulting	Other (3)	Consolidated
Revenues	$2,519,074	$284,004	$295,300	$122,206	$3,220,584
Less:
Personnel expenses	568,427	36,626	165,603	20,460	791,116
Product and content delivery expenses	11,327	89,368	7,314	68,148	176,157
Other expenses (1)	12,640	9,240	7,436	1,080	30,396
Gross contribution	1,926,680	148,770	114,947	32,518	2,222,915
Cost of services and product development - unallocated (2)					9,092
Selling, general and administrative					1,507,196
Depreciation and amortization					101,499
Interest expenses and other, net					20,327
Income before income taxes					$584,801

(1)Other expenses consists primarily of travel and entertainment and workplace expenses.
(2)The unallocated amounts consist of certain bonus and fringe costs recorded in consolidated Cost of services and product development that are not allocated to segment expense. The Company’s policy is to allocate bonuses to segments at 100% of a segment employee’s target bonus. Amounts above or below 100% are absorbed by corporate.
(3)Other includes the Company's Digital Markets operating segment, which was divested during the three months ended March 31, 2026. See Note 2 — Divestiture for additional information.

Note 8 — Debt

The Company’s total outstanding borrowings are summarized in the table below (in thousands).

	June 30,	December 31,
Description	2026	2025
2024 Credit Agreement - Revolving credit facility (1)	$—	$—
4.50% Senior Notes due 2028 (“2028 Notes”)	800,000	800,000
3.63% Senior Notes due 2029 (“2029 Notes”)	600,000	600,000
3.75% Senior Notes due 2030 (“2030 Notes”)	800,000	800,000
4.95% Senior Notes due 2031 (“2031 Notes”)	350,000	350,000
5.60% Senior Notes due 2035 (“2035 Notes”)	450,000	450,000
Other (2)	—	5,000
Principal amount outstanding (3)	3,000,000	3,005,000
Less: Deferred financing fees and unamortized discounts (4)	(20,719)	(23,326)
Net balance sheet carrying amount	$2,979,281	$2,981,674

(1)The Company had approximately $1.0 billion of available borrowing capacity on the 2024 Credit Agreement revolver (not including the expansion feature) as of June 30, 2026.
(2)Consists of a State of Connecticut economic development loan originated in 2019 with a 10-year maturity and bore interest at a fixed rate of 1.75%. The Company repaid the loan in April 2026.
(3)The weighted average annual effective rate on the Company’s outstanding debt for the three and six months ended June 30, 2026, was 4.31% and 4.32%, respectively.
(4)Deferred financing fees and unamortized discounts are being amortized to Interest expense, net over the term of the related debt obligation.

2024 Credit Agreement

On March 26, 2024, the Company entered into a Credit Agreement (the “2024 Credit Agreement”) among the Company, as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

The 2024 Credit Agreement provides for a $1.0 billion senior unsecured five-year revolving facility. The facility may be increased, at the Company’s option and under certain conditions, by up to an additional $750 million in the aggregate. The facility may be used for revolving loans, and up to $75.0 million may be used for letters of credit. The revolving loans may be borrowed, repaid and re-borrowed until March 26, 2029, at which time all amounts borrowed must be repaid, subject to customary extension mechanics. The 2024 Credit Agreement contains certain customary restrictive loan covenants, including, among others, a financial covenant requiring a maximum leverage ratio and covenants limiting the Company’s ability to grant liens, make acquisitions, be acquired and the ability of the Company’s subsidiaries to incur indebtedness. The Company was in compliance with all financial covenants as of June 30, 2026.

Interest under the revolving facility accrues, at a variable rate, based on, at our option, (i) the Term Secured Overnight Funding Rate (“SOFR”) plus a credit spread adjustment of 0.10% or (ii) an alternate base rate (“Base Rate”) plus, in each case, an applicable margin, and is payable monthly. The applicable margin ranges between 1.125% and 1.75%, depending on the lower rate determined by either the Company’s leverage ratio or the credit rating of the Company’s senior unsecured debt. At June 30, 2026, the applicable all-in margin on the revolving facility was 1.48% (including the credit spread adjustment). The contractual annualized interest rate as of June 30, 2026 on the 2024 Credit Agreement was 5.23%, which consisted of SOFR of 3.75% plus a margin of 1.48%. The commitment fee payable on the unused portion of the facility is equal to between 0.125% and 0.25% based on utilization of the facility. The Company has also agreed to pay customary letter of credit fees.

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

Note 9 — Equity

Share Repurchase Authorization

In 2015, the Company’s Board of Directors (the “Board”) authorized a share repurchase program to repurchase up to $1.2 billion of the Company’s Common Stock. The Board authorized incremental share repurchases of up to an aggregate additional $6.9 billion of the Company’s Common Stock from February 2021 to April 2026. As of June 30, 2026, $0.8 billion remained available under the share repurchase program. The Company may repurchase its Common Stock from time-to-time in amounts, at prices and in the manner that the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended), accelerated share repurchases, private transactions or other transactions and will be funded by cash on hand and borrowings. Repurchases may also be made from time-to-time in connection with the settlement of the Company’s stock-based compensation awards.

The Company’s share repurchase activity is presented in the table below for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Number of shares repurchased (1)	3,630,175	659,883	6,940,428	960,628
Cash paid for repurchased shares (in thousands) (2)	$547,117	$274,483	$1,081,754	$437,155

(1)The average purchase price for repurchased shares was $148.93 and $417.99 for the three months ended June 30, 2026 and 2025, respectively, and $153.49 and $446.06 for the six months ended June 30, 2026 and 2025, respectively. The repurchased shares during the three and six months ended June 30, 2026 and 2025 included purchases for both open market purchases and stock-based compensation award settlements.
(2)The cash paid for repurchased shares during the six months ended June 30, 2026 excluded excise tax accrued and included $10.0 million of open market purchases with trade dates in December 2025 that settled in January 2026. The cash paid for repurchased shares during the three months ended June 30, 2026 excluded $11.3 million of open market purchases with trade dates in June 2026 that settled in July 2026 and excise tax accrued. The cash paid for repurchased shares during the six months ended June 30, 2025 included $10.0 million of open market purchases with trade dates in December 2024 that settled in January 2025. The cash paid for repurchased shares during the three months ended June 30, 2025 excluded $6.0 million of open market purchases with trade dates in June 2025 that settled in July 2025 and excise tax accrued.

Accumulated Other Comprehensive Loss, net (“AOCL”)

The tables below provide information about the changes in AOCL by component and the related amounts reclassified out of AOCL to income during the periods indicated (net of tax, in thousands) (1).

Three Months Ended June 30, 2026

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – March 31, 2026	$(6,131)	$(38,924)	$(45,055)
Other comprehensive income (loss) activity during the period:
Change in AOCL before reclassifications to income	—	(7,892)	(7,892)
Reclassifications from AOCL to income (2), (3)	117	411	528
Other comprehensive income (loss), net	117	(7,481)	(7,364)
Balance – June 30, 2026	$(6,014)	$(46,405)	$(52,419)

Three Months Ended June 30, 2025

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – March 31, 2025	$(6,410)	$(5,166)	$(56,273)	$(67,849)
Other comprehensive income (loss) activity during the period:
Change in AOCL before reclassifications to income	—	—	17,789	17,789
Reclassifications from AOCL to income (2), (4)	3,394	51	—	3,445
Other comprehensive income (loss), net	3,394	51	17,789	21,234
Balance – June 30, 2025	$(3,016)	$(5,115)	$(38,484)	$(46,615)

Six Months Ended June 30, 2026
	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2025	$(5,944)	$(35,071)	$(41,015)
Other comprehensive income (loss) activity during the period:
Change in AOCL before reclassifications to income	—	(11,745)	(11,745)
Reclassifications from AOCL to income (2), (3)	(70)	411	341
Other comprehensive income (loss), net	(70)	(11,334)	(11,404)
Balance – June 30, 2026	$(6,014)	$(46,405)	$(52,419)

Six Months Ended June 30, 2025
	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2024	$(9,800)	$(5,214)	$(73,319)	$(88,333)
Other comprehensive income (loss) activity during the period:
Change in AOCL before reclassifications to income	—	—	34,835	34,835
Reclassifications from AOCL to income (2), (4)	6,784	99	—	6,883
Other comprehensive income (loss), net	6,784	99	34,835	41,718
Balance – June 30, 2025	$(3,016)	$(5,115)	$(38,484)	$(46,615)

(1)Amounts in parentheses represent debits (deferred losses).
(2)The reclassifications related to defined benefit pension plans were recorded in Other (expense) income, net.
(3)The reclassification related to foreign currency translation adjustments was recorded to Gain from sale of divested operation.
(4)$4.5 million and $8.9 million of the reclassifications related to interest rate swaps (cash flow hedges) were recorded in Interest expense, net, for the three and six months ended June 30, 2025, respectively. The swap contract matured in September 2025.

Note 10 — Income Taxes

The provision for income taxes was $79.1 million and $77.0 million for the three months ended June 30, 2026 and 2025, respectively. The effective income tax rate was 22.3% and 24.2% for the three months ended June 30, 2026, and 2025, respectively. The decrease in the effective income tax rate in the current period was primarily attributable to a favorable change in the forecasted geographic mix of earnings compared to the same period in 2025.

The provision for income taxes was $149.2 million and $133.1 million for the six months ended June 30, 2026 and 2025, respectively. The effective income tax rate was 23.1% and 22.8% for the six months ended June 30, 2026 and 2025, respectively. The increase in the effective income tax rate in the current period was primarily due to the unfavorable impact of stock-based compensation, partially offset by the favorable release of reserves upon the resolution of the related inquiries as well as a favorable change in the forecasted geographic mix of earnings compared to the same period in 2025.

The Company had gross unrecognized tax benefits of $297.7 million on June 30, 2026 and $301.6 million on December 31, 2025.

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

June 30, 2026
Derivative Contract Type	Number of Contracts	Notional Amounts	Fair Value Asset (Liability), Net (2)	Balance Sheet Line Item
Foreign currency forwards (1)	28	$89,849	$(234)	Other current assets/ accrued liabilities

December 31, 2025
Derivative Contract Type	Number of Contracts	Notional Amounts	Fair Value Asset (Liability), Net (2)	Balance Sheet Line Item
Foreign currency forwards (1)	104	$427,482	$230	Other current assets/ accrued liabilities

(1)The Company has foreign exchange transaction risk because it typically enters into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currency. The Company enters into short-term foreign currency forward exchange contracts to mitigate the cash flow risk associated with changes in foreign currency rates on forecasted foreign currency transactions. These contracts are accounted for at fair value with realized and unrealized gains and losses recognized in Other (expense) income, net because the Company does not designate these contracts as hedges for accounting purposes. All of the outstanding foreign currency forward exchange contracts at June 30, 2026 matured before July 31, 2026.

(2)See Note 12 — Fair Value Disclosures for the determination of the fair values of these instruments.

At June 30, 2026, all of the Company’s derivative counterparties were investment grade financial institutions. The Company did not have any collateral arrangements with its derivative counterparties and none of the derivative contracts contained credit-risk related contingent features. The table below provides information regarding amounts recognized in the accompanying Condensed Consolidated Statements of Operations for derivative contracts for the periods indicated (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Amount recorded in:	2026	2025	2026	2025
Interest expense, net (1)	$—	$4,471	$—	$8,935
Other expense (income), net (2)	2,212	62	3,430	(534)
Total expense, net	$2,212	$4,533	$3,430	$8,401

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

Description	June 30, 2026	December 31, 2025
Assets:
Values based on Level 1 inputs:
Deferred compensation plan assets (1)	$25,196	$19,188
Total Level 1 inputs	25,196	19,188
Values based on Level 2 inputs:
Deferred compensation plan assets (1)	167,923	155,949
Foreign currency forward contracts (2)	63	1,169
Total Level 2 inputs	167,986	157,118
Total Assets	$193,182	$176,306
Liabilities:
Values based on Level 2 inputs:
Deferred compensation plan liabilities (1)	$200,146	$178,331
Foreign currency forward contracts (2)	297	939
Total Level 2 inputs	200,443	179,270
Total Liabilities	$200,443	$179,270

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

	Carrying Amount		Fair Value
	June 30,	December 31,	June 30,	December 31,
Description	2026	2025	2026	2025
2028 Notes	$797,218	$796,563	$787,488	$798,080
2029 Notes	597,046	596,578	567,546	578,760
2030 Notes	795,506	795,024	732,376	759,224
2031 Notes	346,855	346,564	339,602	351,869
2035 Notes	445,587	445,411	426,123	450,657
Total	$2,982,212	$2,980,140	$2,853,135	$2,938,590

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

Indemnifications. The Company has various agreements that may obligate it to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations related to matters such as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by the Company under these agreements have not been material. As of June 30, 2026, the Company did not have any material payment obligations under any such indemnification agreements.

Note 14 — Leases

The Company’s leasing activities are primarily for facilities under cancelable and non-cancelable lease agreements expiring during 2026 and through 2038. These facilities support our executive and administrative activities, sales, systems support, operations, and other functions. The Company also has leases for office equipment and other assets, which are not significant. Certain of these lease agreements include (i) renewal options to extend the lease term for up to fifteen years and/or (ii) options to terminate the agreement within one year. Additionally, certain of the Company’s lease agreements provide standard recurring escalations of lease payments for, among other things, increases in a lessor’s maintenance costs and taxes. Under some lease agreements, the Company may be entitled to allowances, free rent, lessor-financed tenant improvements and other incentives. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company subleases certain office space that it does not intend to occupy. Such sublease arrangements expire during 2027 and through 2032 and primarily relate to facilities in Arlington, Virginia. Certain of the Company’s sublease agreements: (i) include renewal and termination options; (ii) provide for customary escalations of lease payments in the normal course of business; and (iii) grant the subtenant certain allowances, free rent, Gartner-financed tenant improvements and other incentives.

All of the Company’s leasing and subleasing activity is recognized in Selling, general and administrative expense in the accompanying Condensed Consolidated Statements of Operations. The table below presents the Company’s net lease cost and certain other information related to the Company’s leasing activities as of and for the periods indicated (dollars in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Description:	2026	2025	2026	2025
Operating lease cost (1)	$19,931	$23,296	$39,820	$47,644
Lease cost (2)	4,333	4,096	9,638	9,781
Sublease income	(11,207)	(11,123)	(22,328)	(22,509)
Total lease cost, net (3)	$13,057	$16,269	$27,130	$34,916
Cash paid for amounts included in the measurement of operating lease liabilities	$27,673	$38,380	$55,312	$67,037
Cash receipts from sublease arrangements	$11,571	$10,936	$22,930	$22,080
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,817	$10,048	$27,698	$15,119

(1)Included in operating lease cost was $8.0 million and $8.4 million for the three months ended June 30, 2026 and 2025, respectively, and $16.0 million and $16.9 million for the six months ended June 30, 2026 and 2025, respectively, for costs related to subleasing activities.
(2)These amounts are primarily variable lease and non-lease costs that are not fixed at the lease commencement date or are dependent on something other than an index or a rate.
(3)The Company did not capitalize any operating lease costs during any of the periods presented.

The table below indicates where the discounted operating lease payments from the above table are classified in the accompanying Condensed Consolidated Balance Sheets (in thousands).

	June 30,	December 31,
Description:	2026	2025
Accounts payable and accrued liabilities	$96,789	$96,076
Operating lease liabilities	253,426	270,200
Total operating lease liabilities included in the Condensed Consolidated Balance Sheets	$350,215	$366,276

Note 15 — Subsequent Event

On July 30, 2026, the Company’s Board of Directors authorized incremental share repurchases of up to an additional $500.0 million of Gartner’s Common Stock. This authorization is in addition to the previously authorized repurchases of up to $8.1 billion, which, as of the end of July 2026, had approximately $640.0 million remaining.

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

We operate in a very competitive and rapidly changing environment that involves numerous known and unknown risks and uncertainties, some of which are beyond our control. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future quarterly and annual revenues, operating income, results of operations and cash flows, as well as any forward-looking statement, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in our forward-looking statements include, among others, the following: our ability to maintain and expand our products and services; our ability to keep pace with technological and industry developments in artificial intelligence (“AI”) and comply with evolving AI regulations; our ability to achieve continued customer renewals and achieve new contract value, backlog and deferred revenue growth in light of competitive pressures; our ability to grow or sustain revenue from individual customers; our ability to expand or retain our customer base; our ability to carry out our strategic initiatives and manage associated costs; the timing of conferences and meetings, in particular our Gartner Symposium/Xpo series; our ability to achieve and effectively manage growth, including our ability to integrate our acquisitions and consummate and integrate future acquisitions; our ability to attract and retain a professional staff of analysts and consultants as well as experienced sales personnel upon whom we are dependent, especially in light of labor competition; our ability to successfully compete with existing competitors and potential new competitors; our ability to enforce and protect our intellectual property rights; the impact of cybersecurity incidents or other disruptions to our information systems; our ability to pay our debt obligations; the impact of global economic and geopolitical conditions, including inflation (and related monetary policy by governments in response to inflation) and recession; uncertain effects, both direct and indirect, of changes and volatility in tariffs and trade policies; risks associated with the creditworthiness, budget cuts, priorities and shutdown of governments and agencies; additional risks associated with international operations, including foreign currency fluctuations; the impact on our business resulting from changes in international conditions, including those resulting from tensions in the Middle East, the war in Ukraine and current and future sanctions imposed by governments or other authorities; the impact of restructuring and other charges on our businesses and operations; our ability to meet sustainability commitments and comply with applicable regulatory requirements, as well as potential reactions by customers to these commitments; the impact of changes in tax policy (including global minimum tax legislation) and heightened scrutiny from various taxing authorities globally; changes to laws and regulations; and other risks and uncertainties. The potential fluctuations in our operating income could cause period-to-period comparisons of operating results not to be meaningful and could provide an unreliable indication of future operating results. A description of the risk factors associated with our business is included under “Risk Factors” in Item 1A. of the 2025 Form 10-K, which is incorporated herein by reference.

Forward-looking statements are subject to risks, estimates and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those listed above or described under “Risk Factors” in Item 1A of the 2025 Form 10-K. Readers should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date hereof, and forward-looking statements in documents attached that are incorporated by reference speak only as of the date of those documents. Except as required by law, we disclaim any obligation to revise or update these forward-looking statements to reflect events or circumstances as they occur.

BUSINESS OVERVIEW

Gartner, Inc. (NYSE: IT) delivers actionable, objective business and technology insights that drive smarter decisions and stronger performance on an organization’s mission-critical priorities.

We deliver our products and services globally through three reportable segments – Business and Technology Insights (“Insights”), Conferences and Consulting, as described below.

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

As of June 30, 2026, we had 19,285 employees globally, a decrease of 8% from June 30, 2025. The largest decreases in headcount were in our Insights segment and the Digital Markets business, primarily in the second half of 2025 and the first quarter of 2026.

Recent Developments

In February 2026, we completed the sale of the Digital Markets business, for approximately $104.8 million net of cash transferred, subject to post-close adjustments. We recorded a pre-tax gain of $5.4 million on the sale, which is included in Gain from sale of divested operation in the Consolidated Statement of Operations during the six months ended June 30, 2026. The Digital Markets business represented the entirety of our Other segment.

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

We had total revenues of $1.7 billion during the second quarter of 2026, a decrease of 1% compared to the second quarter of 2025. The decrease was primarily due to the sale of the Digital Markets business in February 2026. During the second quarter of 2026, compared to the second quarter of 2025, Insights revenues increased by 2%, Conferences revenues increased by 15%, and Consulting revenues decreased by 9%. For a more complete discussion of our results by segment, see Segment Results below.

For the second quarter of 2026 and 2025, we had net income of $275.5 million and $240.8 million, respectively, and diluted net income per share of $4.14 and $3.11, respectively. Cash provided by operating activities was $789.3 million and $697.1 million during the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had $1.5 billion of cash and cash equivalents and approximately $1.0 billion of available borrowing capacity on our revolving credit facility. For a more complete discussion of our cash flows and financial position, see the Liquidity and Capital Resources section below.

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

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Increase (Decrease)	Increase (Decrease) %
Revenues:
Insights	$1,289,870	$1,263,505	$26,365	2%
Conferences	244,157	211,407	32,750	15
Consulting	141,916	155,594	(13,678)	(9)
Other	—	55,948	(55,948)	(100)
Total revenues	1,675,943	1,686,454	(10,511)	(1)
Costs and expenses:
Cost of services and product development	486,909	531,731	(44,822)	(8)
Selling, general and administrative	764,592	776,888	(12,296)	(2)
Depreciation	25,145	30,535	(5,390)	(18)
Amortization of intangibles	20,038	20,204	(166)	(1)
Gain from sale of divested operation	739	—	739	nm
Operating income	378,520	327,096	51,424	16
Interest expense, net	(22,266)	(11,801)	10,465	89
Other (expense) income, net	(1,631)	2,498	(4,129)	(165)
Less: Provision for income taxes	79,125	77,010	2,115	3
Net income	$275,498	$240,783	$34,715	14%
nm = not meaningful

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	Increase (Decrease)	Increase (Decrease) %
Revenues:
Insights	$2,584,065	$2,519,074	$64,991	3%
Conferences	322,482	284,004	38,478	14
Consulting	261,045	295,300	(34,255)	(12)
Other	19,392	122,206	(102,814)	(84)
Total revenues	3,186,984	3,220,584	(33,600)	(1)
Costs and expenses:
Cost of services and product development	916,216	1,006,761	(90,545)	(9)
Selling, general and administrative	1,490,941	1,507,196	(16,255)	(1)
Depreciation	50,510	59,401	(8,891)	(15)
Amortization of intangibles	40,104	42,098	(1,994)	(5)
Gain from sale of divested operation	(5,399)	—	(5,399)	nm
Operating income	694,612	605,128	89,484	15
Interest expense, net	(43,314)	(25,214)	18,100	72
Other (expense) income, net	(4,263)	4,887	(9,150)	(187)
Less: Provision for income taxes	149,193	133,079	16,114	12
Net income	$497,842	$451,722	$46,120	10%
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

Total revenues for the three months ended June 30, 2026 were $1.7 billion, a decrease of $10.5 million, or 1% compared to the same period in 2025 on a reported basis and 2% excluding the foreign currency impact. Total revenues for the six months ended June 30, 2026 were $3.2 billion, a decrease of $33.6 million, or 1% compared to the same period in 2025 on a reported basis and 3% excluding the foreign currency impact. The decrease was primarily due to the sale of the Digital Markets business in February 2026. Refer to the section of this MD&A below entitled “Segment Results” for a discussion of revenues and results by reportable segment.

Cost of services and product development was $486.9 million during the three months ended June 30, 2026, a decrease of $44.8 million compared to the same period in 2025, or 8% on a reported basis and 9% excluding the foreign currency impact. The decrease in Cost of services and product development during the three months ended June 30, 2026 was primarily due to a $22.8 million decrease in product and content delivery expenses principally as a result of the sale of the Digital Markets business in February 2026, in addition to a $22.8 million decrease in personnel expenses due to lower headcount. Cost of services and product development as a percent of revenues was 29% and 32% for the three months ended June 30, 2026 and 2025, respectively. Cost of services and product development was $916.2 million during the six months ended June 30, 2026, a decrease of $90.5 million compared to the same period in 2025, or 9% on a reported basis and 10% excluding the foreign currency impact. The decrease in Cost of services and product development during the six months ended June 30, 2026 was primarily due to the same factors that caused the year-over-year quarterly decrease, with a $48.7 million decrease in product and content delivery expenses, in addition to a $42.8 million decrease in personnel expenses. Cost of services and product development as a percent of revenues was 29% and 31% for the six months ended June 30, 2026 and 2025, respectively.

Selling, general and administrative (“SG&A”) expense was $764.6 million during the three months ended June 30, 2026, a decrease of $12.3 million compared to the same period in 2025, or 2% on both a reported basis and excluding the foreign currency impact. The decrease in SG&A expense during the three months ended June 30, 2026 was primarily due to reduced severance expenses. SG&A expense was $1.5 billion during the six months ended June 30, 2026, a decrease of $16.3 million compared to the same period in 2025, or 1% on a reported basis and 3% excluding the foreign currency impact. The decrease in SG&A expense during the six months ended June 30, 2026 was primarily due to the same factor that caused the year-over-year quarterly decrease. The number of quota-bearing sales associates in Global Technology Sales decreased by 3% to 3,581 and in Global Business Sales, decreased by 3% to 1,293 compared to June 30, 2025. On a combined basis, the total number of quota-bearing sales associates decreased by 3% when compared to June 30, 2025. SG&A expense as a percent of revenues was 46% during both the three months ended June 30, 2026 and 2025. SG&A expense as a percent of revenues was 47% during both the six months ended June 30, 2026 and 2025.

Depreciation decreased by 18% and 15% during the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. The decreases for both the three and six months ended June 30, 2026 were primarily due to the sale of the Digital Markets business in February 2026.

Amortization of intangibles decreased by 1% and 5% during the three and six months ended June 30, 2026, compared to the same periods in 2025, due to certain intangible assets becoming fully amortized in 2025.

Gain from sale of divested operation of $5.4 million during the six months ended June 30, 2026 was attributable to the sale of the Digital Markets business in February 2026.

Operating income was $378.5 million and $327.1 million during the three months ended June 30, 2026 and 2025, respectively. Operating income was $694.6 million and $605.1 million during the six months ended June 30, 2026 and 2025, respectively. The increase in operating income for both the three and six months ended June 30, 2026 as compared to the prior year periods was primarily due to the reduction in operating expenses.

Interest expense, net increased by $10.5 million and $18.1 million during the three and six months ended June 30, 2026, respectively, compared to the same period in 2025. The increase for the three and six months ended June 30, 2026 was due to a decrease in interest income, as a result of lower average cash balances than the prior year as well as an increase in interest expense related to the issuance of our 2031 and 2035 Notes in November 2025.

Other (expense) income, net for the periods presented herein primarily consisted of the net impact of foreign currency gains and losses.

The provision for income taxes was $79.1 million and $77.0 million for the three months ended June 30, 2026 and 2025, respectively. The effective income tax rate was 22.3% and 24.2% for the three months ended June 30, 2026, and 2025, respectively. The decrease in the effective income tax rate in the current period was primarily attributable to a favorable change in the forecasted geographic mix of earnings compared to the same period in 2025.

The provision for income taxes was $149.2 million and $133.1 million for the six months ended June 30, 2026 and 2025, respectively. The effective income tax rate was 23.1% and 22.8% for the six months ended June 30, 2026 and 2025, respectively. The increase in the effective income tax rate in the current period was primarily due to the unfavorable impact of stock-based compensation, partially offset by the favorable release of reserves upon the resolution of the related inquiries as well as a favorable change in the forecasted geographic mix of earnings compared to the same period in 2025.

Net income for the three months ended June 30, 2026 and 2025 was $275.5 million and $240.8 million, respectively, while net income for the six months ended June 30, 2026 and 2025 was $497.8 million and $451.7 million, respectively. Our diluted net income per share during the three and six months ended June 30, 2026 increased by $1.03 and $1.47, respectively. The increase in net income during both the three and six months ended June 30, 2026 was primarily due to a decrease in operating expenses, partially offset by a decrease in revenues and an increase in interest expense, net. The increase in diluted net income per share during the three and six months ended June 30, 2026 was also driven by the decrease in diluted weighted average shares outstanding during 2026, as compared to the same periods in 2025.

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

Reportable Segments

The sections below present the results of the Company’s three reportable business segments: Insights, Conferences and Consulting.

Insights

	As Of And For The Three Months Ended June 30, 2026	As Of And For The Three Months Ended June 30, 2025	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Six Months Ended June 30, 2026	As Of And For The Six Months Ended June 30, 2025	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$1,289,870	$1,263,505	$26,365	2%	$2,584,065	$2,519,074	$64,991	3%
Gross contribution (1)	$999,372	$960,732	$38,640	4%	$2,010,889	$1,926,680	$84,209	4%
Gross contribution margin	77%	76%	1 point	—	78%	76%	2 points	—
Business Measurements:
Contract Value (1), (3)	$5,282,600	$5,196,000	$86,600	2%
Global Technology Sales (2):
Contract value (1), (3)	$3,999,300	$3,954,000	$45,300	1%
Client retention	85%	84%	1 point	—
Wallet retention	97%	99%	(2) points	—
Global Business Sales (2):
Contract value (1), (3)	$1,283,300	$1,242,000	$41,300	3%
Client retention	86%	87%	(1) point	—
Wallet retention	99%	104%	(5) points	—

(1)Dollars in thousands.
(2)Global Technology Sales includes sales to users and providers of technology. Global Business Sales includes sales to all other functional leaders.
(3)Contract values are on a foreign currency neutral basis. Contract values as of June 30, 2025 have been calculated using the same foreign currency rates as 2026.

Insights revenues increased by $26.4 million during the three months ended June 30, 2026 compared to the same period in 2025, or 2% on a reported basis and 1% excluding the foreign currency impact. For the six months ended June 30, 2026, Insights revenue increased by $65.0 million compared to the same period in 2025 or 3% on a reported basis and about flat excluding the foreign currency impact. The segment gross contribution margin was 77% and 76% for the three months ended June 30, 2026 and 2025, respectively, and 78% and 76% for the six months ended June 30, 2026 and 2025, respectively.

Contract value increased to $5.3 billion at June 30, 2026, or 2% compared to June 30, 2025 excluding the foreign currency impact. Approximately half of industry sectors grew mid single-digit rates. Growth was led by the banking and energy sectors, partially offset by a mid single-digit decrease in public sector, primarily related to the U.S. federal government. Global Technology Sales (“GTS”) contract value increased by 1% at June 30, 2026 when compared to June 30, 2025. The modest increase in GTS contract value was primarily due to business from new clients. GTS contract value increased by mid single-digit rates for nearly all commercial enterprise sizes and mid-single digits for half of industry sectors. Global Business Sales (“GBS”) contract value increased by 3% year-over-year, primarily driven by business from new clients. The majority of our GBS practices achieved mid single-digit rates or faster growth rates, with all commercial enterprise sizes and half of sectors also growing mid single-digit rates or faster year-over-year. Public sector contract value decreased by mid single-digits and low single-digits for GTS and GBS, respectively.

GTS client retention was 85% and 84% as of June 30, 2026 and 2025, respectively, while wallet retention was 97% and 99% as of June 30, 2026 and 2025, respectively. GBS client retention was 86% and 87% as of June 30, 2026 and 2025, respectively, while wallet retention was 99% and 104%, respectively. The decrease in GTS and GBS wallet retention was largely due to lower levels of spending by existing clients compared to the same period in 2025.

Conferences

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Increase (Decrease)	Percentage Increase (Decrease)	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$244,157	$211,407	$32,750	15%	$322,482	$284,004	$38,478	14%
Gross contribution (1)	$145,222	$121,388	$23,834	20%	$175,631	$148,770	$26,861	18%
Gross contribution margin	59%	57%	2 points	—	54%	52%	2 points	—
Business Measurements:
Number of destination conferences (2)	18	19	(1)	(5)%	28	29	(1)	(3)%
Number of destination conferences attendees (2)	28,057	28,295	(238)	(1)%	39,530	40,206	(676)	(2)%

(1)Dollars in thousands.
(2)Single day, local meetings are excluded.

Conferences revenues increased by $32.8 million during the three months ended June 30, 2026 compared to the same period in 2025, or 15% on a reported basis and 14% excluding the foreign currency impact. The increase in revenues for the three months ended June 30, 2026 was primarily due to higher exhibitor revenue, as well as an increase in attendee revenue. We held 18 and 19 destination conferences during the three months ended June 30, 2026 and 2025, respectively. Gross contribution increased to $145.2 million during the three months ended June 30, 2026 compared to $121.4 million in the same period last year. The increase in gross contribution during the three months ended June 30, 2026 was primarily the result of the increase in revenues.

Conferences revenues increased by $38.5 million during the six months ended June 30, 2026 compared to the same period in 2025, or 14% on a reported basis and 12% excluding the foreign currency impact. The increase in revenues for the six months ended June 30, 2026 was primarily due to higher exhibitor revenue. We held 28 and 29 destination conferences during the six months ended June 30, 2026 and 2025, respectively. Gross contribution increased to $175.6 million during the six months ended June 30, 2026 compared to $148.8 million in the same period last year. The increase in gross contribution during the six months ended June 30, 2026 was primarily the result of the increase in revenues.

Consulting

	As Of And For The Three Months Ended June 30, 2026	As Of And For The Three Months Ended June 30, 2025	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Six Months Ended June 30, 2026	As Of And For The Six Months Ended June 30, 2025	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues (1)	$141,916	$155,594	$(13,678)	(9)%	$261,045	$295,300	$(34,255)	(12)%
Gross contribution (1)	$53,770	$61,555	$(7,785)	(13)%	$90,575	$114,947	$(24,372)	(21)%
Gross contribution margin	38%	40%	(2) points	—	35%	39%	(4) points	—
Business Measurements:
Backlog (1), (2)	$213,800	$195,900	$17,900	9%
Billable headcount	842	949	(107)	(11)%
Consultant utilization	65%	65%	0 points	—	61%	64%	(3) points	—

(1)Dollars in thousands.
(2)Backlog is on a foreign currency neutral basis. Backlog as of June 30, 2025 has been calculated using the same foreign currency rates as 2026.

Consulting revenues decreased by 9% during the three months ended June 30, 2026 compared to the same period in 2025 on both a reported basis and excluding the foreign currency impact, with a decrease in labor-based consulting revenue of 13% and an increase in contract optimization revenue of 1%, each on a reported basis. The primary regions driving the decrease in revenue compared to the prior year period were Japan and Europe, Middle East and Africa (“EMEA”), principally in the commercial sector. Contract optimization revenue may vary significantly and, as such, revenues for the second quarter of 2026 may not be indicative of results for the remainder of 2026 or beyond. The segment gross contribution margin was 38% and 40% for the three months ended June 30, 2026 and 2025, respectively. The decrease in gross contribution margin for the three months ended June 30, 2026 was primarily due to the decrease in revenues.

For the six months ended June 30, 2026, Consulting revenues decreased by 12% compared to the same period in 2025 on a reported basis and 13% excluding the foreign currency impact, with a decrease in labor-based consulting revenue of 13% and a decrease in contract optimization revenue of 8% each on a reported basis. The primary regions driving the decrease in revenue compared to the prior year period were the United States, principally in the public sector, and Japan and EMEA, principally in the commercial sector. The segment gross contribution margin was 35% and 39% for the six months ended June 30, 2026 and 2025, respectively. The decrease in gross contribution margin for the six months ended June 30, 2026 was primarily due to the decrease in revenues.

Backlog increased by $17.9 million, or 9%, from June 30, 2025 to June 30, 2026, excluding the foreign currency impact.

LIQUIDITY AND CAPITAL RESOURCES

We finance our operations through cash generated from our operating activities and, to a lesser extent, borrowings. Note 8 — Debt in the Notes to Condensed Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations. At June 30, 2026, we had $1.5 billion of cash and cash equivalents and approximately $1.0 billion of available borrowing capacity on the revolving credit facility under our 2024 Credit Agreement. We believe that the Company has adequate liquidity to meet its currently anticipated needs for both the next twelve months and the foreseeable future.

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

Our cash and cash equivalents are held in numerous locations throughout the world with 71% held outside the U.S. at June 30, 2026. We continue to assert our intention to reinvest substantially all remaining accumulated undistributed foreign earnings, except in instances where repatriation would result in minimal additional tax.

The table below summarizes the changes in our cash balances for the periods indicated (in thousands).

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	Increase (Decrease)
Cash provided by operating activities	$789,327	$697,077	$92,250
Cash provided by (used in) investing activities	64,452	(61,817)	126,269
Cash used in financing activities	(1,073,465)	(419,688)	(653,777)
Net (decrease) increase in cash and cash equivalents and restricted cash	(219,686)	215,572	(435,258)
Effects of exchange rates on cash and cash equivalents	(14,129)	48,817	(62,946)
Beginning cash and cash equivalents	1,722,521	1,933,147	(210,626)
Ending cash and cash equivalents	$1,488,706	$2,197,536	$(708,830)

Operating

Cash provided by operating activities was $789.3 million and $697.1 million during the six months ended June 30, 2026 and 2025, respectively. The year-over-year increase was primarily due to the increase in net income as well as the improved timing of collections.

Investing

Cash provided by (used in) investing activities was $64.5 million and $(61.8) million during the six months ended June 30, 2026 and 2025, respectively. The change from 2025 to 2026 was primarily the result of the proceeds from the sale of the Digital Markets business in February 2026, as well as lower capital expenditures, principally the result of lower leasehold improvements spending.

Financing

Cash used in financing activities was $1.1 billion and $419.7 million during the six months ended June 30, 2026 and 2025, respectively. We used $1.1 billion and $437.2 million of cash for share repurchases during the six months ended June 30, 2026 and 2025, respectively.

Debt

As of June 30, 2026, the Company had $3.0 billion of principal amount of debt outstanding. Note 8 — Debt in the Notes to Condensed Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations. From time to time, the Company may seek to retire or repurchase its outstanding debt through various methods including open market repurchases, negotiated block transactions, or otherwise, all or some of which may be effected through Rule 10b5-1 plans. Such transactions, if any, depend on prevailing market conditions, our liquidity and capital requirements, contractual restrictions, and other factors, and may involve material amounts.

OFF BALANCE SHEET ARRANGEMENTS

From January 1, 2026 through June 30, 2026, the Company has not entered into any material off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

As of June 30, 2026, the Company had $3.0 billion in total debt principal outstanding. None of the Company’s total debt outstanding as of June 30, 2026 was based on a floating base rate of interest. Note 8 — Debt in the Notes to Condensed Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations.

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

Translation risk arises as our foreign currency assets and liabilities are translated into U.S. dollars because the functional currencies of our foreign operations are generally denominated in the local currency. Adjustments resulting from the translation of these assets and liabilities are deferred and recorded as a component of stockholders’ equity. A measure of the potential impact of foreign currency translation can be determined through a sensitivity analysis of our cash and cash equivalents. At June 30, 2026, we had $1.5 billion of cash and cash equivalents, with a substantial portion denominated in foreign currencies. If the exchange rates of the foreign currencies we hold all changed in comparison to the U.S. dollar by 10%, the amount of cash and cash equivalents we would have reported on June 30, 2026 could have increased or decreased by approximately $125.9 million. The translation of our foreign currency revenues and expenses historically has not had a material impact on our consolidated earnings because movements in and among the major currencies in which we operate tend to impact our revenues and expenses fairly equally. However, our earnings could be impacted during periods of significant exchange rate volatility, or when some or all of the major currencies in which we operate move in the same direction against the U.S. dollar.

Transaction risk arises when we enter into a transaction that is denominated in a currency that may differ from the local functional currency. As these transactions are translated into the local functional currency, a gain or loss may result, which is recorded in current period earnings. We typically enter into foreign currency forward exchange contracts to mitigate the effects of some of this foreign currency transaction risk. Our outstanding foreign currency forward exchange contracts as of June 30, 2026 had an immaterial net unrealized loss.

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

Management conducted an evaluation, as of June 30, 2026, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2026, the Company’s disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

In May 2015, the Company’s Board of Directors (the “Board”) authorized a share repurchase program to repurchase up to $1.2 billion of the Company’s common stock. The Board authorized incremental share repurchases of up to an aggregate additional $6.9 billion of the Company’s common stock from February 2021 to April 2026. The Board also authorized incremental share repurchases of up to an additional $500.0 million in July 2026. The Company may repurchase its common stock from time-to-time in amounts, at prices and in the manner that the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended), accelerated share repurchases, private transactions or other transactions and will be funded by cash on hand and borrowings. Repurchases may also be made from time-to-time in connection with the settlement of the Company’s stock-based compensation awards. The table below summarizes the repurchases of our common stock during the three months ended June 30, 2026.

Period	Total Number of Shares Purchased (#)	Average Price Paid Per Share ($)	Total Number of Shares Purchased Under Announced Programs (#)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1, 2026 to April 30, 2026	509,508	$148.29	509,251	$1,236,756
May 1, 2026 to May 31, 2026	1,420,708	154.23	1,419,948	1,017,758
June 1, 2026 to June 30, 2026	1,699,959	144.69	1,699,739	$771,818
Total for the quarter (1)	3,630,175	$148.93	3,628,938

(1)The repurchased shares during the three months ended June 30, 2026 included 1,237 shares purchased for the settlement of stock-based compensation awards and 3,628,938 shares purchased in the open market. Amounts presented exclude the excise tax accrual.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

No director or Section 16 officer adopted or terminated a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5–1 trading arrangement during the three months ended June 30, 2026.

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

Gartner, Inc.

Date:	August 4, 2026	/s/ Craig W. Safian
Craig W. Safian
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)