Form 10-Q
period 2026-09-30
GARTNER INC
filed 2026-11-03
CIK 749251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 30, 2026, 63,081,351 shares of the registrant’s common shares were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited; in thousands, except share data)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$1,633,137	$1,722,521
Fees receivable, net of allowances of $4,500 and $5,000, respectively	1,032,727	1,684,522
Deferred commissions	323,318	400,728
Prepaid expenses and other current assets	215,344	152,205
Assets held-for-sale	—	106,361
Total current assets	3,204,526	4,066,337
Property, equipment and leasehold improvements, net	194,716	214,183
Operating lease right-of-use assets	199,398	213,997
Goodwill	2,738,892	2,740,802
Intangible assets, net	274,938	336,303
Other assets	539,205	513,778
Total Assets	$7,151,675	$8,085,400
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable and accrued liabilities	$939,397	$1,236,533
Deferred revenues	2,576,041	2,810,056
Current portion of long-term debt	—	5,000
Liabilities held-for-sale	—	20,503
Total current liabilities	3,515,438	4,072,092
Long-term debt, net of deferred financing fees	2,980,601	2,976,674
Operating lease liabilities	235,637	270,200
Other liabilities	454,664	446,526
Total Liabilities	7,186,340	7,765,492
Stockholders’ (Deficit) Equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0005 par value, 250,000,000 shares authorized; 163,602,067 shares issued for both periods	82	82
Additional paid-in capital	2,816,835	2,679,101
Accumulated other comprehensive loss, net	(49,806)	(41,015)
Accumulated earnings	7,434,499	6,722,238
Treasury stock, at cost, 99,960,756 and 92,752,769 common shares, respectively	(10,236,275)	(9,040,498)
Total Stockholders’ (Deficit) Equity	(34,665)	319,908
Total Liabilities and Stockholders’ (Deficit) Equity	$7,151,675	$8,085,400

See the accompanying notes to Condensed Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues:
Insights	$1,292,434	$1,270,724	$3,876,499	$3,789,798
Conferences	86,003	74,554	408,485	358,558
Consulting	126,354	123,573	387,399	418,873
Other	—	55,221	19,392	177,427
Total revenues	1,504,791	1,524,072	4,691,775	4,744,656
Costs and expenses:
Cost of services and product development	433,143	474,218	1,349,359	1,480,979
Selling, general and administrative	746,842	762,557	2,237,783	2,269,753
Depreciation	25,040	30,733	75,550	90,134
Amortization of intangibles	20,041	20,220	60,145	62,318
Goodwill impairment	—	150,000	—	150,000
Gain from sale of divested operation	(1,386)	—	(6,785)	—
Total costs and expenses	1,223,680	1,437,728	3,716,052	4,053,184
Operating income	281,111	86,344	975,723	691,472
Interest expense, net	(23,641)	(16,279)	(66,955)	(41,493)
Other (expense) income, net	(1,789)	(583)	(6,052)	4,304
Income before income taxes	255,681	69,482	902,716	654,283
Provision for income taxes	41,262	34,125	190,455	167,204
Net income	$214,419	$35,357	$712,261	$487,079

Net income per share:
Basic	$3.36	$0.47	$10.68	$6.37
Diluted	$3.35	$0.47	$10.66	$6.35
Weighted average shares outstanding:
Basic	63,751	74,884	66,683	76,466
Diluted	63,948	74,987	66,841	76,758

See the accompanying notes to Condensed Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited; in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$214,419	$35,357	$712,261	$487,079
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,497	7,303	(8,837)	42,138
Interest rate swaps – net change in deferred gain or loss	—	3,016	—	9,800
Pension plans – net change in deferred actuarial loss	116	51	46	150
Other comprehensive income (loss), net of tax	2,613	10,370	(8,791)	52,088
Comprehensive income	$217,032	$45,727	$703,470	$539,167

See the accompanying notes to Condensed Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity
(Unaudited; in thousands)

Three and Nine Months Ended September 30, 2026
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Accumulated Earnings	Treasury Stock	Total
Balance at December 31, 2025	$82	$2,679,101	$(41,015)	$6,722,238	$(9,040,498)	$319,908
Net income	—	—	—	222,344	—	222,344
Other comprehensive loss	—	—	(4,040)	—	—	(4,040)
Issuances under stock plans	—	4,415	—	—	4,274	8,689
Common share repurchases (including excise tax)	—	—	—	—	(529,387)	(529,387)
Stock-based compensation expense	—	45,870	—	—	—	45,870
Balance at March 31, 2026	$82	$2,729,386	$(45,055)	$6,944,582	$(9,565,611)	$63,384
Net income	—	—	—	275,498	—	275,498
Other comprehensive loss	—	—	(7,364)	—	—	(7,364)
Issuances under stock plans	—	4,179	—	—	1,994	6,173
Common share repurchases (including excise tax)	—	—	—	—	(546,026)	(546,026)
Stock-based compensation expense	—	40,990	—	—	—	40,990
Balance at June 30, 2026	$82	$2,774,555	$(52,419)	$7,220,080	$(10,109,643)	$(167,345)
Net income	—	—	—	214,419	—	214,419
Other comprehensive income	—	—	2,613	—	—	2,613
Issuances under stock plans	—	3,857	—	—	1,561	5,418
Common share repurchases (including excise tax)	—	—	—	—	(128,193)	(128,193)
Stock-based compensation expense	—	38,423	—	—	—	38,423
Balance at September 30, 2026	$82	$2,816,835	$(49,806)	$7,434,499	$(10,236,275)	$(34,665)

Three and Nine Months Ended September 30, 2025
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Accumulated Earnings	Treasury Stock	Total
Balance at December 31, 2024	$82	$2,497,130	$(88,333)	$5,993,007	$(7,042,717)	$1,359,169
Net income	—	—	—	210,939	—	210,939
Other comprehensive income	—	—	20,484	—	—	20,484
Issuances under stock plans	—	5,872	—	—	3,894	9,766
Common share repurchases (including excise tax)	—	—	—	—	(152,672)	(152,672)
Stock-based compensation expense	—	50,168	—	—	—	50,168
Balance at March 31, 2025	$82	$2,553,170	$(67,849)	$6,203,946	$(7,191,495)	$1,497,854
Net income	—	—	—	240,783	—	240,783
Other comprehensive income	—	—	21,234	—	—	21,234
Issuances under stock plans	—	6,779	—	—	981	7,760
Common share repurchases (including excise tax)	—	—	—	—	(278,032)	(278,032)
Stock-based compensation expense	—	43,027	—	—	—	43,027
Balance at June 30, 2025	$82	$2,602,976	$(46,615)	$6,444,729	$(7,468,546)	$1,532,626
Net income	—	—	—	35,357	—	35,357
Other comprehensive income	—	—	10,370	—	—	10,370
Issuances under stock plans	—	6,961	—	—	800	7,761
Common share repurchases (including excise tax)	—	—	—	—	(1,060,085)	(1,060,085)
Stock-based compensation expense	—	30,523	—	—	—	30,523
Balance at September 30, 2025	$82	$2,640,460	$(36,245)	$6,480,086	$(8,527,831)	$556,552

See the accompanying notes to Condensed Consolidated Financial Statements.

GARTNER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Nine Months Ended
	September 30,
	2026	2025
Operating activities:
Net income	$712,261	$487,079
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	135,695	152,452
Stock-based compensation expense	125,283	123,718
Deferred taxes	(23,308)	(43,043)
Gain from sale of divested operation	(6,785)	—
Goodwill impairment	—	150,000
Loss on impairment of lease related assets	—	4,702
Reduction in the carrying amount of operating lease right-of-use assets	45,027	49,463
Amortization and write-off of deferred financing fees	3,928	3,125
Gain on de-designated swaps	—	(489)
Changes in assets and liabilities, net of acquisitions and divestitures:
Fees receivable, net	646,466	627,775
Deferred commissions	76,439	124,367
Prepaid expenses and other current assets	(64,061)	(51,597)
Other assets	(8,902)	(29,129)
Deferred revenues	(225,097)	(335,057)
Accounts payable and accrued and other liabilities	(333,186)	(267,545)
Cash provided by operating activities	1,083,760	995,821
Investing activities:
Additions to property, equipment and leasehold improvements	(59,619)	(91,310)
Proceeds from sale of divested operation, net of cash transferred	99,764	—
Cash provided by (used in) investing activities	40,145	(91,310)
Financing activities:
Proceeds from employee stock purchase plan	20,186	25,203
Payments of deferred financing fees	(1,508)	—
Payments on long-term debt	(5,000)	—
Purchases of treasury stock	(1,219,977)	(1,492,678)
Cash used in financing activities	(1,206,299)	(1,467,475)
Net decrease in cash and cash equivalents	(82,394)	(562,964)
Effects of exchange rates on cash and cash equivalents	(6,990)	60,547
Cash and cash equivalents, beginning of period	1,722,521	1,933,147
Cash and cash equivalents, end of period	$1,633,137	$1,430,730

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

The fiscal year of Gartner is the twelve-month period from January 1 through December 31. In the opinion of management, all normal recurring accruals and adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented herein have been included. The results of operations for the three and nine months ended September 30, 2026 may not be indicative of the results of operations for the remainder of 2026 or beyond. When used in these notes, the terms “Gartner,” the “Company,” “we,” “us,” or “our” refer to Gartner, Inc. and its consolidated subsidiaries.

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

Accounting standards issued but not yet adopted. The FASB has issued accounting standards that have not yet become effective as of September 30, 2026 and may impact the Company’s Consolidated Financial Statements or related disclosures in future periods. The standards and their potential impacts are discussed below.

Income Statement— In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income- Expense Disaggregation Disclosures (“ASU 2024-03”). The amendments in this ASU are expected to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including employee compensation, depreciation and amortization) in commonly presented expense captions (such as cost of sales, SG&A and research and development). ASU 2024-03 will require a quantitative disclosure of the components of each income statement expense line item (e.g., cost of services and product development and selling, general and administrative expenses). It will also require entities to disclose the total amount of selling expenses, and, on an annual basis, an entity’s definition of selling expenses. The amendments are effective for annual reporting periods with fiscal years beginning after December 15, 2026, and interim reporting periods in fiscal years beginning after December 15, 2027. The Company expects this ASU to only impact its disclosures with no impacts to the Company's results of operations, cash flows, or financial condition.

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

Note 2 — Divestiture

In February 2026, the Company completed the sale of its Digital Markets business, for approximately $99.8 million net of cash transferred. The Company recorded a pre-tax gain of $6.8 million on the sale, which is included in Gain from sale of divested operation in the Consolidated Statement of Operations during the nine months ended September 30, 2026. The Digital Markets business was included in the Company’s Other segment.

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

The Company’s most recent annual impairment test of goodwill was a qualitative analysis conducted during the quarter ended September 30, 2026 that indicated no impairment. Subsequent to completing the 2026 annual impairment test, there were no events or changes in circumstances noted that required an interim impairment test.

During the three months ended September 30, 2025, ongoing weakness in the market as well as changes in the Company’s internal organization structure prompted a revision to the long-term earnings forecast for the Digital Markets business, and as a result, a goodwill impairment loss of $150.0 million was recognized in the Digital Markets reporting unit.

The table below presents changes to the carrying amount of goodwill by segment during the nine months ended September 30, 2026 (in thousands).

	Insights	Conferences	Consulting	Total
Balance at December 31, 2025	$2,460,315	$184,052	$96,435	$2,740,802
Foreign currency translation impact	(1,627)	(34)	(249)	(1,910)
Balance at September 30, 2026	$2,458,688	$184,018	$96,186	$2,738,892

Finite-Lived Intangible Assets

The tables below present reconciliations of the carrying amounts of the Company’s finite-lived intangible assets as of the dates indicated (in thousands).

September 30, 2026	Customer Relationships	Other	Total
Gross cost at December 31, 2025	$1,021,757	$10,200	$1,031,957
Foreign currency translation impact	(4,519)	—	(4,519)
Gross cost	1,017,238	10,200	1,027,438
Accumulated amortization(1)	(743,555)	(8,945)	(752,500)
Balance at September 30, 2026	$273,683	$1,255	$274,938

December 31, 2025	Customer Relationships	Other	Total
Gross cost	$1,021,757	$10,200	$1,031,957
Accumulated amortization(1)	(687,416)	(8,238)	(695,654)
Balance at December 31, 2025	$334,341	$1,962	$336,303

(1) Finite-lived intangible assets are amortized using the straight-line method over the following periods: Customer relationships—6 to 13 years and Other—11 years.

Amortization expense related to finite-lived intangible assets was $20.0 million and $20.2 million during the three months ended September 30, 2026 and 2025, and $60.1 million and $62.3 million during the nine months ended September 30, 2026 and 2025, respectively. The estimated future amortization expense by year for finite-lived intangible assets is presented in the table below (in thousands).

2026 (remaining three months)	$19,961
2027	79,237
2028	77,766
2029	77,688
2030	20,286
$274,938

Note 4 — Revenue and Related Matters

Disaggregated Revenue — The Company’s disaggregated revenue by reportable segment is presented in the tables below for the periods indicated (in thousands).

By Primary Geographic Market(1)
Three Months Ended September 30, 2026
Primary Geographic Market		Insights	Conferences	Consulting	Total
United States and Canada		$775,737	$21,422	$87,108	$884,267
Europe, Middle East and Africa		353,260	38,789	27,645	419,694
Other International		163,437	25,792	11,601	200,830
Total revenues		$1,292,434	$86,003	$126,354	$1,504,791

Three Months Ended September 30, 2025
Primary Geographic Market	Insights	Conferences	Consulting	Other	Total
United States and Canada	$770,945	$11,433	$78,299	$46,891	$907,568
Europe, Middle East and Africa	340,492	39,356	32,987	5,892	418,727
Other International	159,287	23,765	12,287	2,438	197,777
Total revenues	$1,270,724	$74,554	$123,573	$55,221	$1,524,072

Nine Months Ended September 30, 2026
Primary Geographic Market	Insights	Conferences	Consulting	Other	Total
United States and Canada	$2,316,631	$240,981	$260,659	$14,553	$2,832,824
Europe, Middle East and Africa	1,065,438	115,027	94,172	3,358	1,277,995
Other International	494,430	52,477	32,568	1,481	580,956
Total revenues	$3,876,499	$408,485	$387,399	$19,392	$4,691,775

Nine Months Ended September 30, 2025
Primary Geographic Market	Insights	Conferences	Consulting	Other	Total
United States and Canada	$2,342,406	$205,302	$261,042	$149,069	$2,957,819
Europe, Middle East and Africa	977,139	103,793	108,086	20,762	1,209,780
Other International	470,253	49,463	49,745	7,596	577,057
Total revenues	$3,789,798	$358,558	$418,873	$177,427	$4,744,656

(1)Revenue is reported based on where the sale is fulfilled.

The Company’s revenues are generated primarily through direct sales to clients by domestic and international sales forces and several independent international sales agents.

By Timing of Revenue Recognition

Three Months Ended September 30, 2026
Timing of Revenue Recognition		Insights	Conferences	Consulting	Total
Transferred over time(1)		$1,290,381	$—	$94,196	$1,384,577
Transferred at a point in time(2)		2,053	86,003	32,158	120,214
Total revenues		$1,292,434	$86,003	$126,354	$1,504,791

Three Months Ended September 30, 2025
Timing of Revenue Recognition	Insights	Conferences	Consulting	Other	Total
Transferred over time(1)	$1,268,460	$—	$94,043	$465	$1,362,968
Transferred at a point in time(2)	2,264	74,554	29,530	54,756	161,104
Total revenues	$1,270,724	$74,554	$123,573	$55,221	$1,524,072

Nine Months Ended September 30, 2026
Timing of Revenue Recognition	Insights	Conferences	Consulting	Other	Total
Transferred over time(1)	$3,870,284	$—	$280,155	$74	$4,150,513
Transferred at a point in time(2)	6,215	408,485	107,244	19,318	541,262
Total revenues	$3,876,499	$408,485	$387,399	$19,392	$4,691,775

Nine Months Ended September 30, 2025
Timing of Revenue Recognition	Insights	Conferences	Consulting	Other	Total
Transferred over time(1)	$3,781,197	$—	$308,077	$1,227	$4,090,501
Transferred at a point in time(2)	8,601	358,558	110,796	176,200	654,155
Total revenues	$3,789,798	$358,558	$418,873	$177,427	$4,744,656

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

Performance Obligations — For customer contracts that are greater than one year in duration, the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied (or partially unsatisfied) as of September 30, 2026 was approximately $6.3 billion. The Company expects to recognize $1.2 billion, $3.4 billion and $1.7 billion of this revenue (most of which pertains to Insights) during the remainder of 2026, the year ending December 31, 2027 and thereafter, respectively. The Company applies a practical expedient that is permitted under ASC Topic 606 and, accordingly, it does not disclose such performance obligation information for customer contracts that have original durations of one year or less. The Company’s performance obligations for contracts meeting this ASC Topic 606 disclosure exclusion primarily include: (i) stand-ready services under Insights subscription contracts; (ii) holding conferences and meetings where attendees and exhibitors can participate; and (iii) providing customized Consulting solutions for clients under fixed fee and time and materials engagements. The remaining duration of these performance obligations is generally less than one year, which aligns with the period that the parties have enforceable rights and obligations under the affected contracts.

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

	September 30,	December 31,
	2026	2025
Assets:
Fees receivable, gross(1)	$1,037,227	$1,689,522
Contract assets recorded in Prepaid expenses and other current assets(2)	$54,678	$40,534

Contract liabilities:
Deferred revenues (current liability)(3)	$2,576,041	$2,810,056
Non-current deferred revenues recorded in Other liabilities(3)	28,758	31,569
Total contract liabilities	$2,604,799	$2,841,625

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

The Company recognized revenue of $1.2 billion and $1.1 billion during the three months ended September 30, 2026 and 2025, and $2.3 billion and $2.2 billion during the nine months ended September 30, 2026 and 2025, respectively, that was attributable to deferred revenues that were recorded at the beginning of each such period. Those amounts primarily consisted of Insights revenues that were recognized ratably as control of the goods or services passed to the customer during the reporting periods. During each of the three months ended September 30, 2026 and 2025, the Company did not record any material impairments related to its contract assets.

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

The table below sets forth the calculation of basic and diluted income per share for the periods indicated (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Numerator:
Net income used for calculating basic and diluted income per share	$214,419	$35,357	$712,261	$487,079
Denominator:
Weighted average common shares used in the calculation of basic income per share	63,751	74,884	66,683	76,466
Dilutive effect of outstanding awards associated with stock-based compensation plans(1)	197	103	158	292
Shares used in the calculation of diluted income per share	63,948	74,987	66,841	76,758
Basic income per share	$3.36	$0.47	$10.68	$6.37
Diluted income per share	$3.35	$0.47	$10.66	$6.35

(1)Certain outstanding awards associated with stock-based compensation plans were not included in the computation of diluted income per share because the effect would have been anti-dilutive. These anti-dilutive outstanding awards associated with stock-based compensation plans was 0.9 million and 0.7 million for the three months ended September 30,

2026 and 2025, respectively, and 0.9 million and 0.3 million for the nine months ended September 30, 2026 and 2025, respectively.

Note 6 — Stock-Based Compensation

The Company grants stock-based compensation awards as an incentive for employees and directors to contribute to the Company’s long-term success. The Company currently awards stock-settled stock appreciation rights, service-based and performance-based restricted stock units, and common stock equivalents. As of September 30, 2026, the Company had 3.9 million shares of its Common Stock available for stock-based compensation awards under the Gartner, Inc. Long-Term Incentive Plan as amended and restated in June 2023 (the “Plan”).

The tables below summarize the Company’s stock-based compensation expense by award type and expense category line item during the periods indicated (in millions).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Award type	2026	2025	2026	2025
Stock appreciation rights	$3.1	$2.8	$9.7	$10.2
Restricted stock units	35.1	27.5	114.8	112.8
Common stock equivalents	0.2	0.2	0.8	0.7
Total(1)	$38.4	$30.5	$125.3	$123.7

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Expense category line item	2026	2025	2026	2025
Cost of services and product development	$15.6	$11.5	$48.4	$49.0
Selling, general and administrative	22.8	19.0	76.9	74.7
Total(1)	$38.4	$30.5	$125.3	$123.7

(1)Includes costs of $15.3 million and $11.0 million during the three months ended September 30, 2026 and 2025, and $56.5 million and $58.0 million during the nine months ended September 30, 2026 and 2025, respectively, for awards to retirement-eligible employees. Those awards are expensed on an accelerated basis.

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

The Company's Chief Executive Officer is its chief operating decision maker (CODM). The CODM evaluates segment performance and allocates resources based on gross contribution. Gross contribution, as presented in the tables below, is defined as operating income or loss excluding certain Cost of services and product development expenses, Selling, general and administrative expenses, Depreciation, Amortization of intangibles, goodwill impairment and Gain from sale of divested operation. Certain bonus and fringe benefit costs included in consolidated Cost of services and product development are not allocated to segment expense. The CODM uses gross contribution to allocate resources (including financial resources and employees) for each segment primarily in the Company's annual budgeting process. The CODM then monitors budgeted versus actual results regularly to assess segment operating performance, identify business trends, and modify resource allocations as needed. The accounting policies used by the reportable segments are the same as those used by the Company. There are no intersegment revenues. The Company does not identify or allocate assets, including capital expenditures, by reportable segment. Accordingly, assets are not reported by segment because the information is not available by segment and is not reviewed in the evaluation of segment performance or in making decisions regarding the allocation of resources.

The tables below present information about the Company’s reportable segments for the periods indicated (in thousands).

Three Months Ended September 30, 2026	Insights	Conferences	Consulting	Consolidated
Revenues	$1,292,434	$86,003	$126,354	$1,504,791
Less:
Personnel expenses	274,566	19,757	76,226	370,549
Product and content delivery expenses	7,282	32,097	3,627	43,006
Other expenses(1)	7,667	4,168	3,766	15,601
Gross contribution	1,002,919	29,981	42,735	1,075,635
Cost of services and product development - unallocated(2)				3,987
Selling, general and administrative				746,842
Depreciation and amortization				45,081
Gain from sale of divested operation				(1,386)
Interest expenses and other, net				25,430
Income before income taxes				$255,681

Three Months Ended September 30, 2025	Insights	Conferences	Consulting	Other(3)	Consolidated
Revenues	$1,270,724	$74,554	$123,573	$55,221	$1,524,072
Less:
Personnel expenses	282,516	18,389	81,040	5,843	387,788
Product and content delivery expenses	8,102	25,533	3,588	28,738	65,961
Other expenses(1)	5,783	3,320	3,723	571	13,397
Gross contribution	974,323	27,312	35,222	20,069	1,056,926
Cost of services and product development - unallocated(2)					7,072
Selling, general and administrative					762,557
Depreciation and amortization					50,953
Goodwill impairment					150,000
Interest expenses and other, net					16,862
Income before income taxes					$69,482

Nine Months Ended September 30, 2026	Insights	Conferences	Consulting	Other(3)	Consolidated
Revenues	$3,876,499	$408,485	$387,399	$19,392	$4,691,775
Less:
Personnel expenses	822,194	57,015	232,668	2,210	1,114,087
Product and content delivery expenses	18,142	132,499	10,393	9,475	170,509
Other expenses(1)	22,354	13,359	11,028	130	46,871
Gross contribution	3,013,809	205,612	133,310	7,577	3,360,308
Cost of services and product development - unallocated(2)					17,892
Selling, general and administrative					2,237,783
Depreciation and amortization					135,695
Gain from sale of divested operation					(6,785)
Interest expenses and other, net					73,007
Income before income taxes					$902,716

Nine Months Ended September 30, 2025	Insights	Conferences	Consulting	Other(3)	Consolidated
Revenues	$3,789,798	$358,558	$418,873	$177,427	$4,744,656
Less:
Personnel expenses	850,941	55,015	246,644	26,305	1,178,905
Product and content delivery expenses	19,429	114,901	10,902	96,886	242,118
Other expenses(1)	18,426	12,560	11,158	1,648	43,792
Gross contribution	2,901,002	176,082	150,169	52,588	3,279,841
Cost of services and product development - unallocated(2)					16,164
Selling, general and administrative					2,269,753
Depreciation and amortization					152,452
Goodwill impairment					150,000
Interest expenses and other, net					37,189
Income before income taxes					$654,283

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

Note 8 — Debt

The Company’s total outstanding borrowings are summarized in the table below (in thousands).

	September 30,	December 31,
Description	2026	2025
2024 Credit Agreement - Revolving credit facility(1)	$—	$—
4.50% Senior Notes due 2028 (“2028 Notes”)	800,000	800,000
3.63% Senior Notes due 2029 (“2029 Notes”)	600,000	600,000
3.75% Senior Notes due 2030 (“2030 Notes”)	800,000	800,000
4.95% Senior Notes due 2031 (“2031 Notes”)	350,000	350,000
5.60% Senior Notes due 2035 (“2035 Notes”)	450,000	450,000
Other(2)	—	5,000
Principal amount outstanding(3)	3,000,000	3,005,000
Less: Deferred financing fees and unamortized discounts(4)	(19,399)	(23,326)
Net balance sheet carrying amount	$2,980,601	$2,981,674

(1)The Company had approximately $1.0 billion of available borrowing capacity on the 2024 Credit Agreement revolver (not including the expansion feature) as of September 30, 2026.
(2)Consists of a State of Connecticut economic development loan originated in 2019 with a 10-year maturity and bore interest at a fixed rate of 1.75%. The Company repaid the loan in April 2026.
(3)The weighted average annual effective rate on the Company’s outstanding debt for the three and nine months ended September 30, 2026, was 4.28% and 4.31%, respectively.
(4)Deferred financing fees and unamortized discounts are being amortized to Interest expense, net over the term of the related debt obligation.

2024 Credit Agreement

On March 26, 2024, the Company entered into a Credit Agreement (the “2024 Credit Agreement”) among the Company, as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

The 2024 Credit Agreement provides for a $1.0 billion senior unsecured five-year revolving facility. The facility may be increased, at the Company’s option and under certain conditions, by up to an additional $750 million in the aggregate. The facility may be used for revolving loans, and up to $75.0 million may be used for letters of credit. The revolving loans may be borrowed, repaid and re-borrowed until March 26, 2029, at which time all amounts borrowed must be repaid, subject to customary extension mechanics. The 2024 Credit Agreement contains certain customary restrictive loan covenants, including, among others, a financial covenant requiring a maximum leverage ratio and covenants limiting the Company’s ability to grant liens, make acquisitions, be acquired and the ability of the Company’s subsidiaries to incur indebtedness. The Company was in compliance with all financial covenants as of September 30, 2026.

Interest under the revolving facility accrues, at a variable rate, based on, at our option, (i) the Term Secured Overnight Funding Rate (“SOFR”) plus a credit spread adjustment of 0.10% or (ii) an alternate base rate (“Base Rate”) plus, in each case, an applicable margin, and is payable monthly. The applicable margin ranges between 1.125% and 1.75%, depending on the lower rate determined by either the Company’s leverage ratio or the credit rating of the Company’s senior unsecured debt. At September 30, 2026, the applicable all-in margin on the revolving facility was 1.48% (including the credit spread adjustment). The contractual annualized interest rate as of September 30, 2026 on the 2024 Credit Agreement was 5.23%, which consisted of SOFR of 3.75% plus a margin of 1.48%. The commitment fee payable on the unused portion of the facility is equal to between 0.125% and 0.25% based on utilization of the facility. The Company has also agreed to pay customary letter of credit fees.

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

Note 9 — Equity

Share Repurchase Authorization

In 2015, the Company’s Board of Directors (the “Board”) authorized a share repurchase program to repurchase up to $1.2 billion of the Company’s Common Stock. The Board authorized incremental share repurchases of up to an aggregate additional $7.4 billion of the Company’s Common Stock from February 2021 to July 2026. As of September 30, 2026, $1.1 billion remained available under the share repurchase program. The Company may repurchase its Common Stock from time-to-time in amounts, at prices and in the manner that the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended), accelerated share repurchases, private transactions or other transactions and will be funded by cash on hand and borrowings. Repurchases may also be made from time-to-time in connection with the settlement of the Company’s stock-based compensation awards.

The Company’s share repurchase activity is presented in the table below for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Number of shares repurchased(1)	886,818	3,955,033	7,827,246	4,915,661
Cash paid for repurchased shares (in thousands)(2)	$138,223	$1,055,523	$1,219,977	$1,492,678

(1)The average purchase price for repurchased shares was $143.14 and $265.38 for the three months ended September 30, 2026 and 2025, respectively, and $152.32 and $300.69 for the nine months ended September 30, 2026 and 2025, respectively. The repurchased shares during the three and nine months ended September 30, 2026 and 2025 included purchases for both open market purchases and stock-based compensation award settlements.
(2)The cash paid for repurchased shares during the nine months ended September 30, 2026 included $10.0 million of open market purchases with trade dates in December 2025 that settled in January 2026 and excise tax accrued . The cash paid for repurchased shares during the three months ended September 30, 2026 included $11.3 million of open market purchases with trade dates in June 2026 that settled in July 2026. The cash paid for repurchased shares during the three months ended September 30, 2025 excluded $0.1 million of open market purchases with trade dates in September 2025 that settled in October 2025 and excise tax accrued. The cash paid for repurchased shares during the nine months ended September 30, 2025 included $10.0 million of open market purchases with trade dates in December 2024 that settled in January 2025 and excise tax accrued. The cash paid for repurchased shares during the three months ended September 30, 2025 included $6.0 million of open market purchases with trade dates in June 2025 that settled in July 2025.

Accumulated Other Comprehensive Loss, net (“AOCL”)

The tables below provide information about the changes in AOCL by component and the related amounts reclassified out of AOCL to income during the periods indicated (net of tax, in thousands)(1).

Three Months Ended September 30, 2026

	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – June 30, 2026	$(6,014)	$(46,405)	$(52,419)
Other comprehensive income (loss) activity during the period:
Change in AOCL before reclassifications to income	—	2,497	2,497
Reclassifications from AOCL to income(2)(3)	116	—	116
Other comprehensive income (loss), net	116	2,497	2,613
Balance – September 30, 2026	$(5,898)	$(43,908)	$(49,806)

Three Months Ended September 30, 2025

	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – June 30, 2025	$(3,016)	$(5,115)	$(38,484)	$(46,615)
Other comprehensive income (loss) activity during the period:
Change in AOCL before reclassifications to income	—	—	7,303	7,303
Reclassifications from AOCL to income(2)(4)	3,016	51	—	3,067
Other comprehensive income (loss), net	3,016	51	7,303	10,370
Balance – September 30, 2025	$—	$(5,064)	$(31,181)	$(36,245)

Nine Months Ended September 30, 2026
	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2025	$(5,944)	$(35,071)	$(41,015)
Other comprehensive income (loss) activity during the period:
Change in AOCL before reclassifications to income	(397)	(9,248)	(9,645)
Reclassifications from AOCL to income(2)(3)	443	411	854
Other comprehensive income (loss), net	46	(8,837)	(8,791)
Balance – September 30, 2026	$(5,898)	$(43,908)	$(49,806)

Nine Months Ended September 30, 2025
	Interest Rate Swaps	Defined Benefit Pension Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2024	$(9,800)	$(5,214)	$(73,319)	$(88,333)
Other comprehensive income (loss) activity during the period:
Change in AOCL before reclassifications to income	—	—	42,138	42,138
Reclassifications from AOCL to income(2)(4)	9,800	150	—	9,950
Other comprehensive income (loss), net	9,800	150	42,138	52,088
Balance – September 30, 2025	$—	$(5,064)	$(31,181)	$(36,245)

(1)Amounts in parentheses represent debits (deferred losses).
(2)The reclassifications related to defined benefit pension plans were recorded in Other (expense) income, net.
(3)The reclassification related to foreign currency translation adjustments was recorded to Gain from sale of divested operation.
(4)$4.3 million and $13.2 million of the reclassifications related to interest rate swaps (cash flow hedges) were recorded in Interest expense, net, for the three and nine months ended September 30, 2025, respectively. The swap contract matured in September 2025.

Note 10 — Income Taxes

The provision for income taxes was $41.3 million and $34.1 million for the three months ended September 30, 2026 and 2025, respectively. The effective income tax rate was 16.1% and 49.1% for the three months ended September 30, 2026, and 2025, respectively. The decrease in the effective income tax rate in the current period was primarily attributable to a favorable release of reserves upon the resolution of the related inquiries, as well as the 2025 impact of the goodwill impairment, which was not deductible for tax purposes.

The provision for income taxes was $190.5 million and $167.2 million for the nine months ended September 30, 2026 and 2025, respectively. The effective income tax rate was 21.1% and 25.6% for the nine months ended September 30, 2026 and 2025, respectively. The decrease in the effective income tax rate in the current period was primarily due to the same factors that caused the year-over-year quarterly decrease.

The Company had gross unrecognized tax benefits of $293.2 million on September 30, 2026 and $301.6 million on December 31, 2025.

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

September 30, 2026
Derivative Contract Type	Number of Contracts	Notional Amounts	Fair Value Asset (Liability), Net(2)	Balance Sheet Line Item
Foreign currency forwards(1)	22	$47,134	$(141)	Other current assets/ accrued liabilities

December 31, 2025
Derivative Contract Type	Number of Contracts	Notional Amounts	Fair Value Asset (Liability), Net(2)	Balance Sheet Line Item
Foreign currency forwards(1)	104	$427,482	$230	Other current assets/ accrued liabilities

(1)The Company has foreign exchange transaction risk because it typically enters into transactions in the normal course of business that are denominated in foreign currencies that differ from the local functional currency. The Company enters into short-term foreign currency forward exchange contracts to mitigate the cash flow risk associated with changes in foreign currency rates on forecasted foreign currency transactions. These contracts are accounted for at fair value with realized and unrealized gains and losses recognized in Other (expense) income, net because the Company does not designate these contracts as hedges for accounting purposes. All of the outstanding foreign currency forward exchange contracts at September 30, 2026 matured before October 31, 2026.

(2)See Note 12 — Fair Value Disclosures for the determination of the fair values of these instruments.

At September 30, 2026, all of the Company’s derivative counterparties were investment grade financial institutions. The Company did not have any collateral arrangements with its derivative counterparties and none of the derivative contracts contained credit-risk related contingent features. The table below provides information regarding amounts recognized in the accompanying Condensed Consolidated Statements of Operations for derivative contracts for the periods indicated (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Amount recorded in:	2026	2025	2026	2025
Interest expense, net(1)	$—	$4,270	$—	$13,205
Other expense (income), net(2)	1,545	1,753	4,975	1,219
Total expense, net	$1,545	$6,023	$4,975	$14,424

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

Description	September 30, 2026	December 31, 2025
Assets:
Values based on Level 1 inputs:
Deferred compensation plan assets(1)	$18,545	$19,188
Total Level 1 inputs	18,545	19,188
Values based on Level 2 inputs:
Deferred compensation plan assets(1)	166,976	155,949
Foreign currency forward contracts(2)	8	1,169
Total Level 2 inputs	166,984	157,118
Total Assets	$185,529	$176,306
Liabilities:
Values based on Level 2 inputs:
Deferred compensation plan liabilities(1)	$192,857	$178,331
Foreign currency forward contracts(2)	149	939
Total Level 2 inputs	193,006	179,270
Total Liabilities	$193,006	$179,270

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

	Carrying Amount		Fair Value
	September 30,	December 31,	September 30,	December 31,
Description	2026	2025	2026	2025
2028 Notes	$797,552	$796,563	$779,992	$798,080
2029 Notes	597,283	596,578	560,184	578,760
2030 Notes	795,750	795,024	723,160	759,224
2031 Notes	347,003	346,564	330,852	351,869
2035 Notes	445,676	445,411	407,102	450,657
Total	$2,983,264	$2,980,140	$2,801,290	$2,938,590

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

Indemnifications. The Company has various agreements that may obligate it to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations related to matters such as title to assets sold and licensed or certain intellectual property rights. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, payments made by the Company under these agreements have not been material. As of September 30, 2026, the Company did not have any material payment obligations under any such indemnification agreements.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Description:	2026	2025	2026	2025
Operating lease cost(1)	$19,795	$20,495	$59,615	$68,139
Lease cost(2)	4,314	4,741	13,951	14,522
Sublease income	(10,970)	(11,338)	(33,298)	(33,847)
Total lease cost, net(3)	$13,139	$13,898	$40,268	$48,814
Cash paid for amounts included in the measurement of operating lease liabilities	$27,872	$27,236	$83,184	$94,273
Cash receipts from sublease arrangements	$11,568	$11,362	$34,498	$33,442
Right-of-use assets obtained in exchange for new operating lease liabilities	$6,204	$5,741	$33,902	$20,860

(1)Included in operating lease cost was $8.0 million and $8.4 million for the three months ended September 30, 2026 and 2025, respectively, and $24.0 million and $25.3 million for the nine months ended September 30, 2026 and 2025, respectively, for costs related to subleasing activities.
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

	September 30,	December 31,
Description:	2026	2025
Accounts payable and accrued liabilities	$97,223	$96,076
Operating lease liabilities	235,637	270,200
Total operating lease liabilities included in the Condensed Consolidated Balance Sheets	$332,860	$366,276

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

As of September 30, 2026, we had 19,460 employees globally, a decrease of 7% from September 30, 2025. The largest decreases in headcount were in our Insights segment and the Digital Markets business, primarily in the second half of 2025 and the first quarter of 2026.

Recent Developments

In February 2026, we completed the sale of the Digital Markets business, for approximately $99.8 million net of cash transferred. We recorded a pre-tax gain of $6.8 million on the sale, which is included in Gain from sale of divested operation in the Consolidated Statement of Operations during the nine months ended September 30, 2026. The Digital Markets business represented the entirety of our Other segment.

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

We had total revenues of $1.5 billion during the third quarter of 2026, a decrease of 1% compared to the third quarter of 2025. The decrease was due to the sale of the Digital Markets business in February 2026. During the third quarter of 2026, compared to the third quarter of 2025, Insights revenues increased by 2%, Conferences revenues increased by 15%, and Consulting revenues increased by 2%. For a more complete discussion of our results by segment, see Segment Results below.

For the third quarter of 2026 and 2025, we had net income of $214.4 million and $35.4 million, respectively, and diluted net income per share of $3.35 and $0.47, respectively. The increase in net income and diluted net income per share in 2026 compared to 2025 is primarily due to the goodwill impairment loss in 2025. Cash provided by operating activities was $1.1 billion and $1.0 billion during the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had $1.6 billion of cash and cash equivalents and approximately $1.0 billion of available borrowing capacity on our revolving credit facility. For a more complete discussion of our cash flows and financial position, see the Liquidity and Capital Resources section below.

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

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Increase (Decrease)	Increase (Decrease) %
Revenues:
Insights	$1,292,434	$1,270,724	$21,710	2%
Conferences	86,003	74,554	11,449	15
Consulting	126,354	123,573	2,781	2
Other	—	55,221	(55,221)	(100)
Total revenues	1,504,791	1,524,072	(19,281)	(1)
Costs and expenses:
Cost of services and product development	433,143	474,218	(41,075)	(9)
Selling, general and administrative	746,842	762,557	(15,715)	(2)
Depreciation	25,040	30,733	(5,693)	(19)
Amortization of intangibles	20,041	20,220	(179)	(1)
Goodwill impairment	—	150,000	(150,000)	nm
Gain from sale of divested operation	(1,386)	—	(1,386)	nm
Operating income	281,111	86,344	194,767	226
Interest expense, net	(23,641)	(16,279)	7,362	45
Other expense, net	(1,789)	(583)	(1,206)	207
Less: Provision for income taxes	41,262	34,125	7,137	21
Net income	$214,419	$35,357	$179,062	506%
nm = not meaningful

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	Increase (Decrease)	Increase (Decrease) %
Revenues:
Insights	$3,876,499	$3,789,798	$86,701	2%
Conferences	408,485	358,558	49,927	14
Consulting	387,399	418,873	(31,474)	(8)
Other	19,392	177,427	(158,035)	(89)
Total revenues	4,691,775	4,744,656	(52,881)	(1)
Costs and expenses:
Cost of services and product development	1,349,359	1,480,979	(131,620)	(9)
Selling, general and administrative	2,237,783	2,269,753	(31,970)	(1)
Depreciation	75,550	90,134	(14,584)	(16)
Amortization of intangibles	60,145	62,318	(2,173)	(3)
Goodwill impairment	—	150,000	(150,000)	nm
Gain from sale of divested operation	(6,785)	—	(6,785)	nm
Operating income	975,723	691,472	284,251	41
Interest expense, net	(66,955)	(41,493)	25,462	61
Other (expense) income, net	(6,052)	4,304	(10,356)	(241)
Less: Provision for income taxes	190,455	167,204	23,251	14
Net income	$712,261	$487,079	$225,182	46%
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

Total revenues for the three months ended September 30, 2026 were $1.5 billion, a decrease of $19.3 million, or 1% compared to the same period in 2025 on both a reported basis and excluding the foreign currency impact. Total revenues for the nine months ended September 30, 2026 were $4.7 billion, a decrease of $52.9 million, or 1% compared to the same period in 2025 on a reported basis and 2% excluding the foreign currency impact. The decreases in revenue for the three and nine months ended September 30, 2026 were primarily due to the sale of the Digital Markets business in February 2026. Refer to the section of this MD&A below entitled “Segment Results” for a discussion of revenues and results by reportable segment.

Cost of services and product development was $433.1 million during the three months ended September 30, 2026, a decrease of $41.1 million compared to the same period in 2025, or 9% on a reported basis and 8% excluding the foreign currency impact. The decrease in Cost of services and product development during the three months ended September 30, 2026 was primarily due to a $23.0 million decrease in product and content delivery expenses principally as a result of the sale of the Digital Markets business in February 2026, in addition to a $20.3 million decrease in personnel expenses due to lower headcount. Cost of services and product development as a percent of revenues was 29% and 31% for the three months ended September 30, 2026 and 2025, respectively. Cost of services and product development was $1.3 billion during the nine months ended September 30, 2026, a decrease of $131.6 million compared to the same period in 2025, or 9% on a reported basis and 10% excluding the foreign currency impact. The decrease in Cost of services and product development during the nine months ended September 30, 2026 was primarily due to the same factors that caused the year-over-year quarterly decrease, with a $71.6 million decrease in product and content delivery expenses, in addition to a $63.1 million decrease in personnel expenses. Cost of services and product development as a percent of revenues was 29% and 31% for the nine months ended September 30, 2026 and 2025, respectively.

Selling, general and administrative (“SG&A”) expense was $746.8 million during the three months ended September 30, 2026, a decrease of $15.7 million compared to the same period in 2025, or 2% on both a reported basis and excluding the foreign currency impact. The decrease in SG&A expense during the three months ended September 30, 2026 was primarily due to reduced severance expenses. SG&A expense was $2.2 billion during the nine months ended September 30, 2026, a decrease of $32.0 million compared to the same period in 2025, or 1% on a reported basis and 2% excluding the foreign currency impact. The decrease in SG&A expense during the nine months ended September 30, 2026 was primarily due to the same factor that caused the year-over-year quarterly decrease. The number of quota-bearing sales associates in Global Technology Sales decreased by 2% to 3,637 and in Global Business Sales, decreased by 1% to 1,292 compared to September 30, 2025. On a combined basis, the total number of quota-bearing sales associates decreased by 2% when compared to September 30, 2025. SG&A expense as a percent of revenues was 50% during both the three months ended September 30, 2026 and 2025. SG&A expense as a percent of revenues was 48% during both the nine months ended September 30, 2026 and 2025.

Depreciation decreased by 19% and 16% during the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The decreases for both the three and nine months ended September 30, 2026 were primarily due to the sale of the Digital Markets business in February 2026.

Amortization of intangibles decreased by 3% during the nine months ended September 30, 2026, compared to the same period in 2025, due to certain intangible assets becoming fully amortized in 2025.

Goodwill impairment of $150.0 million during the three and nine months ended September 30, 2025, reflected a goodwill impairment loss recognized in the Digital Markets reporting unit.

Gain from sale of divested operation of $6.8 million during the nine months ended September 30, 2026 was attributable to the sale of the Digital Markets business in February 2026.

Operating income was $281.1 million and $86.3 million during the three months ended September 30, 2026 and 2025, respectively. Operating income was $975.7 million and $691.5 million during the nine months ended September 30, 2026 and 2025, respectively. The increase in operating income for both the three and nine months ended September 30, 2026 as compared to the prior year periods was primarily due to the reduction in operating expenses as well as the goodwill impairment loss recognized in 2025.

Interest expense, net increased by $7.4 million and $25.5 million during the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The increase for the three and nine months ended September 30, 2026 was due to a decrease in interest income, as a result of lower average cash balances than the prior year as well as an increase in interest expense related to the issuance of our 2031 and 2035 Notes in November 2025.

Other (expense) income, net for the periods presented herein primarily consisted of the net impact of foreign currency gains and losses.

The provision for income taxes was $41.3 million and $34.1 million for the three months ended September 30, 2026 and 2025, respectively. The effective income tax rate was 16.1% and 49.1% for the three months ended September 30, 2026, and 2025, respectively. The decrease in the effective income tax rate in the current period was primarily attributable to a favorable release of reserves upon the resolution of the related inquiries, as well as the 2025 impact of the goodwill impairment, which was not deductible for tax purposes.

The provision for income taxes was $190.5 million and $167.2 million for the nine months ended September 30, 2026 and 2025, respectively. The effective income tax rate was 21.1% and 25.6% for the nine months ended September 30, 2026 and 2025, respectively. The decrease in the effective income tax rate in the current period was primarily due to the same factors that caused the year-over-year quarterly decrease.

Net income for the three months ended September 30, 2026 and 2025 was $214.4 million and $35.4 million, respectively, while net income for the nine months ended September 30, 2026 and 2025 was $712.3 million and $487.1 million, respectively. Our diluted net income per share during the three and nine months ended September 30, 2026 increased by $2.88 and $4.31, respectively. The increase in net income during both the three and nine months ended September 30, 2026 was primarily due to the 2025 periods including the goodwill impairment and a decrease in operating expenses, partially offset by a decrease in revenues and an increase in interest expense, net. The increase in diluted net income per share during the three and nine months ended September 30, 2026 was also driven by the decrease in diluted weighted average shares outstanding during 2026, as compared to the same periods in 2025.

SEGMENT RESULTS

We evaluate segment performance and allocate resources based on gross contribution margin. Gross contribution is defined as operating income or loss excluding certain Cost of services and product development expenses, SG&A expenses, Depreciation, Amortization of intangibles, goodwill impairment and Gain from sale of divested operation. Gross contribution margin is defined as gross contribution as a percent of revenues.

The tables below present the components of segment expense by percentage of segment revenues.

	Three Months Ended September 30,
	Insights		Conferences		Consulting
	2026	2025	2026	2025	2026	2025
Revenues	100%	100%	100%	100%	100%	100%
Personnel expenses	21%	22%	23%	25%	60%	66%
Product and content delivery expenses	1%	1%	37%	34%	3%	3%
Other expenses	1%	—%	5%	4%	3%	3%
Gross contribution margin	78%	77%	35%	37%	34%	29%

	Nine Months Ended September 30,
	Insights		Conferences		Consulting
	2026	2025	2026	2025	2026	2025
Revenues	100%	100%	100%	100%	100%	100%
Personnel expenses	21%	22%	14%	15%	60%	59%
Product and content delivery expenses	—%	1%	32%	32%	3%	3%
Other expenses	1%	—%	3%	4%	3%	3%
Gross contribution margin	78%	77%	50%	49%	34%	36%

Personnel expenses and product and content delivery expenses are the primary direct costs across all three reportable segments, although their relative significance varies based on each segment's operating model. The Insights segment benefits from a scalable subscription model that allows us to deliver products and services to additional customers without a proportionate increase in expenses, resulting in a higher contribution margin for the Insights business. Conferences has a different cost structure, with event delivery costs representing a significant component of direct expenses, which moderates margins despite relatively low personnel requirements. Consulting is the most labor-intensive business, with profitability largely dependent on staffing and utilization levels, as revenue growth typically requires corresponding investments in delivery personnel.

Reportable Segments

The sections below present the results of the Company’s three reportable business segments: Insights, Conferences and Consulting.

Insights

	As Of And For The Three Months Ended September 30, 2026	As Of And For The Three Months Ended September 30, 2025	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Nine Months Ended September 30, 2026	As Of And For The Nine Months Ended September 30, 2025	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues(1)	$1,292,434	$1,270,724	$21,710	2%	$3,876,499	$3,789,798	$86,701	2%
Gross contribution(1)	$1,002,919	$974,323	$28,596	3%	$3,013,809	$2,901,002	$112,807	4%
Gross contribution margin	78%	77%	1 point	—	78%	77%	1 point	—
Business Measurements:
Contract Value(1)(3)	$5,340,000	$5,211,000	$129,000	2%
Global Technology Sales(2):
Contract value(1)(3)	$4,033,000	$3,951,000	$82,000	2%
Client retention	85%	84%	1 point	—
Wallet retention	98%	98%	—	—
Global Business Sales(2):
Contract value(1)(3)	$1,307,000	$1,260,000	$47,000	4%
Client retention	87%	87%	—	—
Wallet retention	99%	102%	(3) points	—

(1)Dollars in thousands.
(2)Global Technology Sales includes sales to users and providers of technology. Global Business Sales includes sales to all other functional leaders.
(3)Contract values are on a foreign currency neutral basis. Contract values as of September 30, 2025 have been calculated using the same foreign currency rates as 2026.

Insights revenues increased by $21.7 million during the three months ended September 30, 2026 compared to the same period in 2025, or 2% both on a reported basis and excluding the foreign currency impact. Insights gross contribution increased $28.6 million during the three months ended September 30, 2026 compared to the same period in 2025, as a result of higher revenue and a decrease of $8.0 million, or 3%, in personnel expenses primarily due to lower average headcount. For the nine months ended September 30, 2026, Insights revenue increased by $86.7 million compared to the same period in 2025 or 2% on a reported basis and 1% excluding the foreign currency impact. Insights gross contribution increased $112.8 million during the nine months ended September 30, 2026 compared to the same period in 2025, as a result of higher revenue and a decrease of $28.7 million, or 3%, in personnel expenses primarily due to lower average headcount. The segment gross contribution margin was 78% and 77% for the three months ended September 30, 2026 and 2025, respectively, and 78% and 77% for the nine months ended September 30, 2026 and 2025, respectively.

Contract value increased to $5.3 billion at September 30, 2026, or 2% compared to September 30, 2025 excluding the foreign currency impact. The majority of industry sectors grew low to mid single-digit rates. Growth was led by the banking sector.

Global Technology Sales (“GTS”) contract value increased by 2% at September 30, 2026 when compared to September 30, 2025. The increase in GTS contract value was primarily due to business from new clients. GTS contract value increased by low to mid single-digit rates for nearly all commercial enterprise sizes and the majority of industry sectors.

Global Business Sales (“GBS”) contract value increased by 4% year-over-year, primarily driven by business from new clients. The majority of our GBS practices and commercial enterprise sizes achieved mid single-digit rates or faster growth rates, with the majority of sectors growing low to mid single-digit rates year-over-year.

GTS client retention was 85% and 84% as of September 30, 2026 and 2025, respectively, while wallet retention was 98% as of both September 30, 2026 and 2025. GBS client retention was 87% as of both September 30, 2026 and 2025, while wallet retention was 99% and 102% as of September 30, 2026 and 2025, respectively. The decrease in GBS wallet retention was largely due to lower levels of spending by existing clients compared to the same period in 2025.

Conferences

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Increase (Decrease)	Percentage Increase (Decrease)	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues(1)	$86,003	$74,554	$11,449	15%	$408,485	$358,558	$49,927	14%
Gross contribution(1)	$29,981	$27,312	$2,669	10%	$205,612	$176,082	$29,530	17%
Gross contribution margin	35%	37%	(2) points	—	50%	49%	1 point	—
Business Measurements:
Number of destination conferences(2)	13	10	3	30%	41	39	2	5%
Number of destination conferences attendees(2)	13,575	11,454	2,121	19%	53,105	51,660	1,445	3%

(1)Dollars in thousands.
(2)Single day, local meetings are excluded.

Conferences revenues increased by $11.4 million during the three months ended September 30, 2026 compared to the same period in 2025, or 15% on both a reported basis and excluding the foreign currency impact. The increase in revenues for the three months ended September 30, 2026 was primarily due to higher exhibitor revenue, as well as an increase in attendee revenue. We held 13 and 10 destination conferences during the three months ended September 30, 2026 and 2025, respectively. Gross contribution increased to $30.0 million during the three months ended September 30, 2026 compared to $27.3 million in the same period last year. Conferences gross contribution increased by $2.7 million during the three months ended September 30, 2026 compared to the same period in 2025 as higher revenues were partially offset by a $6.6 million, or 26%, increase in product and content delivery expenses primarily due to us hosting 3 additional destination conferences in 2026 and a $1.4 million, or 7%, increase in personnel expenses primarily due to an increase in average headcount as well as merit increases. The segment gross contribution margin was 35% and 37% during the three months ended September 30, 2026 and 2025, respectively. The lower gross contribution margin during 2026 was primarily the result of the increase in segment expenses.

Conferences revenues increased by $49.9 million during the nine months ended September 30, 2026 compared to the same period in 2025, or 14% on a reported basis and 13% excluding the foreign currency impact. The increase in revenues for the nine months ended September 30, 2026 was primarily due to higher exhibitor revenue, as well as an increase in attendee revenue. We held 41 and 39 destination conferences during the nine months ended September 30, 2026 and 2025, respectively. Gross contribution increased to $205.6 million during the nine months ended September 30, 2026 compared to $176.1 million in the same period last year. Conferences gross contribution increased by $29.5 million during the nine months ended September 30, 2026 compared to the same period in 2025 as higher revenues were partially offset by a $17.6 million, or 15%, increase in product and content delivery expenses primarily due to us hosting two additional destination conferences in 2026 and a $2.0 million, or 4%, increase in personnel expenses primarily due to an increase in average headcount as well as merit increases. The segment gross contribution margin was 50% and 49% during the nine months ended September 30, 2026 and 2025, respectively. The higher gross contribution margin during 2026 was primarily the result of the increase in revenue.

Consulting

	As Of And For The Three Months Ended September 30, 2026	As Of And For The Three Months Ended September 30, 2025	Increase (Decrease)	Percentage Increase (Decrease)	As Of And For The Nine Months Ended September 30, 2026	As Of And For The Nine Months Ended September 30, 2025	Increase (Decrease)	Percentage Increase (Decrease)
Financial Measurements:
Revenues(1)	$126,354	$123,573	$2,781	2%	$387,399	$418,873	$(31,474)	(8)%
Gross contribution(1)	$42,735	$35,222	$7,513	21%	$133,310	$150,169	$(16,859)	(11)%
Gross contribution margin	34%	29%	5 points	—	34%	36%	(2) points	—
Business Measurements:
Backlog(1)(2)	$216,922	$199,290	$17,632	9%
Billable headcount	817	924	(107)	(12)%
Consultant utilization	66%	60%	6 points	—	64%	63%	1 point	—

(1)Dollars in thousands.
(2)Backlog is on a foreign currency neutral basis. Backlog as of September 30, 2025 has been calculated using the same foreign currency rates as 2026.

Consulting revenues increased by $2.8 million during the three months ended September 30, 2026 compared to the same period in 2025 or 2% a reported basis and 3% excluding the foreign currency impact, with labor-based consulting revenue flat and an increase in contract optimization revenue of 9%, each on a reported basis. The primary region driving the increase in revenue compared to the prior year period was the United States, partially offset by Japan and Europe, Middle East and Africa (“EMEA”), principally in the commercial sector. Contract optimization revenue may vary significantly and, as such, revenues for the third quarter of 2026 may not be indicative of results for the remainder of 2026 or beyond.

Consulting gross contribution increased $7.5 million during the three months ended September 30, 2026 compared to 2025 due to higher revenues and a $4.8 million, or 6%, decrease in personnel expenses primarily due to lower headcount. The segment gross contribution margin was 34% and 29% for the three months ended September 30, 2026 and 2025, respectively. The increase in gross contribution margin for the three months ended September 30, 2026 was primarily due to the decrease in personnel expenses.

For the nine months ended September 30, 2026, Consulting revenues decreased by $31.5 million compared to the same period in 2025, or 8% on both a reported basis and excluding the foreign currency impact, with a decrease in labor-based consulting revenue of 9% and a decrease in contract optimization revenue of 3%, each on a reported basis. The primary regions driving the decrease in revenue compared to the prior year period were Japan and EMEA, principally in the commercial sector.

Consulting gross contribution decreased $16.9 million during the nine months ended September 30, 2026 compared to 2025 due to lower revenues partially offset by a $14.0 million, or 6%, decrease in personnel expenses primarily due to lower headcount. The segment gross contribution margin was 34% and 36% for the nine months ended September 30, 2026 and 2025, respectively. The decrease in gross contribution margin for the nine months ended September 30, 2026 was primarily due to the decrease in revenues.

Backlog increased by $17.6 million, or 9%, from September 30, 2025 to September 30, 2026, excluding the foreign currency impact.

LIQUIDITY AND CAPITAL RESOURCES

We finance our operations through cash generated from our operating activities and, to a lesser extent, borrowings. Note 8 — Debt in the Notes to Condensed Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations. At September 30, 2026, we had $1.6 billion of cash and cash equivalents and approximately $1.0 billion of available borrowing capacity on the revolving credit facility under our 2024 Credit Agreement. We believe that the Company has adequate liquidity to meet its currently anticipated needs for both the next twelve months and the foreseeable future.

We have historically generated significant cash flows from our operating activities, benefiting from the favorable working capital dynamics of our subscription-based business model in our Insights segment, which is our largest business segment and historically has constituted a significant portion of our total revenues. The majority of our Insights customer contracts are paid in advance and, combined with a strong customer retention rate and high incremental margins, our subscription-based business model has resulted in continuously strong operating cash flow. Cash flow generation has also benefited from our ongoing efforts to improve the operating efficiencies of our businesses as well as a focus on the optimal management of our working capital as we increase sales. Since Insights customers are primarily billed upfront, operating cash flows are influenced not only by the timing of customer collections but also by the rate of growth or decline in subscription contract value. Generally, higher subscription contract value growth results in a greater increase in upfront billings and associated operating cash flow generation, while slower growth or declining subscription contract value have a negative impact on operating cash flow generation relative to prior periods. Our operating cash flows are influenced by the combined effects of fees receivable and deferred revenue, as well as deferred commissions and commissions payable, rather than by changes in those account balances viewed in isolation.

Our cash and cash equivalents are held in numerous locations throughout the world with 66% held outside the U.S. at September 30, 2026. We continue to assert our intention to reinvest substantially all remaining accumulated undistributed foreign earnings, except in instances where repatriation would result in minimal additional tax.

The table below summarizes the changes in our cash balances for the periods indicated (in thousands).

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	Increase (Decrease)
Cash provided by operating activities	$1,083,760	$995,821	$87,939
Cash provided by (used in) investing activities	40,145	(91,310)	131,455
Cash used in financing activities	(1,206,299)	(1,467,475)	261,176
Net decrease in cash and cash equivalents and restricted cash	(82,394)	(562,964)	480,570
Effects of exchange rates on cash and cash equivalents	(6,990)	60,547	(67,537)
Beginning cash and cash equivalents	1,722,521	1,933,147	(210,626)
Ending cash and cash equivalents	$1,633,137	$1,430,730	$202,407

Operating

Cash provided by operating activities was $1,083.8 million and $995.8 million during the nine months ended September 30, 2026 and 2025, respectively. The year-over-year increase was primarily due to higher operating income as well as improving contract value growth, partially offset by an approximately $37.0 million increase in net cash interest payments and the timing of severance and indirect tax payments. While operating income increased $284.3 million year over year, $150.0 million of the increase related to the absence of the non-cash goodwill impairment recognized in 2025.

Investing

Cash provided by (used in) investing activities was $40.1 million and $(91.3) million during the nine months ended September 30, 2026 and 2025, respectively. The change from 2025 to 2026 was primarily the result of the proceeds from the sale of the Digital Markets business in February 2026, as well as lower capital expenditures, principally the result of an approximately $22.0 million decrease in real estate-related spending.

Financing

Cash used in financing activities was $1.2 billion and $1.5 billion during the nine months ended September 30, 2026 and 2025, respectively. We used $1.2 billion and $1.5 billion of cash for share repurchases during the nine months ended September 30, 2026 and 2025, respectively.

Debt

As of September 30, 2026, the Company had $3.0 billion of principal amount of debt outstanding. Note 8 — Debt in the Notes to Condensed Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations. From time to time, the Company may seek to retire or repurchase its outstanding debt through various methods including open market repurchases, negotiated block transactions, or otherwise, all or some of which may be effected through Rule 10b5-1 plans. Such transactions, if any, depend on prevailing market conditions, our liquidity and capital requirements, contractual restrictions, and other factors, and may involve material amounts.

OFF BALANCE SHEET ARRANGEMENTS

From January 1, 2026 through September 30, 2026, the Company has not entered into any material off-balance sheet arrangements or transactions with unconsolidated entities or other persons.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

As of September 30, 2026, the Company had $3.0 billion in total debt principal outstanding. None of the Company’s total debt outstanding as of September 30, 2026 was based on a floating base rate of interest. Note 8 — Debt in the Notes to Condensed Consolidated Financial Statements provides additional information regarding the Company’s outstanding debt obligations.

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

Translation risk arises as our foreign currency assets and liabilities are translated into U.S. dollars because the functional currencies of our foreign operations are generally denominated in the local currency. Adjustments resulting from the translation of these assets and liabilities are deferred and recorded as a component of stockholders’ equity. A measure of the potential impact of foreign currency translation can be determined through a sensitivity analysis of our cash and cash equivalents. At September 30, 2026, we had $1.6 billion of cash and cash equivalents, with a substantial portion denominated in foreign currencies. If the exchange rates of the foreign currencies we hold all changed in comparison to the U.S. dollar by 10%, the amount of cash and cash equivalents we would have reported on September 30, 2026 could have increased or decreased by approximately $129.4 million. The translation of our foreign currency revenues and expenses historically has not had a material impact on our consolidated earnings because movements in and among the major currencies in which we operate tend to impact our revenues and expenses fairly equally. However, our earnings could be impacted during periods of significant exchange rate volatility, or when some or all of the major currencies in which we operate move in the same direction against the U.S. dollar.

Transaction risk arises when we enter into a transaction that is denominated in a currency that may differ from the local functional currency. As these transactions are translated into the local functional currency, a gain or loss may result, which is recorded in current period earnings. We typically enter into foreign currency forward exchange contracts to mitigate the effects of some of this foreign currency transaction risk. Our outstanding foreign currency forward exchange contracts as of September 30, 2026 had an immaterial net unrealized loss.

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

Management conducted an evaluation, as of September 30, 2026, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2026, the Company’s disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

In May 2015, the Company’s Board of Directors (the “Board”) authorized a share repurchase program to repurchase up to $1.2 billion of the Company’s common stock. The Board authorized incremental share repurchases of up to an aggregate additional $7.4 billion of the Company’s common stock from February 2021 to July 2026. The Company may repurchase its common stock from time-to-time in amounts, at prices and in the manner that the Company deems appropriate, subject to the availability of stock, prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Repurchases may be made through open market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended), accelerated share repurchases, private transactions or other transactions and will be funded by cash on hand and borrowings. Repurchases may also be made from time-to-time in connection with the settlement of the Company’s stock-based compensation awards. The table below summarizes the repurchases of our common stock during the three months ended September 30, 2026.

Period	Total Number of Shares Purchased (#)	Average Price Paid Per Share ($)	Total Number of Shares Purchased Under Announced Programs (#)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1, 2026 to July 31, 2026	783,941	$140.25	783,864	$1,161,883
August 1, 2026 to August 31, 2026	33,014	151.75	32,963	1,156,883
September 1, 2026 to September 30, 2026	69,863	171.49	64,464	$1,145,909
Total for the quarter(1)	886,818	$143.14	881,291

(1)The repurchased shares during the three months ended September 30, 2026 included 5,527 shares purchased for the settlement of stock-based compensation awards and 881,291 shares purchased in the open market. Amounts presented exclude the excise tax accrual.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

No director or Section 16 officer adopted or terminated a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5–1 trading arrangement during the three months ended September 30, 2026.

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

Gartner, Inc.

Date:	November 3, 2026	/s/ Craig W. Safian
Craig W. Safian
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)